Form 10-K
period 1999-12-31
RUDOLPH TECHNOLOGIES INC
filed 2000-03-24
CIK 1094392

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the transition period from     to

                         Commission File No. 000-27965

                          RUDOLPH TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              04-2564110
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

                      One Rudolph Road Flanders, NJ 07836
              (Address of principal executive offices) (Zip Code)
      Registrant's telephone number, including area code: (973) 691-1300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock, $0.001 Par Value
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock on February 29, 2000 of $45.125 per share was approximately $407,992,092. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The registrant had 14,684,706 shares of Common Stock outstanding as of February 29, 2000 .

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2000 are incorporated herein by reference in Part III, Items 10,11,12,13.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item No.                                                                  Page
 --------                                                                  ----
 PART I
  1.   Business.........................................................     1
  2.   Properties.......................................................    15
  3.   Legal Proceedings................................................    15
  4.   Submission of Matters to a Vote of Security Holders..............    16

 PART II
  5.   Market Price for Registrant's Common Equity and Related
       Stockholder Matters..............................................    17
  6.   Selected Financial Data..........................................    17
  7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................    19
  7.A. Quantitative and Qualitative Disclosures about Market Risk.......    23
  8.   Financial Statements and Supplementary Data......................    23
  9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosures............................................    23

 PART III
 10.   Directors and Executive Officers of the Registrant...............    24
 11.   Executive Compensation...........................................    24
 12.   Security Ownership of Certain Beneficial Owners and Management...    24
 13.   Certain Relationships and Related Transactions...................    24

 PART IV
 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..    25

                                    PART 1

                          FORWARD LOOKING STATEMENTS

  Certain statements in this Annual Report on Form 10-K, including those concerning our expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions and cash requirements, are forward-looking statements. These forward looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Additional forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.

  The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward looking statements for a number of reasons including the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, ability to manage growth, risk of nonpayment of accounts receivable or changes in budgeted costs. Our stockholders should carefully review the cautionary statements contained in this Form 10K, including "Risk Factors" set forth in Item 1 below.

Item 1. Business

General

  We are a worldwide leader in the design, development, manufacture and support of high-performance process control metrology systems used in semiconductor device manufacturing. Our proprietary systems non-destructively measure the thickness and other properties of thin films applied during various steps in the manufacture of integrated circuits, enabling semiconductor device manufacturers to increase yields and lower overall production costs. We provide our customers with a flexible full-fab metrology solution by offering families of systems that meet their transparent and opaque thin film measurement needs in various applications across the fabrication process. Our two primary families of metrology solutions offer leading-edge metrology technology, flexible systems cost-effectively designed for specific manufacturing applications and a common production-worthy automation platform, all backed by worldwide support.

  We design our systems with the flexibility to allow our customers to mix and match tools both within and across our product lines to provide cost-effective solutions that meet their specific manufacturing applications. Our primary transparent and opaque thin film measurement systems are all built on our production-worthy Vanguard common automation platform which has been in production since the spring of 1997. The Vanguard platform, provides a common software system, user interface, and hardware base for our systems. We also provide our customers with direct service and application support worldwide, which is dedicated to ensuring tool uptime and promoting additional applications for our solutions across the fab.

  Metal and Opaque Thin Film Measurement Solutions. Our MetaPULSE family of metrology systems incorporates our proprietary technology for optical acoustic metrology, which allows customers to simultaneously measure the thickness and other properties of up to six metal or other opaque film layers in a non-contact manner on product wafers. By minimizing the need for test wafers, MetaPULSE systems enable our customers to achieve significant cost savings. We believe that we currently offer the only systems that can non-destructively measure up to six metal film layers with the degree of accuracy semiconductor device manufacturers demand.

  Our MetaPULSE systems use ultra-fast lasers to generate sound waves that pass down through a stack of metal or opaque films such as copper and aluminum, sending back to the surface an echo which is detected and analyzed. These systems precisely measure the films with Angstrom accuracy and sub-Angstrom repeatability at high throughputs. This accuracy and repeatability is critical to semiconductor device manufacturers' ability to achieve higher manufacturing yields with the latest fabrication processes.

  In addition to measuring thickness, MetaPULSE systems provide critical information about the properties of a film stack, such as detection of missing layers during deposition, which is not available from traditional single-layer test wafer metrology. We therefore believe that MetaPULSE offers significant cost and performance advantages to customers depositing multi-layer film stacks. As the industry moves toward the widespread adoption of copper metalization, we believe that MetaPULSE systems will become even more widely used to control device process parameters*.

  Transparent Film Measurement Solutions. Our SpectraLASER line of transparent film metrology systems provides precise and repeatable measurements of an ever-increasing library of new thin films by incorporating our proprietary and patented ellipsometer technology. Our patented technology, which uses four lasers operating simultaneously at multiple angles and wavelengths, provides our systems with an inherently stable design. In addition, our use of long life solid state lasers rather than the traditional white light sources of competitive systems reduces maintenance costs and minimizes the cost and time required to re-qualify a light source when it is replaced. SpectraLASER systems can also incorporate reflectometry technology, which is often more suitable for measuring thicker films. The addition of reflectometry technology to our SpectraLASER systems allows simultaneous measurement using both technologies, addressing a trend in the industry to use film stacks composed of an increasing number of layers of different films without compromising throughput in the fab.

  To complement our SpectraLASER family of transparent film metrology systems, we have developed our MatrixMetrology family of systems, which was introduced in September 1999 at the Semicon Taiwan industry conference. These systems incorporate advanced ellipsometry and reflectometry technologies. Each model is specifically configured in its hardware and software architecture to provide an optimized metrology solution for a specific semiconductor process application, such as CMP, diffusion or etch. Our MatrixMetrology line, when combined with our existing families of metrology systems, is designed to provide customers with a flexible full-fab line of metrology solutions for transparent and opaque thin films, all built on our award-winning Vanguard automation platform.

Technology

  We believe that our expertise in engineering, research and development enables us to rapidly develop new technologies and products in response to emerging industry trends. The breadth of our technology enables us to offer our customers a combination of measurement technologies, which we believe is critical for today's advanced thin film metrology applications.

  Optical Acoustics. Optical acoustic metrology involves the use of ultra-fast laser induced sonar for metal and opaque thin film measurement. This technology sends ultrasonic waves into multi-layer opaque films, then analyzes the resulting echoes to determine the thickness of each individual layer simultaneously. The echo's amplitude and phase can be used to detect film properties, missing layers and interlayer problems. Since different phenomena affect amplitude and phase uniquely, a variety of interlayer problems can be detected and measured.

  The use of optical acoustics to measure multi-layer metal and opaque films was pioneered by scientists at Brown University in collaboration with us. The proprietary optical acoustic technology in our MetaPULSE systems measures the thickness of single or multi-layer opaque films ranging from less than 20 Angstroms to greater than five microns. It provides these measurements at a rate of 60 wafers per hour with one to two percent accuracy and 0.5% repeatability. Our optical acoustic technology also enables our MetaPULSE systems to measure film properties on product wafers at existing test sites by using small measurement spots of only ten microns in combination with pattern recognition software algorithms.

  Ellipsometry. Ellipsometry is a non-contact, non-destructive optical technique for transparent thin film measurement. When a surface or interface is struck by polarized light, ellipsometers measure the change in the reflected light's polarization. By measuring at multiple wavelengths, an ellipsometer can determine multiple properties of transparent films. The combination of multiple angles of incidence and multiple wavelength ellipsometry also allows accurate and reliable measurement across a wide range of thicknesses and a wide variety of films and film stacks.

  Since 1977, when we introduced our AutoEL, the industry's first production-oriented, microprocessor-based ellipsometer, we have been an industry leader in ellipsometry technology. We hold patents on several ellipsometry technologies developed by our engineers, including our proprietary technique which uses four lasers for multiple angle of incidence, multiple wavelength ellipsometry. Incorporating this proprietary technology, our SpectraLASER systems provide the accuracy and analytical power of research-grade spectroscopic ellipsometers together with the high throughput required for production applications.

  Reflectometry. For applications requiring broader spectrum coverage, some ellipsometry tools are also equipped with a reflectometer. Reflectometry uses white light to determine the properties of transparent thin films by analyzing the wavelength of light reflected from the surface of a wafer. This light is analyzed with software algorithms to determine film thickness and, in some cases, other material properties of the measured film. Reflectometry is often more suitable for measuring thicker films, whereas ellipsometry is often more suitable for measuring very thin films. Thus, neither system alone is capable of accurate and reliable measurements over the full range of film thickness.

  Using state-of-the-art deep ultraviolet reflectometers along with our proprietary ellipsometry tools, our SpectraLASER systems have the ability to simultaneously measure the thickness and optical properties of films ranging in thickness from 20 Angstroms to several microns. Our MatrixMetrology systems will also incorporate next-generation reflectometry technology to enhance their metrology performance in a broad range of semiconductor device manufacturing applications.

Products

  Our thin film measurement systems are non-contact, non-destructive metrology systems capable of measuring thin film properties across the wafer with a high degree of precision and repeatability. Our thin film measurement solutions consist of five product families, three of which are built on our Vanguard automation platform. In 1977 we introduced the industry's first production-oriented, microprocessor-based ellipsometer, the AutoEL. As semiconductor device manufacturing technology continued to advance rapidly, we developed our second product family, the FOCUS ellipsometer. More recently, we introduced two additional product families, the SpectraLASER family of transparent thin film measurement systems and the MetaPULSE family of systems for measuring metal and other opaque films. Finally, at the Semicon Taiwan industry conference in September 1999, we introduced our new line of MatrixMetrology systems optimized for the CMP, diffusion and etch processes. All of our SpectraLASER, MetaPULSE and MatrixMetrology systems will be produced on our common Vanguard automation platform.

  The following table summarizes various features of our principal products:

                         Year of
     Product Line      Introduction  Principal Applications        Price Range
     ------------      ------------ ------------------------- ---------------------
MetaPULSE Systems          1997                               $900,000-$1.6 million
 MetaPULSE 200(five
  models)                           Deposition, CMP, CVD, PVD
 MetaPULSE 300(five
  models)                           Deposition, CMP, CVD, PVD
SpectraLASER Systems       1997                               $350,000-$900,000
 SpectraLASER 200(four
  models)                           CMP, Diffusion, CVD, PVD,
                                    Lithography, Etch
 SpectraLASER 300(four
  models)                           CMP, Diffusion, CVD, PVD,
                                    Lithography, Etch

                           Year of
      Product Line       Introduction  Principal Applications        Price Range
      ------------       ------------ ------------------------- ---------------------
MatrixMetrology Systems      1999                               $400,000-$1.0 million
 MatrixMetrology S200
  CMP                                 CMP
 MatrixMetrology S200
  Etch                                Etch
 MatrixMetrology S200
  Diffusion                           Diffusion
 MatrixMetrology S300
  CMP                                 CMP
 MatrixMetrology S300
  Etch                                Etch
 MatrixMetrology S300
  Diffusion                           Diffusion
FOCUS Series                 1991                               $200,000-$600,000
 FOCUS FE III                         Diffusion, Etch, CMP, CVD
 FOCUS FE VII                         Diffusion, Etch, CMP, CVD
 CALIBER 300                          Diffusion, Etch, CMP, CVD
AutoEL Series                1977                               $20,000-$100,000
 AutoEL III Ellipsometer              Diffusion, Thin Films
 AutoEL IV Ellipsometer               Diffusion, Thin Films

 MetaPULSE

  Our MetaPULSE product family uses non-destructive optical acoustic technology to simultaneously measure up to six layers of metal or other opaque thin films with a broad range of thicknesses. Because it requires only a ten micron measurement spot, MetaPULSE is able to deliver reliable measurement on existing test spots on product wafers, reducing the cost associated with using test wafers. MetaPULSE systems can also detect many problems and film properties that remain invisible to traditional single-layer metrology systems. To date, we have sold or received orders for over 50 MetaPULSE systems worldwide, including many that have been deployed in copper interconnect production applications.

  MetaPULSE 200. Our MetaPULSE 200 system is the first production metal and opaque thin film metrology system that simultaneously measures up to six layers in a multi-layer metal film stack while providing early detection of problems due to missing layers, poor adhesion and interlayer reaction and the roughness of top and buried layers. It delivers the Angstrom accuracy and sub-Angstrom repeatability demanded by semiconductor device manufacturers at high throughput of up to 60 product wafers per hour.

  MetaPULSE 300. Our MetaPULSE 300 incorporates all of the features of our MetaPULSE 200 system and is configured to measure 300 millimeter product wafers.

 SpectraLASER

  Our SpectraLASER family of transparent thin film measurement systems incorporates our proprietary ellipsometry techniques, which uses multiple angle of incidence, multiple wavelength ellipsometry to deliver the accuracy and analytical power of research-grade spectroscopic ellipsometers with the high throughput required for production applications. SpectraLASER's four-laser array provides ellipsometry at wavelengths across the spectrum from deep blue to near infrared, a broader range of wavelengths than most competitive systems. These features give our SpectraLASER systems the analytical power to quickly and easily characterize new processes, solve film metrology problems and qualify new process tools. Our SpectraLASER systems combine these ellipsometry technologies with a deep ultraviolet reflectometer, enabling them to measure a broader range of film thicknesses and enhancing their ability to handle current and future generation lithography applications.

  The laser light sources employed by our SpectraLASER systems allow them to provide repeatable measurements for powerful transparent film process control. Intense laser light allows fast, small-spot measurements on product wafers in CMP, CVD, diffusion, lithography and etch applications. Unlike the white light sources used in many competing products, which begin to degrade in weeks and require lamp changes every few months, the solid state lasers in our SpectraLASER and MatrixMetrology systems deliver stable light output for two to three years. In addition, because a laser light source is preconfigured to emit light at a particular wavelength, users of our SpectraLASER and MatrixMetrology systems need not undergo a lengthy recalibration process each time they replace a light source.

  SpectraLASER 200. Our SpectraLASER 200 simultaneously emits laser light at multiple wavelengths and uses multiple angles of incidence for data acquisition, measuring a spectrum of optical properties at each wavelength. The SpectraLASER 200 accepts 100 millimeter and 200 millimeter wafers at throughput of up to 100 wafers per hour.

  SpectraLASER 300. Our SpectraLASER 300 incorporates all of the features of our SpectraLASER 200 product, and accepts 200 millimeter and 300 millimeter cassettes or 300 millimeter pod loaders at throughput of up to 80 wafers per hour.

 MatrixMetrology Systems

  Our MatrixMetrology systems further enhance our full-fab solution and allow our customers to mix and match technologies to fit their production needs. We offer several specialized MatrixMetrology systems designed for use in specific semiconductor device manufacturing applications. These MatrixMetrology systems include:

  MatrixMetrology S200 CMP. Our MatrixMetrology S200 CMP system, designed for use in the CMP phase of the semiconductor device manufacturing process, will offer a high throughput 120 wafer-per-hour visible reflectometer and a 110 wafer-per-hour long life helium neon gas laser ellipsometer.

  MatrixMetrology S200 Etch. Our MatrixMetrology S200 Etch system, designed for use in the etch phase of the semiconductor device manufacturing process, will have all of the features of the S200 CMP product, and will also provide customers with a 780 nanometer ellipsometer.

  MatrixMetrology S200 Diffusion. Our MatrixMetrology S200 Diffusion system, designed for use in the diffusion phase of the semiconductor device manufacturing process, will have all of the features of our S200 Etch and S200 CMP systems, along with a 458 nanometer ellipsometer and a deep ultraviolet 190-470 nanometer reflectometer.

  MatrixMetrology S300 CMP, Etch and Diffusion. Our MatrixMetrology S300 CMP, Etch and Diffusion systems will incorporate all of the features of our MatrixMetrology S200 CMP, Etch and Diffusion systems and will be configured to measure 300 millimeter product wafers.

 Vanguard Automation Platform

  Our Vanguard automation platform provides a common hardware, software and automation system for our MetaPULSE, SpectraLASER and MatrixMetrology families. The modular nature of the Vanguard platform will enable our customers to upgrade their MetaPULSE, SpectraLASER and MatrixMetrology systems and integrate new applications into their existing systems in a rapid and cost-effective manner. By using the same Vanguard platform, our customers can minimize the amount of equipment configuration and employee training required to modify their metrology systems in response to changing production demands.

 FOCUS Series

  In the early 1990s, semiconductor manufacturing technology advanced rapidly with the proliferation of 200 millimeter wafers and line widths under one micron. In response to this industry trend, we introduced the FOCUS ellipsometer family. Based on our patented Focused Beam measurement technology, our FOCUS series of ellipsometers offered increased repeatability and accuracy as well as a greater degree of automation and cleanliness for our customers. We believe that the ability to handle complex applications has made our FOCUS ellipsometers an industry standard in film thickness metrology.

  FOCUS FE III. Our FOCUS FE III system provides a low cost 100 to 200 millimeters automated ellipsometer using our dual wavelength Focused Beam technology. It directly measures sample wafers with a small spot at multiple angles of incidence.

  FOCUS FE VII. Our FOCUS FE VII system is designed for high volume, sub-micron device manufacturing requiring superior film thickness and index of refraction measurements in diffusion, etch, CMP and CVD applications. Using the same type of Focused Beam technology as the FOCUS FE III, our FOCUS FE VII can provide accurate results for both film composition and film thickness.

  CALIBER 300. Our Caliber 300 was one of the first commercial, production-oriented ellipsometers to measure 300 millimeter wafers. Caliber 300 combines our patented Focused Beam technology with an ultra-fast wafer handler.

 AutoEL Series

  In 1977, our predecessor company developed the industry's first production-oriented, microprocessor-based ellipsometer, the AutoEL. Our AutoEL series of ellipsometers offers customers a fully automated desktop solution with long-term repeatability and thin film precision. Using our proprietary Ellipto MAP software, the AutoEL family of ellipsometers can display maps of film thickness, refractive index and absorption, as well as the optical constants of bare substrates. Film thicknesses and refractive index data points measured and calculated by the AutoEL can be automatically downloaded to a personal computer where the data can be displayed immediately or stored on a disk for off-line processing.

  AutoEL III Ellipsometer. Our AutoEL III family of ellipsometers provides low-cost tabletop automatic tools for routine measurements of thickness and index. Its operating wavelength is 633 nanometers.

  AutoEL IV Ellipsometer. Our AutoEL IV ellipsometers have the same specifications as our AutoEL III and operate at wavelengths of 405 nanometers, 546 nanometers and 633 nanometers.

Customers

  We sell our products worldwide to over 100 semiconductor device manufacturers, including both independent semiconductor device manufacturers and foundries throughout the world. In addition, we have a diverse customer base in terms of both geographic location and type of semiconductor device manufactured. Our customers are located in 24 different countries.

  We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 1997, 1998 and 1999, sales to customers that individually represented at least five percent of our revenues accounted for 7.7%, 43.2% and 49.3% of our revenues. In 1999, sales to Intel accounted for 31.2% of our revenues and no other individual customer accounted for more than 10% of our revenues. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

Research and Development

  The thin film transparent and opaque process control metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs.

  The core competencies of our research and development team include metrology systems for high volume manufacturing, ellipsometry, ultra-fast optics, picosecond acoustic and optical design, advanced metrology application development and algorithm development. We have been granted or hold exclusive licenses to eleven U.S. and foreign patents covering technology in the transparent thin film measurement, altered material characterization and picosecond ultrasonic areas. We also have several pending regular and provisional applications in the U.S. and in other countries.

  To leverage our internal research and development capabilities, we maintain close relationships with leading research institutions in the metrology field including Brown University. Our four year partnership with Brown University has resulted in the development of the optical acoustic technology underlying our MetaPULSE product line. We have been granted exclusive licenses from Brown University Research Foundation, subject to rights returned by Brown and the United States government for their own non-commercial uses for several patents relating to this technology.

  Our research and development expenditures in 1997, 1998 and 1999 were $5.8 million, $5.1 million and $5.0 million. We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods*.

Sales, Customer Service and Application Support

  We maintain an extensive network of direct sales, customer service and application support offices in several locations throughout the world. We maintain sales, service or applications offices in California, New Jersey, Texas, Germany, Holland, Ireland, Israel, Korea, and Taiwan. In addition, we make use of leading independent sales organizations in Japan, Singapore, China, Taiwan and Korea. We believe that these organizations significantly enhance our sales capabilities in the regions they serve without requiring a significant capital outlay from us.

  We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers' operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our new training facility in Ledgewood, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations.

Manufacturing

  Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our new manufacturing and service facility in Ledgewood, New Jersey. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.

  We rely on sole and limited source suppliers for certain parts and subassemblies. This reliance creates a potential inability to obtain an adequate supply of required components, and reduced control over pricing and time of delivery of components. An inability to obtain adequate supplies would require us to seek alternative sources of supply or might require us to redesign our systems to accommodate different components or subassemblies. However, if we were forced to seek alternative sources of supply, manufacture such components or subassemblies internally, or redesign our products, this could prevent us from shipping our products to our customers on a timely basis, which could have a material adverse effect on our operations.

Intellectual Property

  We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. We have been granted or hold exclusive licenses to 15 U.S. and foreign patents. The patents we own or exclusively license have expiration dates ranging from 2005 to 2017. We also have 20 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of the transparent thin film measurement and altered material characterization.

  We have been granted exclusive licenses from Brown University Research Foundation, subject to rights retained by Brown and the United States government for their own non-commercial uses, for several patents relating to the optical acoustic technology underlying our MetaPULSE product family. The terms of these exclusive licenses are equal to the lives of the patents. We pay royalties to Brown based upon a percentage of our revenues from the sale of systems that incorporate technology covered by the Brown patents. We also have the right to support patent activity with respect to new ultra-fast acoustic technology developed by Brown scientists, and to acquire exclusive licenses to this technology. Brown may terminate the licenses if we fail to pay royalties to Brown or if we materially breach our license agreement with Brown.

  Our pending patents may never be issued, and even if they are, these patents, our existing patents and the patents we license may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. To protect our proprietary rights, we also rely on a combination of copyrights, trademarks, trade secret laws, contractual provisions and licenses. There can be no assurance that any patents issued or licensed by us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with a competitive advantage.

  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell products. There is a risk that our means of protecting our proprietary rights may not be adequate. For example, our competitors may independently develop similar technology or duplicate our products. If we fail to adequately protect our intellectual property, it would be easier for our competitors to sell competing products.

Competition

  The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. We principally compete with KLA-Tencor, Philips Analytical Instruments and Therma-Wave. We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics and Sopra. Each of our product lines also competes with products that use different metrology techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.

  Significant competitive factors in the market for metrology systems include system performance, ease of use, reliability, cost of ownership, technical support and customer relationships. We believe that, while price and delivery are important competitive factors, the customers overriding requirement is for a product that meets their technical capabilities. To remain competitive, we believe we will need to maintain a high level of investment in research and development and sales and marketing. No assurances can be given that we will continue to be competitive in the future.

Backlog

  We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 1999 we had a backlog of approximately $16.3 million compared with a backlog of approximately $7.0 million at December 31, 1998.

Employees

  As of December 31, 1999, we had 189 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

  While we have generally been able to find qualified candidates to fill new positions, personnel shortages occasioned by the strong economy and low unemployment continue to make it more difficult to recruit qualified candidates for certain positions in design, field support, testing and process engineering. Once replacement personnel are recruited, we then face the task of training and integrating these new employees. There can be no assurance that we will be successful in retaining, recruiting, training and integrating the necessary key personnel and any failure to expand these areas in an efficient manner could have a material effect on our results of operations.

Risk Factors

 Fluctuations in Operating Results

  Our operating results have varied significantly in the past and may continue to do so in the future, which could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include: changes in customer demand for our systems, which is influenced by economic conditions in the semiconductor device industry, demand for products that use semiconductors, market acceptance of our systems and those of our customers and changes in our product offerings; seasonal variations in customer demand, including the tendency of European sales to slow significantly in the third quarter of each year; the timing, cancellation or delay of customer orders and shipments; product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements; and the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels.

  We reported net income available to common stockholders in 1999 of $2.3 million compared to a net loss available to common shareholders of $14.6 million in 1998. We may not be able to maintain profitability in the future, which may cause our business to suffer and the price of our common stock to substantially decline. During any quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems. Our transparent film measurement systems range in price from approximately $200,000 to $1.0 million per system and our opaque film measurement systems range in price from approximately $900,000 to $1.6 million per system. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. This, in turn, could cause fluctuations in the market price of our common stock.

  In addition, continued investments in research, development and engineering and the development of worldwide sales, marketing and customer satisfaction organization will result in significantly higher fixed costs. There can be no assurance that we will be able to achieve a rate of growth or level of sales in any future period commensurate with our level of expenses. The impact of these and other factors on our operating results in any future period cannot be forecast with any degree of certainty. Due to the foregoing factors, we are likely to experience in some future quarter or quarters operating results which may be below the expectations of analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected.

 Semiconductor Equipment Industry Volatility

  Our operating results will be subject to significant variation due to the cyclical nature of the semiconductor device industry. For example, our revenues decreased from $35.3 million in 1997 to $20.1 million in 1998, then increased to $38.1 million in 1999. Downturns in the semiconductor industry will likely lead to proportionately greater downturns in our revenues. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor device industry is cyclical and has historically experienced periodic downturns, which have often resulted in substantial decreases in the semiconductor device industry's demand for capital equipment, including its thin film metrology equipment. There is typically a six to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers. In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues. Although the semiconductor device industry is recovering, the industry may not continue to improve; the industry may experience other, possibly more severe and prolonged, downturns in the future; and any continued recovery of the semiconductor device industry may not result in an increased demand by semiconductor device manufacturers for capital equipment. Any future downturn in the semiconductor device industry, or any failure of that industry to fully recover from its recent downturn, will seriously harm our business, financial condition and results of operations.

 Acceptance by Customers of New Technology

  If we are not able to successfully develop new products, or if these products do not gain general market acceptance we will not be able to generate revenues and recover our research and development costs. Metrology product development is inherently risky because it is difficult to foresee developments in semiconductor device manufacturing technology, coordinate technical personnel and identify and eliminate metrology system design flaws. We recently developed our MatrixMetrology systems, which are thin film metrology systems specifically designed for use in the CMP, etch, diffusion and other portions of the semiconductor device manufacturing process where we do not currently have significant market share. Any new systems introduced by us may not achieve a significant degree of market acceptance or, once accepted, may fail to sell well for any significant period.

  We expect to spend a significant amount of time and resources to develop new systems and refine existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of new systems. Our ability to commercially introduce and successfully market new systems is subject to a wide variety of challenges during this development cycle, including start-up bugs, design defects and other matters that could delay introduction of these systems. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that do materialize may be cancelled. As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales of our systems in order to recoup research and development expenditures.

  Even if we are able to develop new products that gain market acceptance, sales of new products could impair our ability to sell existing product lines. Competition from our new MatrixMetrology systems could have a negative effect on sales of our other transparent thin film metrology systems, including our SpectraLASER and FOCUS systems, and the prices we could charge for these systems. We may also divert sales and marketing resources from our current systems in order to successfully promote our new MatrixMetrology systems. This diversion of resources could have a further negative effect on sales of our current systems.

 Customer Concentration

  Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline. In 1998 and 1999, sales to customers that individually represented at least five percent of our revenues accounted for 43.2% and 49.3% of our revenues. In 1999, sales to a single customer accounted for 31.2% of our revenues. There are only a limited number of mostly large companies operating in the highly concentrated, capital intensive semiconductor device manufacturing industry. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

 Sole or Limited Sources of Supply

  We obtain some of the components and subassemblies included in our systems from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenue. Coherent, Inc. is our sole supplier of the lasers we use in some of our systems, and we also obtain some of the other components and subassemblies included in our systems from a single supplier or a limited group of suppliers. Although our supply agreement with Coherent has expired, we are currently negotiating a follow-on contract with Coherent. We do not have long-term contracts with many of our suppliers. Our dependence on sole source suppliers of components exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales. From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers. The lead time required for shipments of some of our components can be as long as four months. In addition, the lead time required to qualify new suppliers for lasers could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies included in our systems could seriously harm our results of operations.

 Dependence on Product Development

  If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry we will lose market share to our competitors. We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. To be competitive in our demanding market, we must continually design, develop and introduce in a timely manner new film metrology systems that meet the performance and price demands of semiconductor device manufacturers. We must also continue to refine our current systems so that they remain competitive. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. Approximately 78% of our revenues in 1999 were derived from the sale of systems that we did not begin selling until after the first quarter of 1997.

 Dependence upon Personnel

  We must attract and retain key personnel with knowledge of semiconductor device manufacturing and metrology equipment to help support our future growth, and competition for such personnel in our industry is high. Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, who would be extremely difficult to replace, could harm our business and operating results. During downturns in our industry, we have often experienced significant employee attrition, and we may experience further attrition in the event of a future downturn. Although we have employment and noncompetition agreements with key members of our senior management team, these individuals or other key employees may nevertheless leave us. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

 Lengthy Sales Cycle

  Our customers generally take a long time to evaluate our film metrology systems and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems in the semiconductor fabrication process. The length of time it takes for us to make a sale depends upon many factors, including: the efforts of our sales force and our independent sales representatives and distributors; the complexity of the customer's fabrication processes; the internal technical capabilities and sophistication of the customer; the customer's budgetary constraints; and the quality and sophistication of the customer's current metrology equipment.

  Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenue from that customer, if ever, varies widely in length. Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order, typically range from six to 15 months. Sometimes our sales cycles can be much longer, particularly with customers in Japan. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts. If we do make a sale, our customers often purchase only one of our systems, and then evaluate its performance for a lengthy period before purchasing any more of our systems. The number of additional products a customer purchases, if any, depends on many factors, including a customer's capacity requirements. The period between a customer's initial purchase and any subsequent purchases can vary from six months to a year or longer, and variations in the length of this period could cause fluctuations in our operating results and possibly in our stock price.

 International Sales

  Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations. International sales accounted for approximately 58.2% and 52.9% of our revenues in 1998 and 1999. We anticipate that international sales will continue to account for a significant portion of our revenue for at least the next five years. Due to the significant level of our international sales, we are subject to material risks which include:

  - Unexpected changes in regulatory requirements, including tariffs and other market barriers. The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargos, excise taxes or other restrictions imposed by their governments on trade with United States companies such as ourselves. Any such restrictions could lead to a reduction in our sales to customers in these countries.

  - Political and economic instability. There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea. In addition, several Asian countries, particularly Japan, have recently experienced significant economic instability. An outbreak of hostilities or other political upheaval in Taiwan or South Korea, or an economic downturn in Japan, would likely harm the operations of our customers in these countries, causing our sales to suffer. The effect of such events on our revenues could be material because we derive substantial revenues from sales to semiconductor device foundries in Taiwan such as TSMC and UMC, from memory chip manufacturers in South Korea such as Hyundai and Samsung, and from semiconductor device manufacturers in Japan such as NEC and Toshiba.

  - Difficulties in staffing and managing foreign branch operations. During periods of tension between the governments of the United States and other countries, it is often difficult for United States companies such as ourselves to staff and manage operations in such countries. We have only recently established a direct sales force in Europe, and we are continuing to build our sales infrastructure in that region. Because our European sales operations are new and our sales employees in Europe have only recently begun working for us, these operations could be particularly susceptible to any periods of tension that may arise between the United States and any European country in which we operate.

  Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies Our sales to customers in Asian markets represented approximately 41.8% and 28.3% of our revenues in 1998 and 1999. Countries in the Asia Pacific region, including Japan, Korea and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses over the last 24 months. These weaknesses began to adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the fourth quarter of 1997, and continued to adversely affect our sales in 1998 and the first half of 1999. Although we have recently received an increased level of orders from customers in the Asia Pacific region, we expect that turbulence in the Asian markets could adversely affect our sales in future periods.

 Highly Competitive Industry

  Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices. We operate in the highly competitive semiconductor capital equipment industry and face competition from a number of companies, many of which have greater financial, engineering, manufacturing, marketing and customer support resources and broader product offerings than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products which could impair sales of our products. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors, particularly during the recent downturn in the semiconductor device and semiconductor capital equipment industries. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment. While we believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers, our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

  Many of our competitors are investing heavily in the development of new systems that will compete directly with ours. We have from time to time selectively reduced prices on our systems in order to protect our market share, and competitive pressures may necessitate further price reductions. We expect our competitors in each product area to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. Such product introductions by our competitors would likely cause us to decrease the prices of our systems and increase the level of discounts we grant our customers.

 Intellectual Property Rights

  We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage. Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent, trade secret and trademark law to protect that technology. If we fail to adequately protect our intellectual property, it will be easier for our competitors to sell competing products. We own or have licensed a number of patents relating to our transparent and opaque thin film metrology systems, and have filed applications for additional patents. Any of our pending patent applications may be rejected, and we may not in the future be able to develop additional proprietary technology that is patentable. In addition, the patents we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties. Third parties may also design around these patents.

  In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees. However, in the event that these agreements may be breached, we may not have adequate remedies. Our confidential and proprietary information and technology might also be independently developed by or become otherwise known to third parties.

  Our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our products or systems infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may lead to protracted and costly litigation which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party's proprietary rights. We may not be able to enter into such a license or such license may not be available on commercially reasonable terms. The loss of important intellectual property rights could therefore prevent our ability to sell our systems, or make the sale of such systems more expensive for us.

  We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties.

 Volatility of Stock Price

  The stock market in general, and the stock prices of technology companies in particular, have recently experienced volatility which has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline regardless of our actual operating performance and investors could lose a substantial part of their investments. The market price of our common stock will likely fluctuate in response to a number of factors including the following: our failure to meet the performance estimates of securities analysts; changes in financial estimates of our revenues and operating results by securities analysts; the timing of announcements by us or our competitors of significant contracts or acquisitions; and general stock market conditions.

 Year 2000 Issue

  The Year 2000 issue resulted from the fact that many computer programs worldwide used two digits, rather than four, to define the applicable year. For example, computers on January 1, 2000 may have assumed that 01/01/00 was the first day of the year 1900 rather than 2000.

  During 1999, we completed a multi-phase Year 2000 project consisting of assessment remediation and testing of our internal infrastructure and products and communicating with our suppliers to determine if they were Year 2000 ready. To date, we have not experienced any significant business disruptions as a result of the Year 2000 issue. In addition, we have not been informed of any such problems experienced by our suppliers. Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 issue, particularly with some of our customers, suppliers and other critical service providers, or that we have identified all of the risks associated with the Year 2000 issue. If such problems arise, our business and results of operations could be seriously harmed.

Executive Officers

  Our executive officers and their ages as of December 31, 1999 are as follows:

  Name                       Age                     Position
  ----                       ---                     --------
Paul F. McLaughlin..........  54 Chairman, Chief Executive Officer, and Director
Robert M. Loiterman.........  40 Vice President, Engineering
Steven R. Roth..............  39 Vice President, Finance and Administration and
                                 Chief Financial Officer

  PAUL F. MCLAUGHLIN has served as our Chairman and Chief Executive Officer since January 2000 and as our President, Chief Executive Officer and as a director since June 1996. From 1994 to June 1996, Mr. McLaughlin served as an associate at Riverside Partners, Inc., a private equity investment firm. Mr. McLaughlin has over 15 years experience in the semiconductor capital equipment business including 6 years as Vice President at Perkin-Elmer Corporation, a pioneer in optical lithography. Mr. McLaughlin holds a B.S. in Metallurgical Engineering from Rensselaer Polytechnic Institute, an M.S. in Metallurgy and Materials Science from Lehigh University and an M.B.A. from Harvard University, Graduate School of Business Administration.

  ROBERT M. LOITERMAN has served as our Vice President of Engineering since June 1996. From June 1993 to June 1996, Mr. Loiterman served as our Director of Engineering, from January 1990 to June 1993 he served as a Project Manager and from January 1988 to January 1990 he served as a design engineer. Mr. Loiterman holds a B.S. in Electrical Engineering from Rutgers University.

  STEVEN R. ROTH has served as our Vice President, Finance and Administration and Chief Financial Officer since September 1996. From August 1991 to August 1996, Mr. Roth served as a Director of Corporate Finance for Bell Communications Research, now called Telcordia, a research and development company serving the telecommunications industry. Mr. Roth is a C.P.A. and holds a B.S. in Accounting from Villanova University.

Item 2. Properties

  We own our 20,000 square foot executive office building in Flanders, New Jersey, and we lease our 31,000 square foot manufacturing facility in Ledgewood, New Jersey pursuant to a lease agreement that expires in 2009. In February 2000, we signed an agreement to lease a 15,000 square foot engineering facility in Mt. Arlington, New Jersey. This lease agreement expires in 2003. We also lease space for our sales, service and applications offices in California, Texas, Korea, Taiwan and various other locations throughout the world. We believe that our existing facilities and capital equipment are adequate to meet our current requirements, and that suitable additional or substitute space is available on commercially reasonable terms if needed*.

Item 3. Legal Proceedings

  We are presently involved in a patent interference proceeding with Therma-Wave, Inc. in the United States Patent Office. In this proceeding, we are defending our patent rights with respect to some of the multiple angle, multiple wavelength ellipsometry technology we use in our transparent thin film measurement systems. Therma-Wave requested that the proceeding be initiated in 1993 by filing a reissue application for one of its own patents, in which it sought to broaden the original issued claims. The proceeding was initiated by the Patent Office in June 1998.

  Preliminary motions and statements have been filed. In November 1999, the Patent Office denied our request to dismiss the proceedings. If we lose the interference, a reissue patent will be granted to Therma-Wave permitting Therma-Wave to assert patent rights against the ellipsometers we use in our transparent thin film measurement systems. In that event, we could assert a defense of intervening rights against Therma-Wave's reissued patent since we relied on the restricted claims of Therma-Wave's original patent. If the intervening rights defense and other defenses fail, we would either have to pay future royalties to Therma-Wave or redesign our SpectraLASER and other transparent thin film measurement systems. Either of these events could harm our business, financial condition and results of operations.

  In addition, from time to time we are subject to legal proceedings and claims in the ordinary course of business. Other than the Therma-Wave patent interference proceeding discussed above, we are not now involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

  On November 6, 1999, we submitted several matters to our stockholders for action by written consent. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against and the number of abstentions (numbers do not reflect the 35.66-one stock split effected in November 1999).

1) To approve the amendment and restatement to our Certificate of Incorporation which, among other changes, (i) increased the number of authorized shares of common stock to 50,000,000 shares, (ii) created an aggregate of 5,000,000 shares of "blank check" preferred stock and (iii) and effected a 35.66-for-one stock split of our common stock.

   Common Stock:           FOR: 193,552             AGAINST: 0             ABSTAIN: 5,628
   Preferred Stock:        FOR:  52,933             AGAINST: 0             ABSTAIN: 1,067

2) To approve and adopt a new 1999 Stock Plan.
   Common Stock:           FOR: 193,552             AGAINST: 0             ABSTAIN: 5,628
   Preferred Stock:        FOR:  52,933             AGAINST: 0             ABSTAIN: 1,067

3) To approve and adopt a new 1999 Employee Stock Purchase Plan.
   Common Stock:           FOR: 193,552             AGAINST: 0             ABSTAIN: 5,628
   Preferred Stock:        FOR:  52,933             AGAINST: 0             ABSTAIN: 1,067

4) To approve the amendment and restatement of our Certificate of
   Incorporation, to be effective after the closing of the Company's initial public offering, which reflected the retirement of our Series A and Series
   B preferred stock.
   Common Stock:           FOR: 193,552             AGAINST: 0             ABSTAIN: 5,628
   Preferred Stock:        FOR:  52,933             AGAINST: 0             ABSTAIN: 1,067

5) To approve an amendment to our Amended and Restated Bylaws effective upon the closing of our initial public offering.
   Common Stock:           FOR: 193,552             AGAINST: 0             ABSTAIN: 5,628
   Preferred Stock:        FOR:  52,933             AGAINST: 0             ABSTAIN: 1,067

                                    PART ll

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  Since November 12, 1999, the date of our initial public offering, our Common Stock has traded in The Nasdaq Stock Market under the symbol RTEC. The range of high and low closing prices for the Common Stock as reported by the National Association of Securities Dealers, Inc. for the period indicated below is as follows:

         Fiscal 1999                    High  Low
         -----------                    ----- ---
      4th Quarter (beginning November   35.75
       12, 1999).......................       16.00 (initial public offering)

  As of February 29, 2000, we had approximately 36 holders of record of our Common Stock.

  We have never declared or paid a cash dividend on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for the development of our business*. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statement of operations data set forth below as of and for the years ended December 31, 1997, 1998, and 1999 were derived from audited consolidated financial statements included in this Form 10-K. The selected financial data for the periods from January 1, 1996 to June 13, 1996 and June 14, 1996 to December 31, 1996 and as of December 31, 1996 and for the year ended December 31, 1995 were derived from audited financial statements not included herein.

  The table below sets forth our selected financial data as well as that of our predecessor company. Our results of operations and those of our predecessor company are not directly comparable because we revalued the assets and liabilities of our predecessor company in connection with its acquisition pursuant to the provisions of APB No. 16, and because our results of operations for the period from June 14, 1996 to December 31, 1996 include various non-recurring expenses for acquired in-process research and development and the write-down of intangibles. In addition, because our predecessor company was taxed as an S-corporation and we are taxed as a C-corporation, the effective tax rate reflected in our historical results of operations is significantly higher than the tax rate reflected in the historical results of operations of our predecessor company. Further, we changed our business strategy immediately after the acquisition. Finally, the financial information of our predecessor company excludes the effects of purchase accounting adjustments, including increased interest expense and amortization.

                            Predecessor Company               Rudolph Technologies
                          ------------------------ ---------------------------------------------
                                         Period    Period from
                           Year Ended  January 1,   June 14 to     Year Ended December 31,
                          December 31, to June 13, December 31, --------------------------------
                              1995        1996         1996       1997       1998        1999
                          ------------ ----------- ------------ ---------  ---------  ----------
                                    (In thousands, except share and per share data)
Statement of Operations
 Data:
Revenues................    $29,436      $17,501    $  14,373   $  35,339  $  20,106  $   38,095
Cost of revenues (1)....     13,655        7,497        6,579      13,903     13,179      18,301
                            -------      -------    ---------   ---------  ---------  ----------
Gross profit............     15,781       10,004        7,794      21,436      6,927      19,794
                            -------      -------    ---------   ---------  ---------  ----------
Operating expenses:
 Research and
  development...........      2,888        1,817        2,345       5,750      5,096       5,003
 In-process research &
  development...........        --           --         3,821         --         --          --
 Selling, general and
  administrative........      7,125        4,144        4,340       9,475      7,077       9,588
 Write-down of purchased
  technology............        --           --         6,734         --         --          --
 Amortization...........         10           19        3,650       4,201      4,208         436
                            -------      -------    ---------   ---------  ---------  ----------
 Total operating
  expenses..............     10,023        5,980       20,890      19,426     16,381      15,027
                            -------      -------    ---------   ---------  ---------  ----------
Operating income
 (loss).................      5,758        4,024      (13,096)      2,010     (9,454)      4,767
Interest expense, net...        113           55        2,013       3,717      4,210       3,701
Other income............        (38)         (26)        (156)        (92)      (199)        (21)
                            -------      -------    ---------   ---------  ---------  ----------
Income (loss) before
 income taxes and
 extraordinary item.....      5,683        3,995      (14,953)     (1,615)   (13,465)      1,087
Provision (benefit) for
 income taxes...........        274          143          --         (614)       613      (2,179)
                            -------      -------    ---------   ---------  ---------  ----------
Income (loss) before
 extraordinary item.....        --           --           --          --         --        3,266
Extraordinary item (net
 of tax of $5) (2)......        --           --           --          --         --          427
                            -------      -------    ---------   ---------  ---------  ----------
Net income (loss).......    $ 5,409      $ 3,852      (14,953)     (1,001)   (14,078)      2,839
                            =======      =======
Preferred Stock
 Dividends..............                                  239         468        507         508
                                                    ---------   ---------  ---------  ----------
Income (loss) available
 to common
 stockholders...........                            $ (15,192)  $  (1,469) $ (14,585) $    2,331
                                                    =========   =========  =========  ==========
Income (loss) per common
 share:
 Basic..................                            $   (5.80)  $   (0.56) $   (3.24) $     0.30
 Diluted................                            $   (5.80)  $   (0.56) $   (3.24) $     0.22
Weighted average common
shares outstanding:
 Basic..................                            2,617,373   2,617,373  4,503,396   7,880,622
 Diluted................                            2,617,373   2,617,373  4,503,396  10,431,477

                                                     December 31,
                                          -------------------------------------
                                            1996      1997      1998     1999
                                          --------  --------  --------  -------
Balance Sheet Data:
Cash and cash equivalents................ $  1,578  $    189  $    431  $35,076
Working capital (deficit)................    4,262     3,134    (1,052)  49,217
Total assets.............................   27,013    28,513    21,121   64,947
Long-term debt, less current portion.....   26,000    24,000    25,370      --
Total stockholder's equity (deficit).....  (13,707)  (15,327)  (26,759)  57,610

-------
(1) Our cost of revenues for 1998 includes a $1.4 million expense for the write-down of inventory to net realizable value.
(2) In 1999, an extraordinary loss was recorded for the early extinguishment of debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  We are a worldwide leader in the design, development, manufacture and support of high-performance process control metrology systems used in semiconductor device manufacturing. Our proprietary systems measure the thickness and other properties of thin films applied during various steps in the manufacture of integrated circuits, enabling semiconductor device manufacturers to improve yields and reduce overall production costs. We provide our customers with a flexible full-fab metrology solution by offering families of systems that meet their transparent and opaque thin film measurement needs in various applications across the fabrication process. Our two primary families of metrology solutions offer leading-edge metrology technology, flexible systems cost-effectively designed for specific manufacturing applications and a common production-worthy automation platform, all backed by worldwide support.

  Our predecessor company was founded in 1940 as Rudolph Research Corporation, and for the past fifty-nine years we have built a reputation for metrology excellence. We began our association with the semiconductor industry by selling research instruments in the 1950s and 1960s to pioneers in solid state electronics, including Bell Laboratories. We believe we have the largest installed base of ellipsometers in the world. Our customers include most of the major semiconductor device manufacturers worldwide, including AMD, Chartered Semiconductor, Fujitsu, Hyundai, IBM, Lucent, Philips, Samsung, ST Microelectronics, Texas Instruments, TSMC, Toshiba and UMC.

  In June 1996, our predecessor company was purchased in a leveraged transaction by our management and a group of investors. At the time of the transaction, we changed our name to Rudolph Technologies and changed our corporate strategy to focus exclusively on the production semiconductor metrology business. Our strategy was to capitalize on our reputation for accuracy and repeatability in the measurement of very thin films, primarily in the diffusion phase of the semiconductor device manufacturing process, to gain market share in other areas of the semiconductor device manufacturing process. We addressed our market opportunity by increasing our investment in research and development to expand our product offerings and increase our infrastructure.

  During 1998, the semiconductor device industry began a period of reduced capital equipment purchases. The related industry-wide downturn in the semiconductor capital equipment industry led to decreased sales of our products as many customers delayed shipments or canceled orders altogether. We incurred significant losses in 1998 not only because of the downturn in our industry but also because we continued to invest in research and development and in building our infrastructure.

  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. In the years 1999, 1998 and 1997 sales to customers that individually represented at least five percent of our revenues accounted for 49.3%, 43.2% and 7.7% of our revenues. In 1999, sales to one customer accounted for 31.2% of our revenues. In 1998, sales to two customers accounted for 19.8% and 11.1% of our revenues, respectively. In 1997, no individual customer accounted for more than 10% of our revenues.

  In addition, a significant portion of our revenues in each quarter and year has been derived from sales to particular distributors. These distributors purchase our products for ultimate distribution to customers in particular geographic regions. In the year ended December 31, 1999, sales to Tokyo Electron Limited or TEL, our exclusive distributor in Japan, and distributor Metron Technology each accounted for 6.3% of our revenues. In 1998, sales to TEL and Metron accounted for 17.6% and 15.3% of our revenues. In 1997, sales to TEL accounted for 29.9% of our revenues. On August 25, 1999 we terminated our distribution agreement with Metron. Currently, the only distributor we use is TEL.

  A significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue*. In 1999, approximately 52.9% of our revenues were derived from customers outside of the United States, of which 28.3% were derived from customers in Asia and 19.9% were from customers in

Europe. In 1998, approximately 58.2% of our revenues were derived from customers outside of the United States, of which 41.8% were derived from customers in Asia and 16.4% were derived from customers in Europe. In 1997, approximately 66.0% of our revenues were derived from customers outside of the United States, of which 57.9% were derived from customers in Asia and 8.0% were derived from customers in Europe.

Results of Operations

  The following table sets forth, for the periods indicated our statements of operations data as percentages of our revenues. Our results of operations are reported as one reportable business segment.

                                                             Year Ended
                                                            December 31,
                                                         --------------------
                                                         1997    1998   1999
                                                         -----  ------  -----
                                                           (In thousands)
Statement of Operations Data:
Revenues................................................ 100.0%  100.0% 100.0%
Cost of revenues........................................  39.3    65.5   48.0
                                                         -----  ------  -----
Gross profit............................................  60.7    34.5   52.0
                                                         -----  ------  -----
Operating expenses:
Research and development................................  16.3    25.3   13.1
Selling, general and administrative.....................  26.8    35.2   25.2
Amortization............................................  11.9    20.9    1.1
                                                         -----  ------  -----
Total operating expenses................................  55.0    81.5   39.4
                                                         -----  ------  -----
Operating income (loss).................................   5.7   (47.0)  12.5
Interest expense, net...................................  10.5    20.9    9.7
Other income............................................  (0.3)   (1.0)  (0.1)
                                                         -----  ------  -----
Income (loss) before income taxes and extraordinary
 item...................................................  (4.5)  (67.0)   2.9
Provision (benefit) for income taxes....................  (1.7)    3.0   (5.7)
                                                         -----  ------  -----
Income (loss) before extraordinary item.................   --      --     8.6
Extraordinary item (net of tax).........................   --      --     1.1
                                                         -----  ------  -----
Net income (loss).......................................  (2.8)  (70.0)   7.5
Preferred Stock Dividends...............................   1.3     2.5    1.3
                                                         -----  ------  -----
Income (loss) available to common stockholders.......... (4.1)% (72.5)%   6.1%
                                                         =====  ======  =====

  Revenues. Our revenues were $35.3 million, $20.1 million and $38.1 million in the years 1997, 1998 and 1999. These changes represent a decrease of 43.1% from 1997 to 1998 and an increase of 89.5% from 1998 to 1999. The decrease in revenues from 1997 to 1998 was primarily due to lower sales volume resulting from the downturn in the semiconductor device industry in 1998, which resulted in reduced capital spending by semiconductor device manufacturers. The increase in revenues from 1998 to 1999 was primarily due to the introduction of our new MetaPULSE copper line of products, penetration of our MetaPULSE products into new customers, and the introduction of our new MatrixMetrology line of transparent products. Revenues from customers outside of the United States represented 66.0%, 58.2% and 52.9% of our revenues in year 1997, 1998 and 1999. Revenues from customers outside of the United States decreased as a percentage of revenues from 1997 to 1998 as a result of reduced sales to existing customers in Asia due to an economic downturn in a number of Asian countries. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues*.

  Cost of Revenues and Gross Profit. Our gross profit was $21.4 million, $6.9 million and $19.8 million in 1997, 1998 and 1999. These changes represent a decrease of 67.7% from 1997 to 1998 and an increase of 185.8% from 1998 to 1999. Our gross profit represented 60.7%, 34.5% and 52.0% of our revenues in 1997, 1998 and 1999. In 1998, manufacturing inefficiencies of our new product lines and lower absorption of manufacturing overhead attributed to a 10% decrease in profit margins. We also recorded an expense of $1.4 million for the writedown of inventory consisting of excess parts for older product lines and parts which design and engineering advancements had rendered obsolete. The inventory writedown expense reduced our gross profit margin for 1998 by 7.0%. The remaining decrease in gross profit margin from 1997 to 1998 was attributable to the spreading of relatively fixed service costs over lower revenues and the expansion of our service infrastructure, including the opening of a branch office in Taiwan. The increase in gross profit margin from 1998 to 1999 resulted from increased revenues covering a larger portion of fixed costs, increased margins on our MetaPULSE and SpectraLASER product lines, as well as the elimination of manufacturing inefficiencies and inventory writedowns that were taken in 1998.

  Research and Development. Our research and development expenditures were $5.8 million, $5.1 million and $5.0 million in 1997, 1998 and 1999. These changes represent a decrease of 11.4% from 1997 to 1998 and a decrease of 1.8% from 1998 to 1999. Research and development expenditures represented 16.3%, 25.3% and 13.1% of revenues in 1997, 1998 and 1999. The increase in research and development expenditures as a percentage of revenues in 1998 resulted from lower revenues and our decision to maintain research and development spending during the downturn in our industry. The decrease in dollars in 1998 resulted from the cost for prototype equipment incurred in 1997 with no significant prototype equipment cost recurring in 1998. Research and development costs remained relatively flat from 1998 to 1999. We anticipate that our research and development expenses will increase in absolute dollars in the future due to planned increases in personnel, consultants and material costs*.

  Selling, General and Administrative. Our selling, general and administrative expense was $9.5 million, $7.1 million and $9.6 million in 1997, 1998 and 1999. These changes represent a decrease of 25.3% from 1997 to 1998 and an increase of 35.5% from 1998 to 1999. Selling, general and administrative expense represented 26.8%, 35.2% and 25.2% of revenues in 1997, 1998 and 1999. The decrease in dollars in 1998 resulted from a reduction in commissions paid to foreign sales representatives as a result of the semiconductor device industry slowdown and the Asian economic crisis. This decrease was partially offset by an increase in royalty costs associated with licensed technology included in one of our new systems. In 1999, the increase in dollars resulted from higher compensation expense related to personnel and corporate incentive plans, cost associated with establishing a direct sales force in Europe, and increased royalty costs associated with licensed technology. We expect selling, general and administrative expenses to decrease as a percentage of revenues but increase in absolute dollars*.

  Amortization. Our expense for amortization was $4.2 million, $4.2 million and $0.4 million in 1997, 1998 and 1999. Amortization expense decreased in 1999 because we completed our amortization of acquired technology in 1998.

  Interest Expense, net. Interest expense was $3.7 million and $4.2 million in 1997 and 1998. In 1999 interest expense, net of interest income of $0.3 million, was $3.7 million. In November 1999, we retired all of our outstanding debt with a portion of the proceeds of our initial public offering.

  Other Income. Included in other income is miscellaneous nonrecurring income resulting from the disposal of capital equipment and several other nonrecurring transactions. Other income was $92,000, $199,000 and $21,000 in 1997, 1998 and 1999.

  Provision (Benefit) for Income Taxes. Our provision (benefit) for income taxes was a benefit of $614,000 in 1997, a provision of $613,000 in 1998 and a benefit of $2.2 million in 1999. During 1998 we utilized all of our tax loss carrybacks, while incurring significant losses from operations. Combining these factors with an industry forecast of low growth, we increased the deferred tax valuation allowance for various temporary differences including a net operating loss carryforward. In 1999, based on industry and internal forecasts combined with the successful completion of our initial public offering and the reduction of debt, we reduced the deferred tax valuation allowance by $2.3 million for certain deferred tax assets that more likely than not would be realized. We computed our effective tax rate for 1997, 1998 and 1999 based on prevailing federal and state rates adjusted for increases or decreases in our deferred tax valuation accounts and for current taxes payable or refundable during the carryback period.

  Extraordinary Item. Our extraordinary item resulted from the write-off of deferred financing costs related to the early extinguishment of debt in the amount of $427,000, net of tax of $5,000.

  Preferred Stock Dividends. We accrued cumulative dividends on our 8% preferred stock of $0.5 million in each year from 1997 to 1999. In November 1999, we retired all of our outstanding preferred stock with a portion of the proceeds of our initial public offering and paid all accrued dividends.

Liquidity and Capital Resources

  From the purchase of our predecessor company in 1996 through November 1999, we financed our operations from internally generated funds, sales of equity, and both a revolving credit facility and long term loans with a related party. In November 1999, we completed an initial public offering raising $88.3 million and retired all of our outstanding debt and preferred stock, leaving residual proceeds to us of approximately $35.7 million. Our principal liquidity requirements are the financing of working capital, inventories, and capital expenditures.

  Net cash used in operating activities was $2.0 million, $6.9 million and $0.7 million in 1997, 1998 and 1999. The increase in cash used by operating activities from 1997 to 1998 was due primarily to our funding of net losses and a decrease in accounts receivable due to lower sales, a decrease in current liabilities due to lower purchases, and a write-off of obsolete inventory. The decrease from 1998 to 1999 was due primarily to a decrease in our net losses, offset by the cash impact of an increase in accounts receivable due to increased sales volume.

  Net cash used in investing activities was $0.6 million, $0.9 million, and $1.0 million in 1997, 1998 and 1999. Capital expenditures for 1997 were primarily used to upgrade computer systems and for leasehold improvements to relocate our sales and service facility in California. Capital expenditures for 1998 and 1999 were primarily used to establish our new manufacturing and customer training facility in New Jersey. Capital expenditures for 2000 are not expected to exceed $1.2 million*.

  Net cash provided by financing activities was $1.2 million, $8.0 million and $36.3 million in 1997, 1998 and 1999. In 1997 and 1998 net cash provided by financing activities was principally provided by loans and an equity transaction discussed below.

  In July 1998, we issued 4,115,021 shares of Class A common stock and Class B common stock with proceeds of $3.0 million. The shares of common stock were offered to our existing stockholders in a private transaction. The proceeds from the issuance of the capital stock were used for general corporate purposes.

  In November 1998, we issued a junior subordinated note in the principal amount of $7.0 million, of which we had been advanced a total of $6.4 million. The unpaid principal amount of the junior subordinated note bears interest at an annual rate of 14%.

  In November 1999, we completed the initial public offering of 5,520,000 shares of our common stock at $16.00 per share. Net proceeds to us after the underwriter's discount and other fees amounted to $80.8 million. We used a portion of these funds to retire all outstanding long term debt and repay outstanding preferred stock in the amount of $7.1 million, including accrued dividends of $1.7 million.

  We believe that our cash and cash equivalents and cash flow from operations, will be adequate to meet our anticipated cash needs for working capital and capital expenditures needs through at least the end of the first quarter of 2001*. After that time, we may require additional equity or debt financing to address our working capital, capital equipment, or expansion needs. In addition, any significant acquisitions by us may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.

Effects of Inflation

  Inflation has not been a material factor affecting our business.

Impact of Recent Accounting Pronouncements

  During June 1998, as amended in July 1999 for Statement No. 137, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities," known as SFAS 133. Based on our current operations, we have concluded that the future adoption of SFAS 133 will have no impact on our operations or financial position.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and by policy, are averse to principal loss and ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1999, our investments consisted primarily of municipal and government securities that mature in one year or less.

 Foreign Currency Risk

  We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in U.S. dollars. We have branch operations in Taiwan and Korea which are subject to currency fluctuations. These foreign branches are limited in their operations and level of investment so that the risk of currency fluctuations is not expected to be material.

Item 8. Financial Statements and Supplementary Data

  Our audited financial statements appear beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

  Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for May 26, 2000, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

  The information required by this Item with respect to directors is incorporated by reference to the Proxy Statement. The information required by this Item with respect to Executive Officers is set forth herein under "Executive Officers of the Registrant". Information regarding compliance with
Section 16 of the Securities Exchange act of 1934, as amended, is incorporated by reference to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11. Executive Compensation

  The information required by this Item with respect to the compensation of our executive officers and is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

  The information required by this Item is incorporated by reference to the Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a. The following documents are filed as part of this Annual Report on Form
10-K:

  1. Financial Statements

    The financial statements and financial statement information required by this Item are included on pages F-1 through F-17 of this report. The Report of Independent Public Accountants appears on page F-2 of this report.

  2. Financial Statement Schedules

    See Index to financial statements on page F-1 of this report.

  3. Exhibits

    The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

   Exhibit
     No.                                Description
   -------                              -----------
     3.1   Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(c)) to the Registrant's
           Registration Statement on Form S-1, as amended (SEC File No.
           333-86871), filed on September 9, 1999).
     3.2   Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b)) to the Registrant's Registration
           Statement on Form S-1, as amended (SEC File No. 333-86871), filed on
           September 9, 1999).
    10.1+  License Agreement, dated June 28, 1995, between the Registrant and
           Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant's Registration
           Statement on Form S-1, as amended (SEC File No. 333-86871), filed on
           September 9, 1999).
    10.2   Distributor Agreement, dated May 15, 1987, between the Registrant and Tokyo Electron Limited (incorporated herein by reference to
           Exhibit (10.2) to the Registrant's Registration Statement on Form S-
           1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
    10.3   Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant's Registration Statement on Form
           S-1, as amended (SEC File No. 333-86871), filed on September 9,
           1999).
    10.4   1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit (4.3) to the Registrant's Registration
           Statement on Form S-8, filed on September 9, 1999).
    10.5   Form of 1999 Stock Plan (incorporated herein by reference to Exhibit
           (10.4) to the Registrant's Registration Statement on Form S-1, as
           amended (SEC File No. 333-86871), filed on September 9, 1999).
    10.6   Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration
           Statement on Form S-1, as amended (SEC File No. 333-86871), filed on
           September 9, 1999).
    10.7   Management Agreement, dated June 14, 1996, between the Registrant and Paul F. McLaughlin (incorporated herein by reference to Exhibit
           (10.6) to the Registrant's Registration Statement on Form S-1, as
           amended (SEC File No. 333-86871), filed on September 9, 1999).
    10.8   Management Agreement, dated June 14, 1996, between the Registrant and Robert Loiterman (incorporated herein by reference to Exhibit
           (10.7) to the Registrant's Registration Statement on Form S-1, as
           amended (SEC File No. 333-86871), filed on September 9, 1999).
    10.9   Management Agreement, dated May 5, 1997 between the Registrant and
           Steven R. Roth (incorporated herein by reference to Exhibit (10.8)
           to the Registrant's Registration Statement on Form S-1, as amended
           (SEC File No. 333-86871), filed on September 9, 1999).

   10.10  Registration Agreement, dated June 14, 1996 by and among the Registrant, Liberty Partners Holdings
          11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin, and Dale Moorman
          (incorporated herein by reference to Exhibit (10.9) to the Registrant's Registration Statement on
          Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
   10.11  Stockholders Agreement, dated June 14, 1996 by and among the Registrant, the State Board of
          Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C.,
          Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and Robert Loiterman
          (incorporated herein by reference to Exhibit (10.10) to the Registrant's Registration Statement on
          Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
   23.1   Consent of PricewaterhouseCoopers LLP, Independent Accountants
   27.1   Financial Data Schedule

-------
 + Confidential treatment has been granted with respect to portions of this exhibit.

  b. Reports on Form 8-K

  None

                           RUDOLPH TECHNOLOGIES, INC.

                       INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----
Financial Statements:
  Report of PricewaterhouseCoopers LLP, Independent Accountants...........  F-2
  Balance Sheets as of December 31, 1999 and 1998.........................  F-3
  Statements of Operations for the years ended December 31, 1999, 1998 and
   1997...................................................................  F-4
  Stockholders' Equity (Deficit) for the years ended December 31, 1999,
   1998 and 1997..........................................................  F-5
  Statements of Cash Flows for the years ended December 31, 1999, 1998 and
   1997...................................................................  F-6
  Notes to Financial Statements ..........................................  F-7
Financial Statement Schedules:
  Schedule of Valuation and Qualifying Accounts........................... F-18

                       Report of Independent Accountants

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.

  In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity (deficit) and cash flows listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of Rudolph Technologies, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                     /s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey
January 28, 2000

                           RUDOLPH TECHNOLOGIES, INC.

                                 BALANCE SHEETS
                (in thousands, except share and per share data)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
ASSETS
Current assets
  Cash and cash equivalents................................ $ 35,076  $    431
  Accounts receivable, less allowance of $300 in 1999 and
   $294 in 1998............................................    9,472     4,412
  Inventories..............................................   11,403     9,418
  Income tax receivables...................................      --        270
  Prepaid expenses and other assets........................      525       210
                                                            --------  --------
    Total current assets...................................   56,476    14,741
Property, plant and equipment, net.........................    3,106     2,631
Intangibles................................................    2,859     3,295
Deferred income taxes......................................    2,312       --
Other assets...............................................      194       454
                                                            --------  --------
    Total assets........................................... $ 64,947  $ 21,121
                                                            ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term borrowings.................................... $    --   $  9,600
  Current portion of long-term debt........................      --      2,500
  Accounts payable.........................................    2,169     1,113
  Accrued liabilities:
    Commissions............................................      669       564
    Payroll and related expenses...........................    1,223       463
    Warranty...............................................      475       342
  Other liabilities........................................    2,723     1,211
                                                            --------  --------
    Total current liabilities..............................    7,259    15,793
Long-term liabilities
  Deferred compensation....................................       78       103
  Long-term debt...........................................      --     25,370
                                                            --------  --------
    Total long-term liabilities............................       78    25,473
                                                            --------  --------
Commitments and contingencies (Note 6)
Redeemable preferred stock (at liquidation value)..........      --      6,614
Stockholders' equity (deficit)
  Class A common stock, $.0003 par value, no shares
   authorized, issued and outstanding at December 31, 1999;
   6,874,976 shares authorized, 4,802,291 shares issued and
   outstanding at December 31, 1998........................      --          2
  Class B common stock, $.0003 par value no shares
   designated, issued and outstanding at December 31, 1999;
   3,035,705 shares authorized, 1,930,103 shares issued and
   outstanding at December 31, 1998........................      --        --
  Common stock, par value $.001 per share 50,000,000 shares
   authorized, 14,684,706 issued and outstanding at
   December 31, 1999; no shares authorized, issued and
   outstanding at December 31, 1998........................       15       --
  Additional paid-in-capital...............................   85,025     3,424
  Accumulated other comprehensive loss.....................     (237)     (153)
  Accumulated deficit......................................  (27,193)  (30,032)
                                                            --------  --------
    Total stockholders' equity (deficit)...................   57,610   (26,759)
                                                            --------  --------
    Total liabilities and stockholders' equity (deficit)... $ 64,947  $ 21,121
                                                            ========  ========

    The accompanying notes are an integral part of the financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                   For the Years Ended
                                                       December 31,
                                              --------------------------------
                                                 1999       1998       1997
                                              ----------  ---------  ---------
Revenues..................................... $   38,095  $  20,106  $  35,339
Cost of revenues.............................     18,301     13,179     13,903
                                              ----------  ---------  ---------
  Gross profit...............................     19,794      6,927     21,436
                                              ----------  ---------  ---------
Operating expenses:
  Research & development.....................      5,003      5,096      5,750
  Selling, general & administrative..........      9,588      7,077      9,475
  Amortization...............................        436      4,208      4,201
                                              ----------  ---------  ---------
    Total operating expenses.................     15,027     16,381     19,426
                                              ----------  ---------  ---------
Operating income (loss)......................      4,767     (9,454)     2,010
Interest expense.............................      3,701      4,210      3,717
Other income.................................        (21)      (199)       (92)
                                              ----------  ---------  ---------
Income (loss) before income taxes and
 extraordinary item..........................      1,087    (13,465)    (1,615)
Provision (benefit) for income taxes.........     (2,179)       613       (614)
                                              ----------  ---------  ---------
Income (loss) before extraordinary item......      3,266    (14,078)    (1,001)
Extraordinary item (net of tax of $5)........        427        --         --
                                              ----------  ---------  ---------
Net income (loss)............................      2,839    (14,078)    (1,001)
Preferred stock dividends....................        508        507        468
                                              ----------  ---------  ---------
Income (loss) available to common
 stockholders................................ $    2,331  $ (14,585) $  (1,469)
                                              ==========  =========  =========
Income (loss) per share available to common
 stockholders:
Basic:
  Income (loss) before extraordinary item.... $     0.41  $   (3.13) $   (0.38)
  Extraordinary item.........................      (0.05)       --         --
  Preferred stock dividends..................      (0.06)     (0.11)     (0.18)
                                              ----------  ---------  ---------
  Net income (loss) per share available to
   common stockholders....................... $     0.30  $   (3.24) $   (0.56)
                                              ==========  =========  =========
Diluted:
  Income (loss) before extraordinary item.... $     0.31  $   (3.13) $   (0.38)
  Extraordinary item.........................      (0.04)       --         --
  Preferred stock dividends..................      (0.05)     (0.11)     (0.18)
                                              ----------  ---------  ---------
  Net income (loss) per share available to
   common stockholders....................... $     0.22  $   (3.24) $   (0.56)
                                              ==========  =========  =========
Weighted average number of shares
 outstanding:
  Basic......................................  7,880,622  4,503,396  2,617,373
  Diluted.................................... 10,431,477  4,503,396  2,617,373

    The accompanying notes are an integral part of the financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

                         STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands, except share data)

                                  Common Stock                         Other
                                ------------------   Additional    Comprehensive Accumulated           Comprehensive
                                  Shares    Amount Paid in Capital     Loss        Deficit    Total    (Loss) Income
                                ----------  ------ --------------- ------------- ----------- --------  -------------
Balance at December 31, 1996..   2,617,373   $ 1       $ 1,260         $ (15)     $(14,953)  $(13,707)
Net loss......................         --    --            --            --         (1,001)    (1,001)   $ (1,001)
Accretion of preferred stock
 dividend.....................         --    --           (468)          --            --        (468)
Currency translation..........         --    --            --           (151)          --        (151)       (151)
                                ----------   ---       -------         -----      --------   --------    --------
Comprehensive loss............                                                                           $ (1,152)
                                                                                                         ========
Balance at December 31, 1997..   2,617,373     1           792          (166)      (15,954)   (15,327)
Issuance of common stock:
 Class A......................   3,230,997     1         2,355           --            --       2,356
 Class B......................     884,024   --            644           --            --         644
Issuance of warrants in
 connection with debt
 financing....................         --    --            140           --            --         140
Net loss......................         --    --            --            --        (14,078)   (14,078)   $(14,078)
Accretion of preferred stock
 dividend.....................         --    --           (507)          --            --        (507)
Currency translation..........         --    --            --             13           --          13          13
                                ----------   ---       -------         -----      --------   --------    --------
Comprehensive loss............                                                                           $(14,065)
                                                                                                         ========
Balance at December 31, 1998..   6,732,394     2         3,424          (153)      (30,032)   (26,759)
Retirement of Common Stock:
 Class A......................  (4,802,291)   (2)          --            --            --          (2)
 Class B......................  (2,301,074)  --            --            --            --         --
Conversion to Common Stock:
 Class A......................   4,802,291     5           --            --            --           5
 Class B......................   2,301,074     2           --            --            --           2
Exercise of stock warrants....   2,045,702     2           --            --            --           2
Issuance of common stock, net
 of expenses..................   5,520,000     6        80,833           --            --      80,839
Exercise of employee stock
 options......................     386,610   --            258           --            --         258    $  2,839
Net income....................         --    --            --            --          2,839      2,839
Accretion of preferred stock
 dividend.....................                            (508)          --            --        (508)        (84)
Issuance of compensatory stock
 option.......................                           1,018                                  1,018
Currency Translation..........                                           (84)          --         (84)
Comprehensive income..........
                                ----------   ---       -------         -----      --------   --------    --------
Balance at December 31, 1999..  14,684,706   $15       $85,025         $(237)     $(27,193)  $ 57,610    $  2,755
                                ==========   ===       =======         =====      ========   ========    ========

    The accompanying notes are an integral part of the financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                (in thousands, except share and per share data)

                                                      For the Years Ended
                                                         December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
Cash flow from operating activities
 Net income (loss)................................ $  2,839  $(14,078) $(1,001)
 Adjustment to reconcile net income (loss) to net
  cash used in operating activities
  Amortization and other adjustments to
   intangibles....................................      436     4,208    4,201
  Amortization of unearned compensation...........    1,018       --       --
  Depreciation....................................      568       778      448
  Extraordinary item..............................      427       --       --
  Provision for doubtful accounts.................        6        71      353
  Gain on sale of property........................      --       (147)     --
  Decrease (increase) in assets:
   Accounts receivable............................   (5,116)    1,199   (1,131)
   Income tax receivable..........................      270       288     (558)
   Inventories....................................   (1,982)      889   (4,559)
   Prepaid expenses and other.....................     (408)      (14)     394
   Deferred income taxes..........................   (2,312)    1,263   (1,263)
  Increase (decrease) in liabilities:
   Accounts payable...............................    1,054       (36)     122
   Accrued liabilities............................    1,038    (1,447)   1,065
   Other liabilities..............................    1,448       154      (30)
                                                   --------  --------  -------
Net cash used in operating activities.............     (714)   (6,872)  (1,959)
                                                   --------  --------  -------
Cash flows from investing activities
 Purchase of property, plant and equipment........   (1,036)     (986)    (586)
 Proceeds from disposal of property, plant and
  equipment.......................................       51        82      --
                                                   --------  --------  -------
Net cash used in investing activities.............     (985)     (904)    (586)
                                                   --------  --------  -------
Cash flows from financing activities
 Principal borrowings on long-term debt...........    2,345     4,000      --
 Principal payments on long-term debt.............  (30,396)   (2,000)  (1,600)
 Net borrowing under lines of credit..............   (9,600)    3,000    2,800
 Capital Contribution.............................      --      3,000      --
 Exercise of employee stock options...............      258       --       --
 Redemption of preferred stock....................   (7,122)      --       --
 Proceeds from sale of common stock, net of
  expenses........................................   80,845       --       --
                                                   --------  --------  -------
Net cash provided by financing activities.........   36,330     8,000    1,200
                                                   --------  --------  -------
Effect of exchange rate changes on cash...........       14        18      (44)
                                                   --------  --------  -------
Net(decrease)increase in cash and cash
 equivalents......................................   34,645       242   (1,389)
 Cash and cash equivalents at beginning of
  period..........................................      431       189    1,578
                                                   --------  --------  -------
 Cash and cash equivalents at end of period....... $ 35,076  $    431  $   189
                                                   ========  ========  =======
Supplemental disclosures of cash flow information
 Cash paid during the period for:
  Interest........................................ $  3,275  $  4,031  $ 3,939
  Income taxes....................................      --        --     1,257

    The accompanying notes are an integral part of the financial statements.

                          RUDOLPH TECHNOLOGIES, INC.

                       NOTES TO THE FINANCIAL STATEMENTS
              (In thousands, except share and per share amounts)

1. Organization and Nature of Operations:

  Rudolph Technologies, Inc. (the "Company") designs, develops, manufactures and supports high-performance process control metrology systems used in semiconductor device manufacturing. The Company operates in a single segment and supports a wide variety of applications in the areas of diffusion, etch, lithography, CVD, PVD, and CMP. The Company is the successor to Rudolph Research Corporation ("predecessor company") which was acquired on June 14, 1996 (the "Acquisition"). The Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the fair value of the net assets acquired. In connection with the initial public offering in November 1999, the Company was restructured and merged Rudolph Technologies, Inc. into it's parent, Rudolph Holdings, creating one entity, Rudolph Technologies, Inc.

2. Summary Significant Accounting Policies:

A. Revenue Recognition:

  Revenues from finished product sales are recognized at the time of shipment to the customer, which principally occurs after the customer has tested or approved the finished product. Revenues from parts sales are recognized at the time of shipment. Revenue from service contracts is recognized ratably over the period of the contract. A provision for the estimated cost of fulfilling warranty and installation obligations is recorded at the time the related revenue is recognized.

  Sales contracts with our distributors contain fixed prices, current payment terms and are not subject to distributor's resale or any other contingencies. Accordingly, sales of finished products to our distributors are recognized as revenue at the time of shipment. Our distributors do not maintain inventory of our products, other than a small quantity of spare parts for warranty and maintenance purposes. Our distributors hold spare parts on a consignment basis.

B. Estimates:

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, depreciation, amortization, taxes, contingencies, and product warranty. Actual results could differ from those estimates.

C. Cash and Cash Equivalents:

  Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

D. Property, Plant and Equipment:

  Property, plant and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets which are thirty years for buildings, seven years for machinery and equipment and furnitures and fixtures, and three years for computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred and major renewals and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carry amount may not be recoverable. If the fair value is less than the carrying

                          RUDOLPH TECHNOLOGIES, INC.

amount of the asset, a loss is recognized for the difference. Asset impairment is determined based upon undiscounted cash flows. The fair value of an asset is computed based upon discounted cash flows.

E. Intangibles:

  Intangibles, which resulted from the Acquisition, consist of Goodwill and Purchased Technology which are amortized on a straight-line basis over useful lives of 12 years and 2.5 to 12 years, respectively. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carry amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

F. Deferred Financing Costs:

  Included in other assets were deferred financing costs of $431 at December 31, 1998, consisting of costs to obtain the working capital line of credit and long-term debt. These costs were amortized on a basis which approximates the interest method, over the life of the respective debt. Amortization expense amounted to $90, $107 and $107 for each of the years ended December 31, 1999, 1998 and 1997. During 1999, an extraordinary loss of $427, net of tax was recorded for the early extinguishment of debt. (see note 7)

G. Concentration of Credit Risk:

  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses. Substantially all of its cash is held with one major financial institution.

H. Warranties:

  The Company generally provides a warranty on its products for a period of twelve to fifteen months against defects in material and workmanship. The Company has established reserves of $475 and $342 at December 31, 1999 and 1998, respectively, for these anticipated future warranty costs.

I. Inventories:

  Inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration units, which are available for sale, are stated at their manufacturing costs and reserves are recorded to state the demonstration units at their net realizable value.

J. Income Taxes:

  The Company accounts for income taxes using the asset and liability approach for deferred taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is recorded to reduce a deferred tax asset to that portion which more likely than not will be realized.

K. Translation of Foreign Currencies:

  The Company has foreign operations in Korea and Taiwan, which use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income, expense accounts and cash flow items at average exchange rates during the period. Resulting translation

                          RUDOLPH TECHNOLOGIES, INC.

adjustments are recorded directly as a separate component of stockholders' equity (deficit). Foreign exchange rate gains and losses included in operating results are not material for all periods presented.

L. Stock Based Compensation:

  The Company accounts for its employee stock option plan in accordance with provisions of the Accounting Principles Board's Opinion' (APB) No. 25, "Accounting for Stock Issued to Employees." The Company provides additional disclosure required by Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" (see Note 8).

M. Software Development Costs:

  The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86. "Accounting for Costs of Computer Software to Be Sold, Leased or Marketed" ("SFAS No. 86"). SFAS No. 86 requires that certain software product development costs ("Capitalized Costs"), incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company's customers, over the economic life of the software product. Annual amortization of Capitalized Costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. Capitalized Costs incurred to date have been immaterial and, accordingly, SFAS No. 86 had no significant impact on the financial position or results of operations of the Company.

N. Fair Value of Financial Instruments:

  The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities.

  The fair values of the Company's debt, including current maturities, were estimated using discounted cash flow analysis, based on the estimated current incremental borrowing rates for similar types of securities. The carrying amount of the Company's debt at December 31, 1998 approximated fair value.

O. Risks Inherent in the Business:

  The Company sells its products to the semiconductor device industry and believes that changes in any of the following areas could have a material adverse effect on the Company's financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; dependency on suppliers and availability of necessary product components and the Company's ability to attract and retain employees necessary to support its growth.

P. Recent Accounting Pronouncements:

  During June 1998, as amended in July 1999 for Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133", the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). Based on the Company's current operations,

                          RUDOLPH TECHNOLOGIES, INC.

management has concluded that the future adoption of SFAS 133 will have no impact on the Company's operations or financial position.

3. Property, Plant And Equipment:

  Property, plant and equipment is comprised of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
        Land and building...................................... $ 1,613  $1,609
        Machinery and equipment................................     865     754
        Furniture and fixtures.................................     269     250
        Computer equipment.....................................     964     592
        Leasehold improvements.................................     811     312
                                                                -------  ------
                                                                  4,522   3,517
        Accumulated Depreciation...............................  (1,416)   (886)
                                                                -------  ------
        Net Property, Plant and Equipment...................... $ 3,106  $2,631
                                                                =======  ======

  Depreciation expense amounted to $568, $778, and $448 for the years ended December 31, 1999, 1998, and 1997, respectively.

4. Inventories:

  Inventories are comprised of the following:

                                                                   December 31,
                                                                  --------------
                                                                   1999    1998
                                                                  ------- ------
        Materials................................................ $ 4,729 $3,664
        Work-in-process..........................................   4,937  3,722
        Finished goods...........................................   1,737  2,032
                                                                  ------- ------
          Total Inventories...................................... $11,403 $9,418
                                                                  ======= ======

  The Company has established reserves of $575 and $413 at December 31, 1999 and 1998, respectively, for slow moving and obsolete inventory.

  In the fourth quarter of 1998, the Company recorded a charge of $1,407 for the writedown of inventory for excess parts, for older product lines and for parts which design and engineering advancements rendered obsolete.

5. Intangibles:

  Intangibles are comprised of the following:

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
        Purchased Technology............................... $ 22,731  $ 22,731
        Goodwill...........................................    3,178     3,178
                                                            --------  --------
                                                              25,909    25,909
        Accumulated Amortization...........................  (23,050)  (22,614)
                                                            --------  --------
          Total Intangibles................................ $  2,859  $  3,295
                                                            ========  ========

                          RUDOLPH TECHNOLOGIES, INC.

  Amortization of Intangibles expense amounted to $436, $4,208, and $4,201 for the years ended December 31, 1999, 1998 and 1997, respectively.

6. Commitments and Contingencies:

  The Company rents space for its manufacturing and service operations and sales offices. Total rent expense for these facilities amounted to $510, $302, and $242 for the years ended December 31, 1999, 1998 and 1997, respectively.

  The Company also leases certain equipment pursuant to operating leases, which expire through 2001. Rent expense related to these leases amounted to $64, $76, and $40 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Total future minimum lease payments under noncancelable operating leases as of December 31, 1999 amounted to $503, $461, $372, $344 and $344 for the years 2000 to 2004, respectively.

  Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold that use certain licensed technologies. There are no minimum annual royalty payments. Royalty expense, which is included in selling, general and administrative expense, amounted to $924, $398, and $30 for the years ended December 31, 1999, 1998 and 1997, respectively.

  The Company is presently involved in a patent interference proceeding with Therma-Wave, Inc. in the United States Patent Office. In this proceeding, the Company is defending its patent rights with respect to some of the multiple angle, multiple wavelength ellipsometry technology it uses in its transparent thin film measurement systems. Therma-Wave requested that the proceeding be initiated in 1993 by filing a reissue application for one of its own patents, in which it sought to broaden the original issued claims. The proceeding was initiated by the Patent Office in June 1998.

  Preliminary motions and statements have been filed. In November, 1999 the patent office denied the Company's request to dismiss the proceedings. If the Company loses the interference, a reissue patent will be granted to Therma-Wave permitting Therma-Wave to assert patent rights against the ellipsometers the Company uses in its transparent thin film measurement systems. In that event, the Company could assert a defense of intervening rights against Therma-Wave's reissued patent since the Company relied on the restricted claims of Therma-Wave's original patent. If the intervening rights defense and other defenses fail, the Company would either have to pay future royalties to Therma-Wave or redesign its SpectraLASER and other transparent thin film measurement systems. Management is unable to estimate the ultimate resolution of this matter. However, should the Company be required to pay royalties or redesign its products, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. Other than the Therma-Wave, Inc. patent interference proceeding discussed above, we are not involved in any material legal proceedings.

                          RUDOLPH TECHNOLOGIES, INC.

7. Long-Term Debt:

  Long-Term Debt is comprised of the following at December 31, 1998:

                                                                       1998
                                                                     --------
        Senior term loan, due 2002, interest rate of prime plus
         1.75%...................................................... $ 13,000
        Subordinated term loan, due in 2003, interest rate of prime
         plus 4%....................................................   11,000
        Junior Subordinated Note, due in 2001, with interest at
         14%........................................................    3,870
        Senior revolving term loan, balance due in 2002, interest
         rate of prime plus 1.5%....................................    9,600
                                                                     --------
                                                                       37,470
        Less current maturities.....................................  (12,100)
                                                                     --------
          Total Long-Term Debt...................................... $ 25,370
                                                                     ========

  On November 23, 1999 the Company retired all outstanding loans of $39,320 payable to a related party. The amount included $10,800 to repay the senior revolving term loan, $11,125 to repay the senior term loan, $11,000 to repay the subordinated term loan and $6,395 to repay the junior subordinated note. The early extinguishment of debt resulted in an extraordinary loss in the amount of $427, net of tax of $5. The loans were retired from the proceeds received from the Company's initial public offering.

8. Stock Options:

  In 1996, the Company adopted the 1996 Stock Option Plan ("the Option Plan"). Under the Option Plan, the Company was authorized to grant options to purchase up to 1,069,902 shares of Class B common stock to employees at prices not less than the fair value of the Class B common stock on the date of grant. These options generally expire ten years from the date of grant and become exercisable after nine years or sooner upon the achievement of certain financial targets over a period of six years. All of the outstanding options became 100% vested upon the initial public offering of the Company on November 12, 1999. As of December 31, 1999 and 1998, there were 4,979 and 109,380 shares of common stock reserved for future grants under the Option Plan, respectively.

  Certain options issued under the Option Plan entitle the holders to purchase shares of Class B common stock at a per share price of $0.56, which was less than the estimated fair value of the common stock on the date of grant. As a result, the Company recognized compensation expense of $1,018 for the difference between the estimated fair value of the common stock on the date the option was granted and the exercise price.

  The Company established an Employee Stock Purchase Plan (the "ESPP") effective August 31, 1999. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Common Stock. The price the employee must pay for each share of stock will be 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of the purchase term of six months. As of December 31, 1999, there were 300,000 shares available for issuance under the ESPP.

  The Company established the 1999 Stock Plan ("the 1999 Plan") effective August 31, 1999. The 1999 Plan provides for the grant of 2,000,000 stock options and stock purchase rights to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan vest over a five year period and expire ten years from the date of grant. As of December 31, 1999, there were 1,146,650 shares of common stock reserved for future grants under the 1999 Plan.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) requires the disclosure of pro forma operating results had the Company adopted the fair value method. Under

                          RUDOLPH TECHNOLOGIES, INC.

SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. For the years ended December 31, 1999, 1998, and 1997 the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0%, volatility of 66%, expected life of an option of 9 years and a risk-free interest rate of 4.85% for all periods. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Had compensation costs been determined based upon the fair value at the grant date for awards under the Option Plan, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income (loss) attributable to common stockholders under SFAS No. 123 would have been $2,846, $(14,786), and $(1,510) for the years ended December 31, 1999 and 1998, and 1997, respectively. The pro forma basic net income (loss) per share would have been $0.36, $(3.28), and $(0.58) for the years ended December 31, 1999, 1998, and 1997, respectively. The pro forma diluted net income (loss) per share would have been $0.28, $(3.28), and $(0.58) for the years ended December 31, 1999, 1998, and 1997, respectively.

  The following tables summarize the stock option activity for the years ended December 31, 1999, 1998, and 1997 and the stock option information as of December 31, 1999:

                                                Options Outstanding
                                       ---------------------------------------
                                                  Weighted Average
                                       Number of   Exercise Price    Number
                                        Shares       per Share     Exercisable
                                       ---------  ---------------- -----------
      Balance at December 31, 1996....   346,470       $ 0.57         36,448
      Granted.........................    35,663         0.73            --
      Canceled........................       --           --             --
                                       ---------       ------       --------
      Balance at December 31, 1997....   382,133         0.59        283,524
      Granted.........................   617,726         0.73            --
      Canceled........................   (39,338)        0.73            --
                                       ---------       ------       --------
      Balance at December 31, 1998....   960,521         0.67        475,607
      Granted.........................   976,202        14.29        107,852
      Exercised.......................  (386,610)        0.67       (386,610)
      Canceled........................   (18,451)       13.11            --
                                       ---------       ------       --------
      Balance at December 31, 1999.... 1,531,662       $ 9.21        678,311
                                       =========       ======       ========

  Stock option information as of December 31, 1999:

                                                    Options Vested and
                  Options Outstanding                   Exercisable
        ------------------------------------------------------------------
                                                 Weighted Avg.
                                   Weighted Avg.   Exercise
        Exercise         Options     Remaining       Price       Number
        Price          Outstanding Contract Life   per Share   Exercisable
        --------       ----------- ------------- ------------- -----------
        $ 0.57            193,139       6.5         $ 0.57       193,100
          0.73            380,772       8.5           0.73       380,810
          0.56            104,401       9.6           0.56       104,401
         16.00            853,350       9.9          16.00           --
        -------------   ---------       ---         ------       -------
        $ 0.56-$16.00   1,531,662       9.1         $ 0.66       678,311
        =============   =========       ===         ======       =======

9. Redeemable Preferred Stock:

  On June 14, 1996, the Company issued and sold 45,875.29 shares of Series A voting preferred stock (referred to as Series A preferred stock), $0.01 par value at $100 per share and 8,124.71 shares of Series B non-voting preferred stock, (referred to as Series B preferred stock), $0.01 par value at $100 per share. Series A preferred stockholders vote on a share-for-share basis with Series A voting common shareholders. Holders of preferred stock

                          RUDOLPH TECHNOLOGIES, INC.

were entitled to receive cumulative dividends at an annual rate of 8% on the liquidation value of each such share. The preferred stock contained a redemption feature which allowed the holders of the preferred stock to require redemption of all of the preferred stock if certain ownership percentages are not met. The preferred stock could have been redeemed at the Company's option at any time at a price per share of $100 plus accrued and unpaid dividends. On November 23, 1999 the Company redeemed all outstanding shares of Series A and Series B preferred stock at a price of $5,400 plus $1,722 of accrued dividends. The preferred stock was retired from the proceeds received from the sale of common stock.

10. Equity Securities:

  On June 14, 1996, the Company issued and sold 1,571,294 shares of Class A voting common stock, $0.0003 par value at $0.57 per share and 1,046,079 shares of Class B non-voting common stock, $0.0003 par value at $0.57 per share. The Company also issued to the holder of the Class A voting common stock a warrant to purchase 534,951 shares of Class A common stock of the Company at a purchase price of $0.0003 per share.

  During 1998 the Company issued additional Class A voting common stock and Class B non-voting common stock in connection with certain capital contributions. The Company also issued to the holder of the Class A voting common stock warrants to purchase 945,740 shares of Class A common stock of the Company at a purchase price of $0.0003 per share based upon the holder's antidilution rights.

  In November, 1999, the Board of Directors authorized a 35.66-for-one split of the Class A and Class B outstanding common stock. Per share amounts in the accompanying financial statements have been adjusted for the split.

  On November 12, 1999, 5,520,000 shares of a new single class of common stock were sold, the net proceeds of $80,845 were used to pay all outstanding debt (see note 7) and redeem all outstanding redeemable preferred stock (see note
9). The Company also exchanged each share of Class A and Class B common stock outstanding for one share of the new single class of common stock. In addition, all the outstanding warrants were exercised and exchanged on a cashless basis for 2,045,702 shares of common stock.

11. Employee Benefit Plans:

  The Company has a 401(k) savings plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides a 50% match of all employee contributions up to 6 percent of the employee's salary. Company matching contributions to the Plan totaled $170, $158 and $133 for the years ended December 31, 1999, 1998 and 1997, respectively.

  In addition, the Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 1999, 1998 and 1997.

                          RUDOLPH TECHNOLOGIES, INC.

12. Income Taxes:

  The components of income tax expense (benefit) are as follows:

                                                     Year ended December 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  -------  -------
        Current:
          Federal................................... $    40  $  (842) $   557
          State.....................................      93     (161)     141
                                                     -------  -------  -------
                                                         133   (1,003)     698
        Deferred:
          Federal...................................  (2,068)   1,549   (1,245)
          State.....................................    (244)      67      (67)
                                                     -------  -------  -------
                                                      (2,312)   1,616   (1,312)
                                                     -------  -------  -------
          Total Income Tax Expense (Benefit)........ $(2,179) $   613  $  (614)
                                                     =======  =======  =======

  Deferred tax assets are comprised of the following:

                                                                December 31,
                                                              -----------------
                                                               1999      1998
                                                              -------  --------
        Amortization of intangibles.......................... $ 6,211  $  7,185
        Deferred Interest....................................   2,701     2,042
        Inventory obsolescence reserve.......................     219       199
        Fixed assets.........................................      97        25
        Warranty.............................................     180       126
        Accounts receivable..................................     114       109
        Research Credits.....................................     779       191
        Other................................................     224       138
        Net operating loss carryforwards.....................     387     1,426
        Less valuation allowance.............................  (8,600)  (11,441)
                                                              -------  --------
          Net deferred tax asset............................. $ 2,312  $    --
                                                              =======  ========


  During the year ended December 31, 1999, the valuation allowance decreased approximately $2.8 million. Realization of deferred tax assets is dependant upon generating sufficient taxable income prior to their expiration. Approximately $2.3 million of the reduction was due to changes in economic circumstances which made the utilization of deferred tax assets relating to deferred interest and amortization of intangibles, more likely than not. With respect to the remaining deferred tax assets, management currently believes it is more likely than not that they will not be realized through future taxable earnings. At December 31, 1998, the net deferred tax asset was reduced to zero with a valuation allowance as a result of recurring losses and with the uncertainty regarding the Company's ability to generate sufficient taxable income. The Company has available at December 31, 1999 approximately $879 of unused net operating loss carryforwards and carrybacks that may be applied against future taxable income and that expire in the year 2018.

                          RUDOLPH TECHNOLOGIES, INC.

  The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income taxes as follows:

                                                 Year ended December 31,
                                                -----------------------------
                                                  1999       1998      1997
                                                --------   --------   -------
        Federal income tax provision (benefit)
         at statutory rate....................  $    370   $ (4,578)    $(549)
        State taxes...........................       132       (161)      141
        Change in valuation allowance.........    (2,841)     5,386    (1,295)
        Other.................................       160        (34)    1,089
                                                --------   --------   -------
        Provision (benefit) for income taxes..  $ (2,179)  $    613   $  (614)
                                                ========   ========   =======
        Effective tax rate....................      (200%)       (5%)      38%
                                                ========   ========   =======

  Earnings subject to foreign taxation and foreign taxes paid were not material.

13. Related Party Transactions:

  Upon the completion of the Company's initial public offering on November 12, 1999, the Company terminated the management, consulting and financial services agreement received from related parties for an annual fee. Such services included, but were not limited to, advice and assistance concerning any and all aspects of the operation, planning and financing of the Company. Management fee expense amounted to $173, $200 and, $200 for the years ended December 31, 1999, 1998 and 1997, respectively.

14. Geographic Reporting and Customer Concentration:

                                                    Year ended December 31,
                                                    -------------------------
                                                     1999     1998     1997
                                                    -------  -------  -------
        Revenues from third parties:
          United States............................ $17,959  $ 8,388  $12,031
          Asia.....................................  10,798    8,380   20,468
          Europe...................................   7,578    3,289    2,833
          Other....................................   1,760       49        7
                                                    -------  -------  -------
            Total.................................. $38,095  $20,106  $35,339
                                                    =======  =======  =======
        Customers comprising 10% or more of the
         Company's total revenue for the period
         indicated:
          A........................................    31.2%    19.8%     3.4%
          B........................................     6.3%    17.6%    29.9%
          C........................................     5.8%    15.3%     5.3%
          D........................................     6.0%    11.1%     0.0%

15. Earnings Per Share:

  The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("FAS 128"), which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

                          RUDOLPH TECHNOLOGIES, INC.

  The computations of Basic EPS and Diluted EPS for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                             Income       Shares     Per-Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
     For the year ended December 31, 1999
       Net income.........................  $  2,839
       Preferred Stock Dividends..........      (508)
                                            --------
       Basic EPS:
         Income available to common
          stockholders....................     2,331     7,880,622    $ 0.30
         Effect of dilutive stock
          options.........................       --      2,550,855     (0.08)
                                            --------    ----------    ------
       Diluted EPS:
         Income available to common
          stockholders plus assumed
          conversions.....................  $  2,331    10,431,477    $ 0.22
                                            ========    ==========    ======
     For the year ended December 31, 1998
       Net loss...........................  $(14,078)
       Preferred Stock Dividends..........      (507)
                                            --------
       Basic EPS:
         Income available to common
          stockholders....................   (14,585)    4,503,396    $(3.24)
         Effect of dilutive stock
          options.........................       --            --        --
                                            --------    ----------    ------
       Diluted EPS:
         Income available to common
          stockholders plus assumed
          conversions.....................  $(14,585)    4,503,396    $(3.24)
                                            ========    ==========    ======
     For the year ended December 31, 1997
       Net loss...........................  $ (1,001)
       Preferred Stock Dividends..........      (468)
                                            --------
       Basic EPS:
         Income available to common
          stockholders....................    (1,469)    2,617,373    $(0.56)
         Effect of dilutive stock
          options.........................       --            --        --
                                            --------    ----------    ------
       Diluted EPS:
         Income available to common
          stockholders plus assumed
          conversions.....................  $ (1,469)    2,617,373    $(0.56)
                                            ========    ==========    ======

  For the years ended December 31, 1998 and 1997, the Company had outstanding options and warrants to purchase an aggregate 3,033,208 and 917,084 shares of common stock, respectively, were not included in the calculation of earnings per share for such periods, due to the anti-dilutive nature of these instruments.

                           RUDOLPH TECHNOLOGIES, INC.

                           RUDOLPH TECHNOLOGIES, INC.

                 SCHEDULE I--VALUATION AND QUALIFYING ACCOUNTS
                              Dollars in Thousands

        Column A           Column B           Column C           Column D    Column E
        --------         ------------ ------------------------- ----------  ----------
                          Balance at  Charged to   Charged to               Balance at
                         Beginning of  Costs &       Other                     End
      Description           Period     Expenses  Accounts (net) Deductions  of Period
      -----------        ------------ ---------- -------------- ----------  ----------
Year 1999
  Allowance for doubtful
   accounts.............       294          6                       --           300
  Deferred tax asset
   valuation allowance..    11,441        --                      2,841        8,600
  Inventory valuation...       413        162         --            --           575

Year 1998
  Allowance for doubtful
   accounts.............       500         71                       277(a)       294
  Deferred tax asset
   valuation allowance..     5,864      5,577         --            --        11,441
  Inventory valuation...       540      1,407         --          1,534          413

Year 1997
  Allowance for doubtful
   accounts.............       147        353         --            --           500
  Deferred tax asset
   valuation allowance..     7,159        --          --          1,295        5,864
  Inventory valuation...       540        --          --            --           540

-------
(a) Amounts written off as uncollectible

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Rudolph Technologies, Inc.

                                                /s/ Paul F. McLaughlin
                                         By: __________________________________
                                                    Paul F. McLaughlin
                                               Chairman and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


                   Signature                              Title                   Date
                   ---------                              -----                   ----

           /s/ Paul F. McLaughlin               Chairman and Chief           March 24, 2000
 _____________________________________________   Executive Officer
               Paul F. McLaughlin

             /s/ Steven R. Roth                 Vice President, Chief        March 24, 2000
 _____________________________________________   Financial Officer
                 Steven R. Roth                  (Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer)

             /s/ David Belluck                  Director                     March 24, 2000
 _____________________________________________
                 David Belluck

            /s/ Daniel H. Berry                 Director                     March 24, 2000
 _____________________________________________
                Daniel H. Berry

               /s/ Paul Craig                   Director                     March 24, 2000
 _____________________________________________
                   Paul Craig

           /s/ Stephen J. Fisher                Director                     March 24, 2000
 _____________________________________________
               Stephen J. Fisher

            /s/ Carl E. Ring, Jr                Director                     March 24, 2000
 _____________________________________________
                Carl E. Ring, Jr

           /s/ Richard F. Spanier               Director                     March 24, 2000
 _____________________________________________
               Richard F. Spanier

            /s/ Aubrey C. Tobey                 Director                     March 24, 2000
 _____________________________________________
                Aubrey C. Tobey