Form 10-Q
period 2000-03-31
RUDOLPH TECHNOLOGIES INC
filed 2000-05-11
CIK 1094392

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No.  000-27965

                          RUDOLPH TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                         22-1628009
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

                               One Rudolph Road
                             Flanders, New Jersey
                                     07836
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (973) 691-1300

               Registrants telephone number, including area code

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

        The number of outstanding shares of the Registrant's Common Stock on April 27, 2000 was 14,684,706.


PART I          FINANCIAL INFORMATION
  Item 1.       Financial Statements

                Balance Sheets at March 31, 2000 and December 31, 1999                                        2

                Statements of Operations for the Three months ended March 31, 2000 and 1999                   3

                Statements of Cash Flows for the Three months ended March 31, 2000 and 1999                   4

                Notes to Financial Statements                                                                 5

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                    8

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                    15

PART II         OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K.                                                             16


Part 1.  Financial Information

Item 1.  Financial Statements


                          RUDOLPH TECHNOLOGIES, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                March 31,     December 31,
                                                  2000            1999
                                              --------------  --------------
   ASSETS

   Current assets:
     Cash                                          $ 32,828        $ 35,076
     Accounts receivable                             14,628           9,472
     Inventories                                     12,806          11,403
     Prepaid and other assets                           956             525
                                              --------------  --------------
        Total current assets                         61,218          56,476

   Net property, plant and equipment                  3,152           3,106
   Intangibles                                        2,774           2,859
   Deferred taxes                                         -           2,312
   Other assets                                         203             194
                                              --------------  --------------
       Total assets                                $ 67,347        $ 64,947
                                              ==============  ==============

   LIABILITIES AND STOCKHOLDER'S EQUITY

   Current liabilities
     Accounts payable and accrued liabilities       $ 4,505         $ 4,536
     Other current liabilities                        2,316           2,723
                                              --------------  --------------
        Total current liabilities                     6,821           7,259
   Other long-term libilities                            65              78
                                              --------------  --------------
        Total liabilities                             6,886           7,337

   Commitments and contingencies

   Stockholder's equity
     Common stock                                        15              15
     Additional paid-in capital                      85,017          85,025
     Other comphrehensive loss                         (229)           (237)
     Retained earnings/(loss)                       (24,342)        (27,193)
                                              --------------  --------------
        Total stockholder's equity                   60,461          57,610
                                              --------------  --------------
   Total liabilities & stockholder's equity        $ 67,347        $ 64,947
                                              ==============  ==============

The accompanying notes are an integral part these financial statements.

                          RUDOLPH TECHNOLOGIES, INC.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     ------------------------------
                                                                         2000            1999
                                                                     -------------   --------------
Revenues                                                                 $ 16,993          $ 6,532

Cost of revenues                                                            7,968            3,229
                                                                     -------------   --------------
       Gross profit                                                         9,025            3,303
                                                                     -------------   --------------

Operating Expenses:
  Research & development                                                    1,741            1,043
  Selling, general & administrative                                         3,077            1,604
  Amortization                                                                 85               66
                                                                     -------------   --------------
       Total operating expenses                                             4,903            2,713
       Operating income                                                     4,122              590
Interest expense/(income) and other, net                                     (499)           1,035
                                                                     -------------   --------------
       Income (loss) before income taxes                                    4,621             (445)
Provision for income taxes                                                  1,770               93
                                                                     -------------   --------------
Net income/(loss)                                                           2,851             (538)
Preferred stock dividends                                                       -              133
                                                                     -------------   --------------
Net income/(loss) available to common shareholders                        $ 2,851           $ (671)
                                                                     =============   ==============


Net income/(loss) per share:

     Basic                                                                 $ 0.19          $ (0.10)
     Diluted                                                               $ 0.18          $ (0.10)

Weighted average shares outstanding:

     Basic                                                             14,684,706        6,732,394
     Diluted                                                           15,864,997        6,732,394


The accompanying notes are in integral part of these financial statements.

                          RUDOLPH TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        2000        1999
                                                     -----------  ----------
   Cash flow from operating activities:
   Net income (loss)                                    $ 2,851      $ (538)
   Adjustment to reconcile net income (loss) to net
    cash used in operating activities
       Amortization                                          85          66
       Depreciation                                         149         133
       Provision for doubtful accounts                      171           -
       Decrease (increase) in assets:
       Accounts receivable                               (5,340)        (34)
       Inventories                                       (1,402)       (828)
       Prepaid expenses and other                           108          47
       Deferred income taxes                              1,770           -
       Increase (decrease) in liabilities:
       Accounts payable                                     213         292
       Accrued liabilities                                 (191)        222
       Other liabilities                                   (480)        150
                                                     -----------  ----------
   Net cash used in operating activities                 (2,066)       (490)
                                                     -----------  ----------

   Cash flows from investing activities:
       Purchase of property, plant and equipment           (194)       (213)
       Proceeds from disposal of property, plant and         9           9
       equipment                                     -----------  ----------
   Net cash used in investing activities                   (185)       (204)
                                                     -----------  ----------

   Cash flows from financing activities:
       Principal payments on long-term debt                   -        (625)
       Net borrowing under lines of credit                    -       1,200
                                                     -----------  ----------
       Net cash provided by financing activities              -         575
                                                     -----------  ----------

   Effect of exchange rate changes on cash                    3           4
                                                     -----------  ----------

   Net decrease in cash and cash equivalents             (2,248)       (115)
   Cash and cash equivalents at beginning of period      35,076         431
                                                     -----------  ----------
   Cash and cash equivalents at end of period          $ 32,828       $ 316
                                                     ===========  ==========

The accompanying notes are an integral part of these financial statements.

                          RUDOLPH TECHNOLOGIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared by Rudolph Technologies, Inc. and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts. The results for the three-month period ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2.       Accounts Receivable

Accounts receivable are net of the allowance for doubtful accounts of $473 and $300 as March 31, 2000 and December 31, 1999, respectively.

NOTE 3.       Inventories

                                         March 31,             December 31,
                                    ------------------      -----------------
                                          2000                     1999
                                    ------------------      -----------------

               Materials              $     6,029                $  4,729
               Work-in-process              4,773                   4,937
               Finished goods               2,004                   1,737
                                    ------------------      -----------------
                Total Inventories      $   12,806                $ 11,403
                                    ==================      =================




NOTE 4.       Property, Plant & Equipment



                                                   March 31,             December 31,
                                                -----------------      -----------------
                                                      2000                   1999
                                                -----------------      -----------------
              Land and Building                     $ 1,613                $ 1,613
              Machinery and equipment                   881                    865
              Furnitures and fixtures                   290                    269
              Computer equipment                      1,125                    964
              Leasehold improvements                    812                    811
                                                -----------------      -----------------
                                                      4,721                  4,522
Accumulated Depreciation                             (1,569)                (1,416)
                                                -----------------      -----------------
Net property, plant and equipment                   $ 3,152                $ 3,106
                                                -----------------      -----------------

NOTE 5.       Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (SFAS 130). The statement established standards for the reporting and display of comprehensive income and its components. The disclosures required by SFAS 130 have been included below. The difference between net income (loss)and comprehensive income for the Company is due to currency translation adjustments. The effects of income taxes on comprehensive income was not material.

For the three months ended March 31, 2000 comprehensive income amounted to $2,859 and for the three months ended March 31, 1999 comprehensive loss amounted to $490.

NOTE 6.       Earnings (Loss) Per Share

Basic income (loss) per share, is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options for the three-month period ending March 31, 2000 and stock options and stock warrants for the three-month period ending March 31, 2000. During the three-month period ended March 31, 1999, diluted loss per share was calculated using the weighted average number of shares of common stock outstanding during the periods. Stock options of 960,521 and stock warrants of 2,072,703 outstanding during the period were excluded from the computation of diluted loss per share because the effect in the period with a net loss would be anti-dilutive. The reconciling difference between the computation of basic and diluted earnings per share for the three-month period ended March 31, 2000, is the inclusion of the dilutive effect of stock options issued to employees under employee stock option plans.

NOTE 7.       Contingencies

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

  Preliminary motions and statements have been filed. In November, 1999 the patent office denied the Company's request to dismiss the proceedings. If the Company loses the interference, a reissue patent will be granted to Therma- Wave permitting Therma-Wave to assert patent rights against the ellipsometers the Company uses in its transparent thin film measurement systems. In that event, the Company could assert a defense of intervening rights against Therma-Wave's reissued patent since the Company relied on the restricted claims of Therma-Wave's original patent. If the intervening rights defense and other defenses fail, the Company would either have to pay future royalties to Therma-Wave or redesign its SpectraLASER and other transparent thin film measurement systems. Management is unable to estimate the ultimate resolution of this matter. However, should the Company be required to pay royalties or redesign its products, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. Other than the Therma-Wave, Inc. patent interference proceeding discussed above, we are not involved in any material legal proceedings.

NOTE 8.       Recent Accounting Pronouncements

During June 1998, as amended in July 1999 for Statement No. 137, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). Based on the Company's current operations, management has concluded that the future adoption of SFAS 133 will have no impact on the Company's operations or financial position.

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter of 2000. The Company is assessing whether any of these interpretations of generally accepted accounting principles will cause the Company to report a change in accounting principle. While management believes that its revenue recognition policies conform with the generally accepted accounting principles that have been used consistently in practice in the capital equipment industry, certain issues raised in SAB 101, including delivery and performance revenue recognition criteria, could be interpreted to cause a change in accounting principle by the Company and many other companies in the capital equipment industry. At this time, the effect of SAB 101 on the Company's operating results in any future period cannot be fully determined.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this current report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21C of the Securities Exchange Act of 1934. These statements would include without limitation, the statement that we believe that any future costs associated with Year 2000 compliance will not be material, discussed below in the paragraph titled "Year 2000 Issue". Additional forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.

The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward looking statements for a number of factors , risks and uncertainties, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations for the Three Months Ended March 31, 2000 and 1999

    Revenues. Our revenues are derived from the sale of our metrology systems, services and spare parts. Our revenues were $17.0 million and $6.5 million in the three months ended March 31, 2000 and 1999. This change represents an increase of 160% and was primarily due to increases in unit volume shipments to existing customers and expanded sales of new products. Revenues from international customers represented 51% and 46% of our revenues in the three months ended March 31, 2000 and 1999.

    Cost of Revenues and Gross Profit. Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure. Our gross profit was $9.0 million and $3.3 million in the three months ended March 31, 2000 and 1999. This change represents an increase of 173%. Our gross profit represented 53% and 51% of our revenues in the three months ended March 31,

2000 and 1999. The increase in gross profit margin from 1999 to 2000 resulted from improved manufacturing efficiencies, as a result of outsourcing and cycle time reduction initiatives and higher revenues, which cover a larger portion of fixed costs. The increase in gross profit dollars was the result of higher unit sales.

    Research and Development. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, prototype equipment expenses and the cost of related supplies. Our research and development expenses were $1.7 million and $1.0 million in the three months ended March 31, 2000 and 1999. This change represents an increase of 67%. Research and development expense represented 10% and 16% of our revenues for the three months ended March 31, 2000 and 1999. The increase in dollars resulted from higher personnel related and parts cost associated with new product development. The decrease in research and development as a percentage of revenues resulted from higher revenues in the three months ended March 31, 2000.

    Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general and administrative personnel, as well as commissions, royalties for licensed technology and other non-personnel related expenses. Our selling, general and administrative expense was $3.1 million and $1.6 million in the three months ended March 31, 2000 and 1999. This change represents an increase of 92%. Selling, general and administrative expense represented 18% and 25% of revenues for the three months ended March 31, 2000 and 1999. The increase is due primarily to increased commissions, royalties on licensed technology, costs associated with our direct sales force in Europe, which was established in the third quarter of 1999, and higher compensation expense related to corporate incentive plans.

    Amortization. Amortization expense is related to the core technology and goodwill we acquired from our predecessor company in 1996. Amortization expense was $0.1 million in the three months ended March 31, 2000 and 1999.

    Interest (Income)/Expense, net. Interest income was $0.5 million compared to interest expense of $1.0 million for the three months ended March 31, 20000 and 1999. Interest income was the result of interest income earned by us from investment of the net proceeds from our initial public offering not immediately needed to support our operations. In November 1999, we retired all of our outstanding debt with a portion of the proceeds of our initial public offering.

    Income Taxes. We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our effective tax rate was 38% for the three month's ended March 31, 2000. The provision for income taxes of $0.1 million in the three months ended March 31, 1999 is primarily the result of state tax obligations resulting from the acquisition of our predecessor company in 1996 that cannot be applied against tax net operating losses.

    Preferred Stock Dividends. We accrued cumulative dividends on our 8% preferred stock of $133,000 in the three months ended March 31, 1999. In November 1999, we retired all of our outstanding preferred stock with a portion of the proceeds of our initial public offering and paid all accrued dividends. We accrued no dividends in the three months ended March 31, 2000.

    Recent Accounting Pronouncements.

    During June 1998, as amended in July 1999 for Statement No. 137, the Financial accounting Standards Board issued Statment No. 133 "Accounting for Serivative Investments and Heding Activities" (SPAS 133"). Based on the Company's current operations, management has concluded that the future adoption of SVAS 133 will have no impact on the Company's operations of financial position.

    In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter of 2000. The Company is assessing whether any of these interpretations of generally accepted accounting principles will cause the Company to report a change in accounting principle. While management believes that its revenue recognition policies conform with the generally accepted accounting principles that have been used consistently in practice in the capital equipment industry, certain issues raised in SAB 101, including delivery and performance revenue recognition criteria, could be interpreted to cause a change in accounting principle by the Company and many other companies in the capital equipment industry. At this time, the effect of SAB 101 on the Company's operating results in any future period cannot be fully determined.

Liquidity and Capital Resources

    At March 31, 2000, we had $32.8 million of cash and cash equivalents and $54.4 million in working capital. At December 31, 1999 we had $35.1 million of cash and cash equivalents and $49.2 million in working capital.

   Net cash of $2.1 million was used in operating activities during the first quarter of fiscal 2000 compared to $0.5 million used in operating activities during the first quarter of fiscal 1999. The net cash used in operating activities in the first quarter of 2000 was primarily a result of an increase in accounts receivable of $5.3 million and an increase in inventories of $1.4 million, offset by net income of $2.9M. The net cash used in operating activities in the first quarter of 1999 was primarily the result of the net loss of $0.5 million. Net cash used in investing activities includes capital expenditures of $0.2 million for the first quarter of fiscal 2000 primarily for the purchase and installation of enterprise requirements planning software necessary for our operations, and $0.2 million for the first quarter of fiscal 1999 primarily for leasehold improvements of our manufacturing facility.

    Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment commitments, which will affect our ability to generate additional cash. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Year 2000 Issue

To date, we have not incurred material costs associated with Year 2000 compliance nor any disruption with vendors or operations. Furthermore, we believe that any future costs associated with Year 2000 compliance will not be material.

Factors that May Affect Future Results

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

  In addition, continued investments in research, development and engineering and the development of worldwide sales, marketing and customer support organizations will result in significantly higher fixed costs. There can be no assurance that we will be able to achieve a rate of growth or level of sales in any future period commensurate with our level of expenses. The impact of these and other factors on our operating results in any future period cannot be forecast with any degree of certainty. Due to the foregoing factors, we are likely to experience in some future quarter or quarters operating results which may be below the expectations of analysts and investors. In such event, the price of our Common Stock would likely be materially adversely affected.

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

  Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies. Countries in the Asia Pacific region, including Japan, Korea and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses over the last 24 months. These weaknesses began to adversely affect our sales to semiconductor device manufacturers located in these regions in the fourth quarter of 1997, and continued to adversely affect our sales in 1998 and the first half of 1999. Although we have recently received an increased level of orders from customers in the Asia Pacific region, we expect that turbulence in the Asian markets could adversely affect our sales in future periods.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and by policy, are averse to principal loss, ensuring the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of March 31, 2000, our investments consisted primarily of municipal and government securities that mature in one year or less.

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

PART II       OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K

              (a)      Exhibits

                       27 Financial Data Schedule

              (b)      Reports on Form 8-K

                       None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

RUDOLPH TECHNOLOGIES, INC.


                                  By:  ___________________________________
                                                 Paul F. McLaughlin
                                       Chairman and Chief Executive Officer

                                  By:  ____________________________________
                                                Steven R. Roth
                                       Vice President, Chief Financial Officer