Form 10-Q/A
period 2000-03-31
RUDOLPH TECHNOLOGIES INC
filed 2000-05-22
CIK 1094392

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                       /s/ Paul F. McLaughlin
                                  By:  ____________________________________
                                           Paul F. McLaughlin
                                       Chairman and Chief Executive Officer

                                       /s/ Steven R. Roth
                                  By:  ____________________________________
                                           Steven R. Roth
                                       Vice President, Chief Financial Officer