Form 10-Q
period 2000-06-30
RUDOLPH TECHNOLOGIES INC
filed 2000-08-04
CIK 1094392

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended: June 30, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to

                         Commission File No. 000-27965

                          RUDOLPH TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                                      22-3531208
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

                                Yes [X] No [_]

   The number of outstanding shares of the Registrant's Common Stock on July 25, 2000 was 14,795,272.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                           Page
                       PART I FINANCIAL INFORMATION                        ----

 Item 1. Financial Statements...........................................

         Condensed Consolidated Balance Sheets at June 30, 2000 and
          December 31, 1999.............................................     2

         Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 2000 and 1999...................     3

         Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999...........................     4

         Notes to Condensed Consolidated Financial Statements...........     5

 Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................     8

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    15

                        PART II OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K...............................    16

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                           RUDOLPH TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                          June 30,  December 31,
                                                            2000        1999
                                                          --------  ------------
                         ASSETS
Current assets
  Cash................................................... $ 32,584    $ 35,076
  Accounts receivable....................................   18,392       9,472
  Inventories............................................   15,644      11,403
  Prepaid expenses and other current assets..............    1,070         525
                                                          --------    --------
    Total current assets.................................   67,690      56,476
Net property, plant and equipment........................    3,207       3,106
Intangibles..............................................    2,690       2,859
Deferred taxes...........................................    4,400       2,312
Other assets.............................................      204         194
                                                          --------    --------
    Total assets......................................... $ 78,191    $ 64,947
                                                          ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities............... $  6,035    $  4,536
  Other current liabilities..............................    3,005       2,723
                                                          --------    --------
    Total current liabilities............................    9,040       7,259
Other long-term libilities...............................       65          78
                                                          --------    --------
    Total liabilities....................................    9,105       7,337

Commitments and contingencies

Stockholders' equity
  Common stock...........................................       15          15
  Additional paid-in capital.............................   85,072      85,025
  Other comprehensive loss...............................     (235)       (237)
  Accumulated deficit....................................  (15,766)    (27,193)
                                                          --------    --------
    Total stockholders' equity...........................   69,086      57,610
                                                          --------    --------
Total liabilities and stockholders' equity............... $ 78,191    $ 64,947
                                                          ========    ========

   The accompanying notes are an integral part of these financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                  --------------------- ---------------------
                                     2000       1999       2000       1999
                                  ----------  --------- ----------  ---------
Revenues......................... $   20,003  $   8,638 $   36,997  $  15,170
Cost of revenues.................      9,234      4,144     17,203      7,373
                                  ----------  --------- ----------  ---------
    Gross profit.................     10,769      4,494     19,794      7,797
                                  ----------  --------- ----------  ---------
Operating Expenses:
  Research and development.......      1,966      1,054      3,706      2,097
  Selling, general and
   administrative................      3,212      1,933      6,291      3,537
  Amortization...................         85         65        169        131
                                  ----------  --------- ----------  ---------
    Total operating expenses.....      5,263      3,052     10,166      5,765
                                  ----------  --------- ----------  ---------
    Operating income.............      5,506      1,442      9,628      2,032
Interest and other
 expense/(income), net...........       (545)     1,084     (1,044)     2,119
                                  ----------  --------- ----------  ---------
    Income (loss) before income
     taxes.......................      6,051        358     10,672        (87)
Provision (benefit) for income
 taxes...........................     (2,525)       --        (755)        93
                                  ----------  --------- ----------  ---------
Net income/(loss)................      8,576        358     11,427       (180)
Preferred stock dividends........        --         136        --         269
                                  ----------  --------- ----------  ---------
Net income/(loss) available to
 common shareholders............. $    8,576  $     222 $   11,427  $    (449)
                                  ==========  ========= ==========  =========

Net income/(loss) per share:
  Basic.......................... $     0.58  $    0.03 $     0.78  $   (0.07)
  Diluted........................ $     0.54  $    0.03 $     0.72  $   (0.07)
Weighted average shares
 outstanding:
  Basic.......................... 14,730,631  6,794,223 14,707,850  6,767,415
  Diluted........................ 15,756,738  8,839,925 15,820,062  6,767,415


   The accompanying notes are an integral part of these financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                               Six Months
                                                                  Ended
                                                                June 30,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
Cash flow from operating activities:
Net income (loss)........................................... $11,427  $  (180)
Adjustment to reconcile net income (loss) to net cash used
 in operating activities
  Amortization..............................................     169      131
  Depreciation..............................................     301      274
  Provision for doubtful accounts...........................      38      --
  Deferred income taxes.....................................  (2,795)     --
  Decrease (increase) in assets:
    Accounts receivable.....................................  (8,973)  (1,187)
    Inventories.............................................  (4,240)    (587)
    Prepaid expenses and other assets.......................     163      (82)
  Increase (decrease) in liabilities:
    Accounts payable........................................     886      318
    Accrued liabilities.....................................     531      427
    Other liabilities.......................................     340      336
                                                             -------  -------
Net cash used in operating activities.......................  (2,153)    (550)
                                                             -------  -------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................    (404)    (538)
  Proceeds from disposal of property, plant and equipment...      16       27
                                                             -------  -------
Net cash used in investing activities.......................    (388)    (511)
                                                             -------  -------
Cash flows from financing activities:
  Principal borrowings on long-term debt....................     --     2,345
  Principal payments on long-term debt......................     --    (1,250)
  Net borrowing under lines of credit.......................     --      (300)
  Capital contribution......................................     --       248
  Exercises of employee stock options.......................      47      --
                                                             -------  -------
Net cash provided by financing activities...................      47    1,043
                                                             -------  -------
Effect of exchange rate changes on cash.....................       2       (1)
                                                             -------  -------
Net decrease in cash and cash equivalents...................  (2,492)     (19)
Cash and cash equivalents at beginning of period............  35,076      431
                                                             -------  -------
Cash and cash equivalents at end of period.................. $32,584  $   412
                                                             =======  =======

   The accompanying notes are an integral part of these financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (In Thousands, Except Per Share Data)

NOTE 1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by Rudolph Technologies, Inc. and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts. The results for the three and six month period ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. Accounts Receivable

   Accounts receivable are net of the allowance for doubtful accounts of $338 and $300 as of June 30, 2000 and December 31, 1999, respectively.

NOTE 3. Inventories

                                                           June 30, December 31,
                                                             2000       1999
                                                           -------- ------------
     Materials............................................ $ 7,322    $ 4,729
     Work-in-process......................................   6,682      4,937
     Finished goods.......................................   1,640      1,737
                                                           -------    -------
       Total Inventories.................................. $15,644    $11,403
                                                           =======    =======

NOTE 4. Property, Plant & Equipment

                                                          June 30,  December 31,
                                                            2000        1999
                                                          --------  ------------
       Land and Building................................. $ 1,613     $ 1,613
       Machinery and equipment...........................     871         865
       Furnitures and fixtures...........................     365         269
       Computer equipment................................   1,221         964
       Leasehold improvements............................     836         811
                                                          -------     -------
                                                            4,906       4,522
     Accumulated Depreciation............................  (1,699)     (1,416)
                                                          -------     -------
     Net property, plant and equipment................... $ 3,207     $ 3,106
                                                          =======     =======

NOTE 5. Comprehensive Income

   The disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (SFAS 130) have been included below. The difference between net income/(loss) and comprehensive income for the Company is due to currency translation adjustments. The effects of income taxes on comprehensive income was not material.

   For the three and six months ended June 30, 2000 comprehensive income amounted to $8,570 and $11,429, respectively. Comprehensive income for the three months ended June 30, 1999 was $217 and there was a comprehensive loss of $273 for the six months ended June 30, 1999.

NOTE 6. Income (Loss) Per Share

   Basic income (loss) per share, is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options for the three and six months ended June 30, 2000 and stock options and stock warrants for the three and six months ended June 30, 1999.

   Stock options of 960,521 and stock warrants of 2,072,703 outstanding during the six month period ended June 30, 1999 were excluded from the computation of diluted loss per share because the effect in the period with a net loss would be anti-dilutive.

   The Company's basic and diluted net income (loss) per share amounts are as follows:

                                   Three months ended      Six months ended
                                        June 30,               June 30,
                                 ---------------------- ----------------------
                                    2000        1999       2000        1999
                                 ----------- ---------- ----------- ----------
Numerator:
  Net income/(loss) available to
   common shareholders.......... $     8,576 $      222 $    11,427 $     (449)
                                 =========== ========== =========== ==========
Denominator:
  Basic net income/(loss) per
   share--weighted average
   shares outstanding...........  14,730,631  6,794,223  14,707,850  6,767,415
  Effect of potential dilutive
   securities:
   Employee stock options--
   dilutive shares..............   1,026,107        --    1,112,212        --
   Stock warrants...............         --   2,045,702         --         --
                                 ----------- ---------- ----------- ----------
  Diluted net income/(loss) per
   share--weighted average
   shares outstanding...........  15,756,738  8,839,925  15,820,062  6,767,415
                                 =========== ========== =========== ==========
Net income/(loss) per share:
  Basic......................... $      0.58 $     0.03 $      0.78 $    (0.07)
  Diluted....................... $      0.54 $     0.03 $      0.72 $    (0.07)

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

NOTE 8. Income Taxes

   The Company accounts for income taxes using the asset and liability approach for deferred taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Based on our recent increase in revenues combined with industry and internal forecasts, the Company expects future taxable income will be sufficient for the realization of the deferred tax assets and therefore, reversed the partial deferred tax valuation allowance which was established in prior years.

NOTE 9. Geographic Reporting and Customer Concentration

   Revenue by geographic region:

                                                                   Six Months
                                              Three Months Ended      Ended
                                                   June 30,         June 30,
                                              ----------------------------------
                                                2000      1999    2000    1999
                                              --------- ---------------- -------
   United States............................. $   9,005 $  2,783 $17,415 $ 6,389
   Asia......................................     7,526    2,939  13,272   3,725
   Europe....................................     3,470    2,023   6,303   3,269
   Other.....................................         2      893       7   1,787
                                              --------- -------- ------- -------
     Total................................... $  20,003 $  8,638 $36,997 $15,170
                                              ========= ======== ======= =======

   Customers comprising 10% or more of revenue:

                                                             Six Months Ended
                                                                 June 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   A........................................................     25.1%     37.3%
   B........................................................     11.4%      7.0%
   C........................................................      --       14.0%

NOTE 10. Recent Accounting Pronouncements

   During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). Based on the Company's current operations, management has concluded that SFAS 133 will have no impact on the Company's operations or financial position.

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company is assessing whether any of these interpretations of generally accepted accounting principles will cause the Company to report a change in accounting principle. While management believes that its revenue recognition policies conform with the generally accepted accounting principles that have been used consistently in practice in the capital equipment industry, certain issues raised in SAB 101, including delivery and performance revenue recognition criteria, could be interpreted to cause a change in accounting principle by the Company and many other companies in the capital equipment industry. At this time, the effect of SAB 101 on the Company's operating results in any period cannot be fully determined.

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

   The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward looking statements for a number of factors, risks and uncertainties, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations for the Three and Six Month Periods Ended June 30, 2000 and 1999

   Revenues. Our revenues are derived from the sale of our metrology systems, services and spare parts. Our revenues were $20.0 million and $37.0 million for the three and six month periods ended June 30, 2000, compared to $8.6 million and $15.2 million for the same periods of the prior year, representing an increase of 132% and 144% for the respective periods. This change was primarily due to increases in unit volume shipments to existing customers and expanded sales of new products. Revenues from international customers represented 55% and 53% for the three and six month periods ended June 30, 2000, compared to 57% and 58% for the same periods in the prior year.

   Cost of Revenues and Gross Profit. Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure. Our gross profit was $10.8 million and $19.8 million for the three and six month periods ended June 30, 2000, compared to $4.5 million and $7.8 million for the same periods in the prior year. Our gross profit represented 54% for both the three and six month periods ended June 30, 2000, compared to 52% and 51% for the same periods in the prior year. The increase in gross profit margin from 1999 to 2000 resulted from improved manufacturing efficiencies, as a result of outsourcing and cycle time reduction initiatives and higher revenues, which cover a larger portion of fixed costs. The increase in gross profit dollars was the result of higher unit sales.

   Research and Development. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, prototype equipment expenses and the cost of related supplies. Our research and development expenses were $2.0 million and $3.7 million for the three and six month periods ended June 30, 2000, compared to $1.1 million and $2.1 million for the same periods in the prior year. As a percentage of revenue, research and development expense represented 10% for both the three and six month periods ended June 30, 2000, compared to 12% and 14% for the same periods of the prior year. The increase in dollars resulted from higher personnel related and parts cost associated with new product development and facilities expansion. The decrease in research and development as a percentage of revenues resulted from higher revenues in the three and six month periods ended June 30, 2000.

   Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general and administrative personnel, as well as commissions, royalties for licensed technology and other non-personnel related expenses. Our selling, general and administrative expense was $3.2 million and $6.3 million for the three and six month periods ended June 30, 2000, compared to $1.9 million and $3.5 million for the same periods of the prior year. Selling, general and administrative expense represented 16% and 17% of revenues for the three and six month periods ended June 30, 2000, compared to 22% and 23% for the same periods of the prior year. The increase in dollars is due primarily to increased commissions, royalties on licensed technology, costs associated with our direct sales force in Europe, which was established in the third quarter of 1999, and higher compensation expense related to corporate incentive plans. The decrease as a percentage of revenues resulted from higher revenues in the three and six month periods ended June 30, 2000.

   Amortization. Amortization expense is related to the core technology and goodwill we acquired from our predecessor company in 1996. Amortization expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2000, compared to $0.1 million for both the same periods in the prior year.

   Interest and other expense/(income), net. Interest and other income, net was $0.5 million and $1.0 million for the three and six month periods ended June 30, 2000, compared to interest and other expense, net of $1.1 million and $2.1 million for the same periods in the prior year. Interest income earned by us during 2000 was the result of investing the net proceeds from our initial public offering not immediately needed to support our operations. In November 1999, we retired all of our outstanding debt with a portion of the proceeds of our initial public offering, thereby reducing interest expense during 2000.

   Income Taxes. We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. During the second quarter 2000, we recorded a $4.8 million tax benefit in connection with the reversal of the deferred tax valuation allowance. This reversal will effect our tax rate for the remainder of the year, reducing the effective rate to as low as 8 to 12 percent. Excluding the impact of the valuation allowance reversal, we anticipate our effective tax rate for the year would be approximately 38%. The provision for income taxes of $0.1 million in the six months ended June 30, 1999 is primarily the result of state tax obligations resulting from the acquisition of our predecessor company in 1996 that could not be applied against tax net operating losses.

   Preferred Stock Dividends. We accrued cumulative dividends on our 8% preferred stock of $0.1 and $0.3 million for the three and six month periods ended June 30, 1999. In November 1999, we retired all of our outstanding preferred stock with a portion of the proceeds of our initial public offering and paid all accrued dividends.

Recent Accounting Pronouncements

   During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). Based on the Company's current operations, management has concluded that the future adoption of SFAS 133 will have no impact on the Company's operations or financial position.

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company is assessing whether any of these interpretations of generally accepted accounting principles will cause the Company to report a change in accounting principle. While management believes that its revenue recognition policies conform with the generally accepted accounting principles that have been used consistently in practice in the capital equipment industry, certain issues raised in SAB 101, including delivery and performance revenue recognition criteria, could be interpreted to cause a change in accounting principle by the Company and many other companies in the capital equipment industry. At this time, the effect of SAB 101 on the Company's operating results in any period cannot be fully determined.

Liquidity and Capital Resources

   At June 30, 2000, we had $32.6 million of cash and cash equivalents and $58.7 million in working capital. At December 31, 1999 we had $35.1 million of cash and cash equivalents and $49.2 million in working capital.

   Net cash of $2.2 million was used in operating activities during the six-month period ended June 30, 2000 compared to $0.6 million used in operating activities during the six-month period ended June 30, 1999. The net cash used in operating activities during the six-month period ended June 30, 2000 was primarily a result of having to fund an increase in accounts receivable of $9.0 million and an increase in inventories of $4.2 million, which more than offset net income of $8.6 million. The net cash used in operating activities during the six-month period ended June 30, 1999 was primarily the result of the net loss of $0.2 million and uses of working capital, particularly increases in accounts receivable and inventories. Net cash used in investing activities includes capital expenditures of $0.4 million during the six-month period ended June 30, 2000 primarily for the purchase and installation of enterprise resource planning software and related computer equipment necessary for our operations. Net cash used in investing activities during the six-month period ended June 30, 1999 of $0.5 million was primarily for leasehold improvements of our manufacturing facility. Net cash provided by financing activities during the six-month period ended June 30, 2000 was due to the exercise of employee stock options.

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

 Semiconductor Equipment Industry Volatility

   Our operating results will be subject to significant variation due to the cyclical nature of the semiconductor device industry. Downturns in the semiconductor industry will likely lead to proportionately greater downturns in our revenues. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor device industry is cyclical and has historically experienced periodic downturns, which have often resulted in substantial decreases in the semiconductor device industry's demand for capital equipment, including its thin film metrology equipment. There is typically a six to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers. In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues. Any future downturn in the semiconductor device industry will seriously harm our business, financial condition and results of operations.

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

 International Sales

   Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations. We anticipate that international sales will continue to account for a significant portion of our revenue for at least the next five years. Due to the significant level of our international sales, we are subject to material risks which include:

  --Unexpected changes in regulatory requirements, including tariffs and other market barriers. The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargos, excise taxes or other restrictions imposed by their governments on trade with United States companies such as ourselves. Any such restrictions could lead to a reduction in our sales to customers in these countries.

  --Political and economic instability. There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea. In addition, several Asian countries, particularly Japan, have recently experienced significant economic instability. An outbreak of hostilities or other political upheaval in Taiwan or South Korea, or an economic downturn in Japan, would likely harm the operations of our customers in these countries, causing our sales to suffer. The effect of such events on our revenues could be material because we derive substantial revenues from sales to semiconductor device foundries in Taiwan such as TSMC and UMC, from memory chip manufacturers in South Korea such as Hyundai and Samsung, and from semiconductor device manufacturers in Japan such as NEC and Toshiba.

  --Difficulties in staffing and managing foreign branch operations. During periods of tension between the governments of the United States and other countries, it is often difficult for United States companies such as ourselves to staff and manage operations in such countries. We have only recently established a direct sales force in Europe, and we are continuing to build our sales infrastructure in that region.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and by policy, are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of June 30, 2000, our investments consisted primarily of commercial paper that matures in less than three months.

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

                           PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

 (a) Exhibits

   27 Financial Data Schedule

 (b) Reports on Form 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          RUDOLPH TECHNOLOGIES, INC.

                                                  /s/ Paul F. McLaughlin
                                          By: _________________________________
                                                    Paul F. McLaughlin
                                               Chairman and Chief Executive
                                                          Officer

                                                    /s/ Steven R. Roth
                                          By: _________________________________
                                                      Steven R. Roth
                                              Vice President, Chief Financial
                                                          Officer