Form 10-Q/A
period 2000-06-30
RUDOLPH TECHNOLOGIES INC
filed 2000-08-15
CIK 1094392

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

                               (Amendment No. 1)

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

EXPLANATORY NOTE

         This Form 10-Q/A is being filed by Rudolph Technologies, Inc., a Delaware corporation, as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 to add Part II - Item 4, thereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders on May 26, 2000. Out of 14,684,706,shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 13,233,060 shares. At the Annual Meeting, the stockholders of Rudolph Technologies, Inc. approved the following matters:

(a) The elections of Paul Craig, Paul F. McLaughlin and Carl E. Ring, Jr. as directors of Rudolph Technologies, Inc. for the ensuing year and until their successors are elected, The vote for the nominated directors was as follows:

    Paul Craig, 13,219,940 votes cast for and 13,120 votes withheld;
                 ----------                    ------
    Paul F. McLaughlin, 13,219,940 votes cast for and 13,120 votes withheld;
                        ----------                    ------
    Carl E. Ring, Jr., 13,219,940 votes cast for and 13,120 votes withheld
                       ----------                    ------

(b) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public auditors of the Company for the fiscal year ending December 31, 2000. 13,230,073 votes were cast for and 792 votes were cast against with
           ----------                         ---
2,195 votes abstaining
-----

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          RUDOLPH TECHNOLOGIES, INC.

                                                  /s/ Paul F. McLaughlin
Date:  August 15, 2000                    By: _________________________________
                                                    Paul F. McLaughlin
                                               Chairman and Chief Executive
                                                          Officer

                                                    /s/ Steven R. Roth
Date:  August 15, 2000                    By: _________________________________
                                                      Steven R. Roth
                                              Vice President, Chief Financial
                                                          Officer