Form 10-Q
period 2000-09-30
RUDOLPH TECHNOLOGIES INC
filed 2000-11-03
CIK 1094392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended: September 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from          to
                                  --------    --------

                         Commission File No. 000-27965

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of outstanding shares of the Registrant's Common Stock on October 30, 2000 was 14,849,574.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART I FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
         at September 30, 2000 and December 31, 1999....................     2

         Condensed Consolidated Statements of Operations
         for the three and nine months ended September 30, 2000 and
         1999...........................................................     3

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2000 and 1999..........     4

         Notes to Condensed Consolidated Financial Statements...........     5

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     9

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.....    16

                           PART II OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K...............................    18

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                           RUDOLPH TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                       ASSETS

Current assets
  Cash...............................................    $31,033      $ 35,076
  Accounts receivable................................     23,435         9,472
  Inventories........................................     20,018        11,403
  Prepaid expenses and other current assets..........      1,086           525
                                                         -------      --------
    Total current assets.............................     75,572        56,476
Net property, plant and equipment....................      3,237         3,106
Intangibles..........................................      2,605         2,859
Deferred taxes.......................................      5,290         2,312
Other assets.........................................        280           194
                                                         -------      --------
    Total assets.....................................    $86,984      $ 64,947
                                                         =======      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities...........    $ 7,936      $  4,536
  Other current liabilities..........................      3,316         2,723
                                                         -------      --------
    Total current liabilities........................     11,252         7,259
Other long-term libilities...........................         65            78
                                                         -------      --------
    Total liabilities................................     11,317         7,337
                                                         -------      --------

Commitments and contingencies

Stockholders' equity
  Common stock.......................................         15            15
  Additional paid-in capital.........................     85,372        85,025
  Other comprehensive loss...........................       (257)         (237)
  Accumulated deficit................................     (9,463)      (27,193)
                                                         -------      --------
    Total stockholders' equity.......................     75,667        57,610
                                                         -------      --------
Total liabilities and stockholders' equity...........    $86,984      $ 64,947
                                                         =======      ========

   The accompanying notes are an integral part of these financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                               ----------------------- -----------------------
                                  2000         1999       2000         1999
                               -----------  ---------- -----------  ----------
Revenues.....................  $    24,649  $   10,050 $    61,646  $   25,220
Cost of revenues.............       11,511       4,742      28,714      12,115
                               -----------  ---------- -----------  ----------
  Gross profit...............       13,138       5,308      32,932      13,105
                               -----------  ---------- -----------  ----------
Operating Expenses:
  Research and development...        2,384       1,499       6,090       3,596
  Selling, general and
   administrative............        3,755       2,224      10,046       5,761
  Amortization...............           85          66         254         197
                               -----------  ---------- -----------  ----------
    Total operating
     expenses................        6,224       3,789      16,390       9,554
                               -----------  ---------- -----------  ----------
Operating income.............        6,914       1,519      16,542       3,551
Interest expense/(income) and
 other, net..................         (578)      1,141      (1,622)      3,260
                               -----------  ---------- -----------  ----------
Income before income taxes...        7,492         378      18,164         291
Provision for income taxes...        1,189          28         434         121
                               -----------  ---------- -----------  ----------
Net income...................        6,303         350      17,730         170
Preferred stock dividends....          --          154         --          423
                               -----------  ---------- -----------  ----------
Net income/(loss) available
 to common shareholders......  $     6,303  $      196 $    17,730  $     (253)
                               ===========  ========== ===========  ==========
Net income/(loss) per share:
  Basic......................  $      0.43  $     0.03 $      1.20  $    (0.04)
  Diluted....................  $      0.40  $     0.02 $      1.12  $    (0.04)
Weighted average shares
 outstanding:
  Basic......................   14,801,773   7,103,365  14,744,316   6,880,504
  Diluted....................   15,797,230   9,149,067  15,817,643   6,880,504


   The accompanying notes are an integral part of these financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                               Nine Months
                                                                  Ended
                                                              September 30,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
Cash flow from operating activities:
  Net income (loss)......................................... $ 17,730  $   170
  Adjustment to reconcile net income (loss) to net cash used in operating activities
    Amortization............................................      254      216
    Depreciation............................................      479      417
    Provision for doubtful accounts.........................      102      --
    Deferred income taxes...................................   (3,685)     --
    Decrease (increase) in assets:
      Accounts receivable...................................  (14,078)  (3,568)
      Inventories...........................................   (8,614)    (306)
      Prepaid expenses and other............................       26     (380)
    Increase (decrease) in liabilities:
      Accounts payable......................................    2,564      342
      Accrued liabilities...................................      774      341
      Other liabilities.....................................      635    1,486
                                                             --------  -------
        Net cash used in operating activities...............   (3,813)  (1,282)
                                                             --------  -------
Cash flows from investing activities:
  Purchase of property, plant and equipment.................     (611)    (625)
  Proceeds from disposal of property, plant and equipment...       16       35
                                                             --------  -------
        Net cash used in investing activities...............     (595)    (590)
                                                             --------  -------
Cash flows from financing activities:
  Principal borrowings on long-term debt....................      --     2,345
  Principal payments on long-term debt......................      --    (1,875)
  Net borrowing under lines of credit.......................      --     1,000
  Capital contribution......................................      --       --
  Exercises of employee stock options and employee stock
   purchase plan............................................      347      248
                                                             --------  -------
        Net cash provided by financing activities...........      347    1,718
                                                             --------  -------
Effect of exchange rate changes on cash.....................       18        8
                                                             --------  -------
Net decrease in cash and cash equivalents...................   (4,043)    (146)
Cash and cash equivalents at beginning of period............   35,076      431
                                                             --------  -------
Cash and cash equivalents at end of period.................. $ 31,033  $   285
                                                             ========  =======

   The accompanying notes are an integral part of these financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       (In Thousands, Except Share Data)


NOTE 1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared by Rudolph Technologies, Inc. and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ materially from those amounts. The results for the three and nine month period ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year. This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. Accounts Receivable

   Accounts receivable are net of the allowance for doubtful accounts of $402 and $300 as of September 30, 2000 and December 31, 1999, respectively.

NOTE 3. Inventories

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
   Materials.........................................    $10,429      $ 4,729
   Work-in-process...................................      8,215        4,937
   Finished goods....................................      1,374        1,737
                                                         -------      -------
     Total Inventories...............................    $20,018      $11,403
                                                         =======      =======

NOTE 4. Property, Plant & Equipment

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
   Land and building.................................    $ 1,625      $ 1,613
   Machinery and equipment...........................        871          865
   Furnitures and fixtures...........................        423          269
   Computer equipment................................      1,357          964
   Leasehold improvements............................        835          811
                                                         -------      -------
                                                           5,111        4,522
   Accumulated Depreciation..........................     (1,874)      (1,416)
                                                         -------      -------
   Net property, plant and equipment.................    $ 3,237      $ 3,106
                                                         =======      =======

NOTE 5. Comprehensive Income

   The disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" (SFAS 130) have been included below. The difference between net income and comprehensive income for the Company is due to currency translation adjustments. The effects of income taxes on comprehensive income was not material.

                           RUDOLPH TECHNOLOGIES, INC.

                       (In Thousands, Except Share Data)


   For the three and nine months ended September 30, 2000 comprehensive income amounted to $6,281 and $17,710, respectively. Comprehensive income for the three and nine months ended September 30, 1999 was $313 and $40, respectively.

NOTE 6. Income (Loss) Per Share

   Basic income (loss) per share, is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options for the three and nine months ended September 30, 2000 and stock options and stock warrants for the three and nine months ended September 30, 1999.

   During the three and nine months ended September 30, 2000 and the three months ended September 30, 1999, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options. The weighted average number of stock options excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2000 and the three months ended September 30, 1999 were 139,367, 57,537 and 693,951, respectively. Stock options to purchase 693,951 shares of common stock and warrants to purchase 2,072,703 shares of common stock which were outstanding during the nine month period ended September 30, 1999 were excluded from the computation of diluted loss per share due to the anti-dilutive nature of these options and warrants.

   The Company's basic and diluted net income (loss) per share amounts are as follows:

                                   Three months ended     Nine months ended
                                     September 30,          September 30,
                                 ---------------------- ----------------------
                                    2000        1999       2000        1999
                                 ----------- ---------- ----------- ----------
Numerator:
  Net income/(loss) available to
   common shareholders.......... $     6,303 $      196 $    17,730 $     (253)
                                 =========== ========== =========== ==========
Denominator:
  Basic net income/(loss) per
   share--weighted average
   shares outstanding...........  14,801,773  7,103,365  14,744,316  6,880,504
  Effect of potential dilutive
   securities:
    Employee stock options--
     dilutive shares............     995,457        --    1,073,327        --
    Stock warrants..............         --   2,045,702         --         --
                                 ----------- ---------- ----------- ----------
  Diluted net income/(loss) per
   share--weighted average
   shares outstanding...........  15,797,230  9,149,067  15,817,643  6,880,504
                                 =========== ========== =========== ==========
Net income/(loss) per share:
  Basic......................... $      0.43 $     0.03 $      1.20 $    (0.04)
  Diluted....................... $      0.40 $     0.02 $      1.12 $    (0.04)

NOTE 7. Contingencies

   The Company is presently involved in a patent interference proceeding with Therma-Wave, Inc. in the United States Patent Office. In this proceeding, the Company is defending its patent rights with respect to some of the multiple angle, multiple wavelength ellipsometry technology it uses in its transparent thin film

                           RUDOLPH TECHNOLOGIES, INC.

                       (In Thousands, Except Share Data)

measurement systems. Therma-Wave requested that the proceeding be initiated in 1993 by filing a reissue application for one of its own patents, in which it sought to broaden the original issued claims. The proceeding was initiated by the Patent Office in June 1998.

   Preliminary motions and statements have been filed. In November 1999 the patent office denied the Company's request to dismiss the proceedings. If the Company loses the interference, a reissue patent will be granted to Therma-Wave permitting Therma-Wave to assert patent rights against the ellipsometers the Company uses in its transparent thin film measurement systems. In that event, the Company could assert a defense of intervening rights against Therma-Wave's reissued patent since the Company relied on the restricted claims of Therma-Wave's original patent. If the intervening rights defense and other defenses fail, the Company would either have to pay future royalties to Therma-Wave or redesign its SpectraLASER and other transparent thin film measurement systems. Management is unable to estimate the ultimate resolution of this matter. However, should the Company be required to pay royalties or redesign its products, it could have a material adverse effect on the Company's business, financial condition and results of operations.

   In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. Other than the Therma-Wave, Inc. patent interference proceeding discussed above, we are not involved in any material legal proceedings.

NOTE 8. Income Taxes

   The Company accounts for income taxes using the asset and liability approach for deferred taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Based on our recent increase in revenues combined with industry and internal forecasts, the Company expects future taxable income will be sufficient for the realization of the deferred tax assets and therefore, reversed the partial valuation allowance that was established in prior years.

   A portion of the valuation allowance at December 31, 1999 was reversed and recorded as a benefit, thereby reducing the provision for income taxes in the amount of $1,664 and $6,464 for the three and nine months ended September 30, 2000, respectively.

NOTE 9. Geographic Reporting and Customer Concentration:

   Revenue by geographic region:

                                                 Three Months      Nine Months
                                                Ended September  Ended September
                                                      30,              30,
                                                ---------------  ---------------
                                                 2000    1999     2000    1999
                                                ------- -------  ------- -------
United States.................................. $ 9,633 $ 7,046  $27,048 $13,435
Asia...........................................  12,066   2,005   23,339   5,730
Europe.........................................   2,948   1,008    9,251   4,277
Other..........................................       2      (9)   2,008   1,778
                                                ------- -------  ------- -------
    Total...................................... $24,649 $10,050  $61,646 $25,220
                                                ======= =======  ======= =======

                           RUDOLPH TECHNOLOGIES, INC.

                       (In Thousands, Except Share Data)


   Customers comprising 10% or more of revenue:

                                                                  Nine Months
                                                                     Ended
                                                                 September 30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
      A.........................................................   22.9%   34.2%
      B.........................................................   21.8%    7.4%

NOTE 10. Recent Accounting Pronouncements

   During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). Based on the Company's current operations, management has concluded that SFAS 133 will have no impact on the Company's operations or financial position.

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company is assessing whether any of these interpretations of generally accepted accounting principles will cause the Company to report a change in accounting principle. While management believes that its revenue recognition policies conform with the generally accepted accounting principles that have been used consistently in practice in the capital equipment industry, certain issues raised in SAB 101, including delivery and performance revenue recognition criteria, could be interpreted to cause a change in accounting principle by the Company and many other companies in the capital equipment industry. At this time, the effect of SAB 101 on the Company's operating results in any period cannot be fully determined; however, such a change could result in a substantial deferral of revenue and therefore have a material effect on the Company's financial position and results of operations.

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

   The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward looking statements for a number of factors, risks and uncertainties, including the risk factors set forth in this current report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 1999.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2000 and 1999

   Revenues. Our revenues are derived from the sale of our metrology systems, services and spare parts. Our revenues were $24.6 million and $61.6 million for the three and nine month periods ended September 30, 2000, compared to $10.1 million and $25.2 million for the same periods of the prior year, representing an increase of 145% and 144% for the respective periods. This change was primarily due to increases in unit volume shipments to existing customers and expanded sales of new products.

   Cost of Revenues and Gross Profit. Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure. Our gross profit was $13.1 million and $32.9 million for the three and nine month periods ended September 30, 2000, compared to $5.3 million and $13.1 million for the same periods in the prior year. Our gross profit represented 53% for both the three and nine month periods ended September 30, 2000, compared to 53% and 52% for the same periods in the prior year. Gross profit margins from 1999 to 2000 have remained relatively flat. The increase in gross profit dollars was the result of higher unit sales.

   Research and Development. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, prototype equipment expenses and the cost of related supplies. Our research and development expenses were $2.4 million and $6.1 million for the three and nine month periods ended September 30, 2000, compared to $1.5 million and $3.6 million for the same periods in the prior year. As a percentage of revenue, research and development expense represented 10% for both the three and nine month periods ended September 30, 2000, compared to 15% and 14% for the same periods of the prior year. The dollar increase in research and development expenses resulted from higher personnel related and parts cost associated with new product development and facilities expansion. The decrease in research and development expense as a percentage of revenues resulted from higher revenues in the three and nine month periods ended September 30, 2000.

   Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general and administrative personnel, as well as commissions, royalties for licensed technology and other non-personnel related expenses. Our selling, general and administrative expense was $3.8 million and $10.0 million for the three and nine month periods ended September 30, 2000, compared to $2.2 million and $5.8 million for the same periods of the prior year. Selling, general and administrative expense represented 15% and 16% of revenues for the three and nine month periods ended September 30, 2000, compared to 22% and 23% for the same periods of the prior year. The dollar increase in selling, general and administrative expense is due primarily to increased commissions, royalties on licensed technology, costs associated with our direct sales force in Europe, which was established in the third quarter of 1999, and higher compensation expense related to corporate incentive plans. The decrease in selling, general and administrative expense as a percentage of revenues resulted from higher revenues in the three and nine month periods ended September 30, 2000.

   Amortization. Amortization expense is related to the core technology and goodwill we acquired from our predecessor company in 1996. Amortization expense was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2000, compared to $0.1 million and $0.2 million for the same periods in the prior year.

   Interest and other expense/(income), net. Interest and other income, net was $0.6 million and $1.6 million for the three and nine month periods ended September 30, 2000, compared to interest and other expense, net of $1.1 million and $3.3 million for the same periods in the prior year. Interest income earned by us during 2000 was the result of investing the net proceeds from our initial public offering not immediately needed to support our operations. In November 1999, we retired all of our outstanding debt with a portion of the proceeds of our initial public offering, thereby reducing interest expense during 2000.

   Income Taxes. We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". For the three and nine month periods ended September 30, 2000, we recorded tax benefits of $1.7 million and $6.5 million, respectively in connection with the reversal of the deferred tax valuation allowance. Excluding the impact of the valuation allowance reversal, we anticipate our effective tax rate for the year to be approximately 38%. The provision for income taxes of $0.1 million in the nine months ended September 30, 1999 is primarily the result of state tax obligations resulting from the acquisition of our predecessor company in 1996 that could not be applied against tax net operating losses.

   Preferred Stock Dividends. We accrued cumulative dividends on our 8% preferred stock of $0.2 and $0.4 million for the three and nine month periods ended September 30, 1999. In November 1999, we retired all of our outstanding preferred stock with a portion of the proceeds of our initial public offering and paid all accrued dividends.

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

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101--Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. The Company is assessing whether any of these interpretations of generally accepted accounting principles will cause the Company to report a change in accounting principle. While management believes that its revenue recognition policies conform with the generally accepted accounting principles that have been used consistently in practice in the capital equipment industry, certain issues raised in SAB 101, including delivery and performance revenue recognition criteria, could be interpreted to cause a change in accounting principle by the Company and many other companies in the capital equipment industry. At this time, the effect of SAB 101 on the Company's operating results in any period cannot be fully determined; however, such a change could result in a substantial deferral of revenue and therefore have a material effect on the Company's financial position and results of operations.

Liquidity and Capital Resources

   At September 30, 2000, we had $31.0 million of cash and cash equivalents and $64.3 million in working capital. At December 31, 1999 we had $35.1 million of cash and cash equivalents and $49.2 million in working capital.

   Net cash of $3.8 million was used in operating activities during the nine-month period ended September 30, 2000 compared to $1.3 million used in operating activities during the nine-month period ended September 30, 1999. The net cash used in operating activities during the nine-month period ended September 30, 2000 was primarily a result of having to fund an increase in accounts receivable of $14.1 million and an increase in inventories of $8.6 million, which more than offset net income of $17.7 million. The net cash used in operating activities during the nine-month period ended September 30, 1999 was primarily the result of having to fund an increase in accounts receivable of $3.6 million, partially offset by an increase in other liabilities of $1.5 million. Net cash used in investing activities includes capital expenditures of $0.6 million during the nine-month period ended September 30, 2000 primarily for the purchase and installation of enterprise requirements planning software and related computer equipment necessary for our operations. Net cash used in investing activities during the nine-month period ended September 30, 1999 of $0.6 million was primarily for leasehold improvements of our manufacturing facility. Net cash provided by financing activities during the nine-month period ended September 30, 2000 was due to the exercise of employee stock options and employee stock purchase plan.

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

Factors that May Affect Future Results

 Our operating results have in the past varied and probably will in the future continue to vary significantly from quarter to quarter, causing volatility in our stock price

   Our quarterly operating results have varied significantly in the past and may continue to do so in the future, which could cause our stock price to decline. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include: changes in customer demand for our systems, which is influenced by economic conditions in the semiconductor device industry, demand for products that use semiconductors, market acceptance of our systems and those of our customers and changes in our product offerings; seasonal variations in customer demand, including the tendency of European sales to slow significantly in the third quarter of each year; the timing, cancellation or delay of customer orders and shipments; product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements; and the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels.

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

 Our revenue may vary significantly each quarter due to relatively small fluctuations in our unit sales

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

 Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline

   Variations in the length of our sales cycles could cause our revenue, and thus our business, financial condition and operating results, to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate our film metrology systems and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems in the semiconductor fabrication process. The length of time it takes for us to make a sale depends upon many factors, including: the efforts of our sales force and our independent sales representatives and distributors; the complexity of the customer's fabrication processes; the internal technical capabilities and sophistication of the customer; the customer's budgetary constraints; and the quality and sophistication of the customer's current metrology equipment.

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

 Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so

   Our operating results will be subject to significant variation due to the cyclical nature of the semiconductor device industry. Downturns in the semiconductor industry will likely lead to proportionately greater downturns in our revenues. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor device industry is cyclical and has historically experienced periodic downturns, which have often resulted in substantial decreases in the semiconductor device industry's demand for capital equipment, including its thin film metrology equipment. There is typically a six to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers. In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues. Any future downturn in the semiconductor device industry will seriously harm our business, financial condition and results of operations.

 If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry we will lose market share to our competitors

   We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. To be competitive in our demanding market, we must continually design, develop and introduce in a timely manner new film metrology systems that meet the performance and price demands of semiconductor device manufacturers. We must also continue to refine our current systems so that they remain competitive. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share.

 Even if we are able to successfully develop new products, if these products do not gain general market acceptance we will not be able to generate revenues and recover our research and development costs

   Metrology product development is inherently risky because it is difficult to foresee developments in semiconductor device manufacturing technology, coordinate technical personnel and identify and eliminate metrology system design flaws. We recently developed our MatrixMetrology systems, which are thin film metrology systems specifically designed for use in the CMP, etch, diffusion and other portions of the semiconductor device manufacturing process where we do not currently have significant market share. Any new systems introduced by us may not achieve a significant degree of market acceptance or, once accepted, may fail to sell well for any significant period.

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

 Even if we are able to develop new products that gain market acceptance, sales of new products could impair our ability to sell existing product lines

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

 Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

   Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline. There are only a limited number of mostly large companies operating in the highly concentrated, capital intensive semiconductor device manufacturing industry. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

 Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

   Countries in the Asia Pacific region, including Japan, Korea and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past. These weaknesses adversely affected our sales to semiconductor device and capital equipment manufacturers located in these regions in the fourth quarter of 1997, and continued to adversely affect our sales in 1998 and the first half of 1999. Although we have since received an increased level of orders from customers in the Asia Pacific region, we expect that turbulence in the Asian markets could adversely affect our sales in future periods.

 Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

   We anticipate that international sales will continue to account for a significant portion of our revenue for at least the next five years. Due to the significant level of our international sales, we are subject to material risks which include:

  -- Unexpected changes in regulatory requirements, including tariffs and other market barriers. The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargos, excise taxes or other restrictions imposed by their governments on trade with United States companies such as ourselves. Any such restrictions could lead to a reduction in our sales to customers in these countries.

  -- Political and economic instability. There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea. In addition, several Asian countries, particularly Japan, have recently experienced significant economic instability. An outbreak of hostilities or other political upheaval in Taiwan or South Korea, or an economic downturn in Japan, would likely harm the operations of our customers in these countries, causing our sales to suffer. The effect of such events on our revenues could be material because we derive substantial revenues from sales to semiconductor device foundries in Taiwan such as TSMC and UMC, from memory chip manufacturers in South Korea such as Hyundai and Samsung, and from semiconductor device manufacturers in Japan such as NEC and Toshiba.

  -- Difficulties in staffing and managing foreign branch operations. During periods of tension between the governments of the United States and other countries, it is often difficult for United States companies such as ourselves to staff and manage operations in such countries. We have only recently established a direct sales force in Europe, and we are continuing to build our sales infrastructure in that region. Because our European sales operations are new and our sales employees in Europe have only recently begun working for us, these operations could be particularly susceptible to any periods of tension that may arise between the United States and any European country in which we operate.

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

 We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage

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

 Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important intellectual property rights by us

   Our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our products or systems infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may lead to protracted and costly litigation which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party's proprietary rights. We may not be able to enter into such a license or such license may not be available on commercially reasonable terms. The loss of important intellectual property rights could therefore prevent our ability to sell our systems, or make the sale of such systems more expensive for us.

 Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, has in the past resulted and may in the future result in costly and time-consuming litigation

   We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party's patent or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties.

 We manufacture all of our systems at a single facility, and any prolonged disruption in the operations of that facility could have a material adverse effect on our revenue

   We produce all of our systems in our manufacturing facility located in Ledgewood, New Jersey. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot timely deliver our systems, our revenue could be adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

 Interest Rate Risk

   Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and by policy, are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of September 30, 2000, our investments consisted primarily of commercial paper that matures in less than three months.

 Foreign Currency Risk

   We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in U.S. dollars. We have branch operations in Taiwan and Korea, which are subject to currency fluctuations. These foreign branches are limited in their operations and level of investment so that the risk of currency fluctuations is not expected to be material.

                           PART II. OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

   (a) Exhibits

     10.12 Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin

     10.13 Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Robert M. Loiterman

     10.14 Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Steven R. Roth

     27    Financial Data Schedule

   (b) Reports on Form 8-K

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                          Rudolph Technologies, Inc.

Date: November 3, 2000
                                                  /s/ Paul F. McLaughlin
                                          By: _________________________________
                                                     Paul F. McLaughlin
                                                Chairman and Chief Executive
                                                           Officer

Date: November 3, 2000
                                                    /s/ Steven R. Roth
                                          By: _________________________________
                                                       Steven R. Roth
                                              Vice President, Chief Financial
                                                           Officer