Form 10-K
period 2000-12-31
RUDOLPH TECHNOLOGIES INC
filed 2001-02-15
CIK 1094392

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2000

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock on December 29, 2000 of $30.19 per share was approximately $187,213,624. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The registrant had 14,871,885 shares of Common Stock outstanding as of December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item No.                                                                  Page
 --------                                                                  ----
 PART I
  1.   Business.........................................................     1
  2.   Properties.......................................................    18
  3.   Legal Proceedings................................................    18
  4.   Submission of Matters to a Vote of Security Holders..............    19

 PART II
  5.   Market Price for Registrant's Common Equity and Related
       Stockholder Matters..............................................    20
  6.   Selected Financial Data..........................................    20
  7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................    22
  7.A. Quantitative and Qualitative Disclosures about Market Risk.......    27
  8.   Financial Statements and Supplementary Data......................    27
  9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosures............................................    27

 PART III
 10.   Directors, Executive Officers and Key Employees of the
       Registrant.......................................................    28
 11.   Executive Compensation...........................................    30
 12.   Security Ownership of Certain Beneficial Owners and Management...    33
 13.   Certain Relationships and Related Transactions...................    36

 PART IV
 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..    37

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

Item 1. Business

General

  We are a worldwide leader in the design, development, manufacture and support of process control metrology systems used in semiconductor device manufacturing. Our proprietary systems non-destructively measure the thickness and other properties of thin films applied during various steps in the manufacture of integrated circuits, enabling semiconductor device manufacturers to increase yields and lower overall production costs. We provide our customers with a flexible full-fab metrology solution by offering families of systems that meet their transparent and opaque thin film measurement needs in various applications across the fabrication process. Our two primary families of metrology solutions offer leading-edge metrology technology, flexible systems cost-effectively designed for specific manufacturing applications and a common production-worthy automation platform, all backed by worldwide support.

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

  Using state-of-the-art deep ultraviolet reflectometers along with our proprietary ellipsometry tools, our SpectraLASER systems have the ability to simultaneously measure the thickness and optical properties of films ranging in thickness from 20 Angstroms to several microns. Our MatrixMetrology systems also incorporates next-generation reflectometry technology to enhance their metrology performance in a broad range of semiconductor device manufacturing applications.

Products

  Our thin film measurement systems are non-contact, non-destructive metrology systems capable of measuring thin film properties across the wafer with a high degree of precision and repeatability. Our thin film measurement solutions consist of five product families, three of which are built on our Vanguard automation platform. In 1977 we introduced the industry's first production-oriented, microprocessor-based ellipsometer, the AutoEL. As semiconductor device manufacturing technology continued to advance rapidly, we developed our second product family, the FOCUS ellipsometer. More recently, we introduced two additional product families, the SpectraLASER family of transparent thin film measurement systems and the MetaPULSE family of systems for measuring metal and other opaque films. At the Semicon Taiwan industry conference in September 1999, we introduced our new line of MatrixMetrology systems optimized for the CMP, diffusion and etch processes. All of our SpectraLASER, MetaPULSE and MatrixMetrology systems will be produced on our common Vanguard automation platform. Finally, at the Semicon West industry conference in July 2000, we introduced two new integrated metrology tools for opaque and transparent films. Our i-MP and i-SL tools extend our proprietary technologies to real time integrated process monitoring across the fab. We have not begun commercial shipments of our i-MP and i-SL systems.

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
 SpectraLASER 200(four
  models)                             CMP, Diffusion, CVD, PVD,
                                      Lithography, Etch
 SpectraLASER 300(four
  models)                             CMP, Diffusion, CVD, PVD,
                                      Lithography, Etch
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
 AutoEL III Ellipsometer              Diffusion, Thin Films
 AutoEL IV Ellipsometer               Diffusion, Thin Films

 MetaPULSE

  Our MetaPULSE product family uses non-destructive optical acoustic technology to simultaneously measure up to six layers of metal or other opaque thin films with a broad range of thicknesses. Because it requires only a ten micron measurement spot, MetaPULSE is able to deliver reliable measurement on existing test spots on product wafers, reducing the cost associated with using test wafers. MetaPULSE systems can also detect many problems and film properties that remain invisible to traditional single-layer metrology systems. To date, we have sold or received orders for over 100 MetaPULSE systems worldwide, including many that have been deployed in copper interconnect production applications.

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

  MatrixMetrology S200 CMP. Our MatrixMetrology S200 CMP system, designed for use in the CMP phase of the semiconductor device manufacturing process, offers a high throughput 120 wafer-per-hour visible reflectometer and a 110 wafer-per-hour long life helium neon gas laser ellipsometer.

  MatrixMetrology S200 Etch. Our MatrixMetrology S200 Etch system, designed for use in the etch phase of the semiconductor device manufacturing process, has all of the features of the S200 CMP product, and also provides customers with a 780 nanometer ellipsometer.

  MatrixMetrology S200 Diffusion. Our MatrixMetrology S200 Diffusion system, designed for use in the diffusion phase of the semiconductor device manufacturing process, has all of the features of our S200 Etch and S200 CMP systems, along with a 458 nanometer ellipsometer and a deep ultraviolet 190-470 nanometer reflectometer.

  MatrixMetrology S300 CMP, Etch and Diffusion. Our MatrixMetrology S300 CMP, Etch and Diffusion systems incorporate all of the features of our MatrixMetrology S200 CMP, Etch and Diffusion systems and are configured to measure 300 millimeter product wafers.

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

  We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 1998, 1999 and 2000 sales to customers that individually represented at least five percent of our revenues accounted for 43.2%, 49.3% and 27.8% of our revenues. In 2000, sales to Intel accounted for 19.4% of our revenues and no other individual customer accounted for more than 10% of our revenues. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

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

  The core competencies of our research and development team include metrology systems for high volume manufacturing, ellipsometry, ultra-fast optics, picosecond acoustic and optical design, advanced metrology application development and algorithm development. We have been granted or hold exclusive licenses to sixteen U.S. and foreign patents covering technology in the transparent thin film measurement, altered material characterization and picosecond ultrasonic areas. We also have several pending regular and provisional applications in the U.S. and in other countries.

  To leverage our internal research and development capabilities, we maintain close relationships with leading research institutions in the metrology field including Brown University. Our five year partnership with Brown University has resulted in the development of the optical acoustic technology underlying our MetaPULSE product line. We have been granted exclusive licenses from Brown University Research Foundation, subject to rights returned by Brown and the United States government for their own non-commercial uses for several patents relating to this technology.

  Our research and development expenditures in 1998, 1999 and 2000 were $5.1 million, $5.0 million and $9.0 million, respectively. We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods*.

Sales, Customer Service and Application Support

  We maintain an extensive network of direct sales, customer service and application support offices in several locations throughout the world. We maintain sales, service or applications offices in California, New Jersey, Texas, Germany, Holland, Ireland, Israel, Korea, Singapore and Taiwan. In addition, we make use of leading independent sales organizations in Japan, Singapore, China, Taiwan and Korea. We believe that these organizations significantly enhance our sales capabilities in the regions they serve without requiring a significant capital outlay from us.

  We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers' operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our new training facility in Mt. Arlington, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations.

Manufacturing

  Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facility in Ledgewood, New Jersey. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.*

  We rely on sole and limited source suppliers for certain parts and subassemblies. This reliance creates a potential inability to obtain an adequate supply of required components, and reduced control over pricing and time of delivery of components. An inability to obtain adequate supplies would require us to seek alternative sources of supply or might require us to redesign our systems to accommodate different components or subassemblies. However, if we were forced to seek alternative sources of supply, manufacture such components or subassemblies internally, or redesign our products, this could prevent us from shipping our products to our customers on a timely basis, which could have a material adverse effect on our operations.

Intellectual Property

  We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. We have been granted or hold exclusive licenses to 16 U.S. and foreign patents. The patents we own or exclusively license have expiration dates ranging from 2005 to 2017. We also have 23 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of the transparent thin film measurement and altered material characterization.

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

Backlog

  We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2000 we had a backlog of approximately $48.5 million compared with a backlog of approximately $16.3 million at December 31, 1999.

Employees

  As of December 31, 2000, we had 289 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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

Risk Factors

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so

  Our operating results will be subject to significant variation due to the cyclical nature of the semiconductor device industry. The semiconductor device industry has experienced downturns which have seriously harmed our past operating results. Recurrence of downturns in the semiconductor industry will likely lead to proportionately greater downturns in our revenues. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The semiconductor device industry is cyclical and has historically experienced periodic downturns, which have often resulted in substantial decreases in the semiconductor device industry's demand for capital equipment, including its thin film metrology equipment. There is typically a six to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers. In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues. The semiconductor device industry experienced downturns in 1998 and 1996, during which industry revenues declined by an estimated 8.4% and 8.6% as reported by World Semiconductor Trade Statistics, Inc. Our revenues decreased from $35.3 million in 1997 to $20.1 million in 1998. Any future downturn in the semiconductor device industry, or any failure of that industry to continue capital expenditures, will seriously harm our business, financial condition and results of operations.

We obtain some of the components and subassemblies included in our systems from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues

  Coherent, Inc. is our sole supplier of the lasers we use in some of our systems, and we also obtain some of the other components and subassemblies included in our systems from a single supplier or a limited group of suppliers. We do not have long-term contracts with many of our suppliers. Our dependence on sole source suppliers of components exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales. From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers. The lead time required for shipments of some of our components can be as long as four months. In addition, the lead time required to qualify new suppliers for lasers could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies included in our systems could seriously harm our results of operations.

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

  . changes in customer demand for our systems, which is influenced by economic conditions in the semiconductor device industry, demand for products that use semiconductors, market acceptance of our systems and those of our customers and changes in our product offerings;

  . seasonal variations in customer demand, including the tendency of European sales to slow significantly in the third quarter of each year;

  .  the timing, cancellation or delay of customer orders and shipments;

  . product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements; and

  . the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels.

  For example, prior to the second quarter of 1999, we had not reported net income since our predecessor company was acquired by our management and a group of investors in June 1996. We reported a net loss available to common stockholders for the first quarter of 1999 of $0.7 million and for 1998 of $14.6 million. If we suffer losses in the future and are not able to maintain profitability, our business will suffer and the price of our common stock will substantially decline.

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

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline

   Variations in the length of our sales cycles could cause our revenues, and thus our business, financial condition and operating results, to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate our film metrology systems and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems in the semiconductor fabrication process. The length of time it takes for us to make a sale depends upon many factors, including:

  . the efforts of our sales force and our independent sales representatives and distributors;

  .  the complexity of the customer's fabrication processes;

  .  the internal technical capabilities and sophistication of the customer;

  .  the customer's budgetary constraints; and

  . the quality and sophistication of the customer's current metrology equipment.

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

  If we do make a sale, our customers often purchase only one of our systems, and then evaluate its performance for a lengthy period before purchasing any more of our systems. The number of additional products a customer purchases, if any, depends on many factors, including a customer's capacity requirements. The period between a customer's initial purchase and any subsequent purchases can vary from six months to a year or longer, and variations in the length of this period could cause further fluctuations in our operating results and possibly in our stock price.

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.* If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline. In 1999 and 2000, sales to customers that individually represented at least five percent of our revenues accounted for 49.3% and 27.8% of our revenues. In 1999 and 2000, sales to Intel accounted for 31.2% and 19.4% of our revenues. Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry we will lose market share to our competitors

  We operate in an industry that is subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. To be competitive in our demanding market, we must continually design, develop and introduce in a timely manner new film metrology systems that meet the performance and price demands of semiconductor device manufacturers. We must also continue to refine our current systems so that they remain competitive. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in developing them. Any significant delay in releasing new systems could adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. Approximately 89% of our revenues in 2000 were derived from the sale of systems that we did not begin selling until the first quarter of 1997 or later.

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

Even if we are able to develop new products that gain market acceptance, sales of new products could impair our ability to sell existing product lines

  Competition from our new MatrixMetrology systems could have a negative effect on sales of our other transparent thin film metrology systems, including our SpectraLASER and FOCUS systems, and the prices we could charge for these systems. We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our new MatrixMetrology systems. This diversion of resources could have a further negative effect on sales of our current systems.

If our relationships with our large customers deteriorate, our product development activities could be jeopardized

  The success of our product development efforts depends on our ability to anticipate market trends and the price, performance and functionality requirements of semiconductor device manufacturers. In order to anticipate these trends and ensure that critical development projects proceed in a coordinated manner, we must continue to collaborate closely with our largest customers. Our relationships with these and other customers provide us with access to valuable information regarding trends in the semiconductor device industry, which enables us to better plan our product development activities. If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our long-term ability to produce commercially successful systems will be impaired.

Our ability to reduce costs is limited by our ongoing need to invest in research and development

  Our industry is characterized by the need for continual investment in research and development as well as customer service and support. As a result of our need to maintain our spending levels in these areas, our operating results could be materially harmed if our revenues fall below expectations. In addition, because of our emphasis on research and development and technological innovation, our operating costs may increase further in the future. We expect our level of research and development expenses to increase in absolute dollar terms for at least the next several years.*

We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage

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

  For example, we are presently involved in a patent interference proceeding with a competitor, Therma-Wave, Inc., in the United States Patent Office. In this proceeding, we are defending our patent rights with respect to some of the multiple angle, multiple wavelength ellipsometry technology we use in our transparent thin film measurement systems. Therma-Wave requested the proceeding be initiated in 1993 by filing a reissue application for one of its own patents, and the proceeding was initiated in June 1998. In November 1999, the patent office denied our request to dismiss the proceedings. If we lose the interference, a reissue patent will be granted to Therma-Wave permitting Therma-Wave to assert patent rights against the ellipsometers we use in our transparent thin film measurement systems. In that event, we would either have to pay future royalties to Therma-Wave or redesign our transparent thin film measurement systems. Either of these events could harm our business, financial condition and results of operations. See "Part I, Item 3--Legal Proceedings." In addition, in a letter dated February 10, 1998, Therma-Wave asked us to review our technology for possible infringement of several of Therma-Wave's patents. We denied any such infringement in a letter to Therma-Wave dated March 10, 1998. In a letter dated March 13, 1998, Therma-Wave requested further information regarding the basis for our belief that our technology did not infringe Therma-Wave's patents. There has been no further correspondence between us and Therma-Wave regarding Therma-Wave's patent inquiries. Although we do not believe that we are infringing any of Therma-Wave's patents, Therma-Wave could nevertheless initiate an infringement action against us, which would be costly and distracting regardless of its outcome.

  In a letter dated December 3, 1998, Axic, Inc. asked us to review our technology for possible infringement of one of Axic's patents. We denied any such infringement in a letter to Axic dated December 22, 1998. There has been no further correspondence between us and Axic regarding its patent infringement claims.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

  In 2000, 54.7% of our revenue was derived from sales in foreign countries, including certain countries in Asia such as Taiwan, Korea, Singapore and Japan. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.
S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

  The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA-Tencor, Philips Analytical Instruments and Therma-Wave. We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics and Sopra. Each of our product lines also competes with products that use different metrology techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products which could impair sales of our products. Moreover, there has been significant merger and acquisition activity among our competitors and potential competitors, particularly during the last downturn in the semiconductor device and semiconductor capital equipment industries. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment. While we believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers, our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

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

Because of the high cost of switching equipment vendors in our markets, it is sometimes difficult for us to win customers from our competitors even if our systems are superior to theirs

  We believe that once a semiconductor device manufacturer has selected one vendor's capital equipment for a production-line application, the manufacturer generally relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor's equipment, for the life of the application. Once a vendor's equipment has been installed in a production line application, a semiconductor device manufacturer must often make substantial technical modifications and may experience production-line downtime in order to switch to another vendor's equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer's expense of switching to our systems, it will be difficult for us to achieve significant sales to that customer once it has selected another vendor's capital equipment for an application.

We must attract and retain key personnel with knowledge of semiconductor device manufacturing and metrology equipment to help support our future growth, and competition for such personnel in our industry is high

  Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, who would be extremely difficult to replace, could harm our business and operating results. During downturns in our industry, we have often experienced significant employee attrition, and we may experience further attrition in the event of a future downturn. Although we have employment and noncompetition agreements with key members of our senior management team, including Messrs. McLaughlin, Loiterman and Roth, these individuals or other key employees may nevertheless leave our company. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

We manufacture all of our systems at a single facility, and any prolonged disruption in the operations of that facility could have a material adverse effect on our revenues

  We produce all of our systems in our manufacturing facility located in Ledgewood, New Jersey. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot timely deliver our systems, our revenues could be adversely affected.

We rely upon independent sales representatives and distributors for a significant portion of our sales, and a disruption in our relationships with these representatives or distributors could have a negative impact on our sales in Japan, China and Singapore

  Historically, a substantial portion of our sales have been made through independent sales representatives and distributors. We expect that sales through independent sales representatives and distributors will represent a material portion of our sales for the next several years.* In particular, all of our sales in Japan will continue to be made through an independent distributor for the next several years. For the year ended December 31, 2000, sales to Tokyo Electron Limited, our exclusive distributor in Japan, accounted for 21.9% of our revenues. In addition, all our sales in China will continue to be made through independent sales representatives. In some locations, including Japan, our independent sales representatives or distributors also provide field service to our customers. The activities of these representatives and distributors are not within our control. A reduction in the sales or service efforts or financial viability of any of our independent sales representatives and distributors, or a termination of our relationships with them, could harm our sales, our financial results and our ability to support our customers. Although we believe that we maintain good relations with our independent sales representatives and distributors, such relationships may nevertheless deteriorate in the future.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

  Our sales to customers in Asian markets represented approximately 28.3% and 39.5% of our revenues in 1999 and 2000. Countries in the Asia Pacific region, including Japan, Korea and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses over the last 24 months. These weaknesses began to adversely affect our sales to semiconductor device and capital equipment manufacturers located in these regions in the fourth quarter of 1997, and continued to adversely affect our sales in 1998 and the first half of 1999. We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

  International sales accounted for approximately 52.9% and 54.7% of our revenues in 1999 and 2000. We anticipate that international sales will continue to account for a significant portion of our revenue for at least the next five years.* Due to the significant level of our international sales, we are subject to material risks which include:

  . Unexpected changes in regulatory requirements including tariffs and other market barriers. The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargos, excise taxes or other restrictions imposed by their governments on trade with United States companies such as ourselves. Any such restrictions could lead to a reduction in our sales to customers in these countries.

  . Political and economic instability. There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea. In addition, several Asian countries, particularly Japan, have recently experienced significant economic instability. An outbreak of hostilities or other political upheaval in Taiwan or South Korea, or an economic downturn in Japan, would likely harm the operations of our customers in these countries, causing our sales to suffer. The effect of such events on our revenues could be material because we derive substantial revenues from sales to semiconductor device foundries in Taiwan such as TSMC and UMC, from memory chip manufacturers in South Korea such as Hyundai and Samsung, and from semiconductor device manufacturers in Japan such as NEC and Toshiba.

  . Difficulties in staffing and managing foreign branch operations. During periods of tension between the governments of the United States and other countries, it is often difficult for United States companies such as ourselves to staff and manage operations in such countries. We have only recently established a direct sales force in Europe, and we are continuing to build our sales infrastructure in that region. Because our European sales operations are new and our sales employees in Europe have only recently begun working for us, these operations could be particularly susceptible to any periods of tension that may arise between the United States and any European country in which we operate.

Since a substantial portion of our revenues are derived from sales in other countries yet are denominated in U.S. dollars, we could experience a significant decline in sales or experience collection problems in the event the dollar becomes more expensive relative to local currencies

  A substantial portion of our international sales are denominated in U.S. dollars. As a result, if the dollar rises in value in relation to foreign currencies, our systems will become more expensive to customers outside the United States and less competitive with systems produced by competitors outside the United States. Such conditions could negatively impact our international sales. Foreign sales also expose us to collection risk in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. dollars.

If we choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner

  Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we may choose to acquire new and complementary businesses, products, or technologies instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any business, product or technology we acquire could be expensive and time-consuming, could disrupt our ongoing business and could distract our management. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders. If we are unable to integrate any acquired entities, products or technologies effectively, our business, financial condition and operating results will suffer. In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease

  Our systems are complex and sometimes have contained errors, defects and bugs when introduced. If we deliver systems with errors, defects or bugs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our systems. Our product liability policy currently provides only $2.0 million of coverage per claim with an overall umbrella limit of $4.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

individually or together, could cause us to take actions that we would not consider absent their influence, or could delay, deter or prevent a change of control of our company or other business combination that might otherwise be beneficial to our public stockholders.

Provisions of our charter documents and Delaware law could discourage potential acquisition proposals and could delay, deter or prevent a change in control of our company

  Provisions of our certificate of incorporation and bylaws may inhibit changes in control of our company not approved by our board of directors. These provisions also limit the circumstances in which a premium can be paid for the common stock, and in which a proxy contest for control of our board may be initiated.

  These provisions provide for:

  .  a prohibition on stockholder actions through written consent;

  . a requirement that special meetings of stockholders be called only by our chief executive officer or board of directors;

  . advance notice requirements for stockholder proposals and director nominations by stockholders;

  . limitations on the ability of stockholders to amend, alter or repeal our by-laws; and

  . the authority of our board to issue, without stockholder approval, preferred stock with such terms as the board may determine.

  We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

Item 2. Properties

  We own our 20,000 square foot executive office building in Flanders, New Jersey, and we lease our 31,000 square foot manufacturing facility in Ledgewood, New Jersey pursuant to a lease agreement that expires in 2009. In February 2000, we leased a 15,000 square foot engineering facility in Mt. Arlington, New Jersey pursuant to a lease agreement that expires in 2003. In September 2000, we leased an additional 8,000 square feet at our Mt. Arlington, New Jersey location to accommodate our customer support and service departments, as well as our new technical training center. We also lease space for our sales, service and applications offices in California, Texas, Korea, Taiwan and various other locations throughout the world. We believe that our existing facilities and capital equipment are adequate to meet our current requirements, and that suitable additional or substitute space is available on commercially reasonable terms if needed.

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

  None

                                    PART ll

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  Our common stock is traded on the Nasdaq National Market under the symbol "RTEC." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

                                                                Price Range of
                                                                 Common Stock
                                                                ---------------
                                                                 High     Low
                                                                ------- -------
     1999
       Fourth Quarter (beginning November 12, 1999)............ $ 36.75 $ 16.00
     2000
       First Quarter........................................... $ 59.44 $ 27.06
       Second Quarter.......................................... $ 45.00 $ 22.00
       Third Quarter........................................... $ 48.00 $ 24.00
       Fourth Quarter.......................................... $ 44.00 $ 22.38

  As of February 7, 2001, there were approximately 77 stockholders of record of our common stock.

  We have never declared or paid a cash dividend on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for the development of our business. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data

  The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The balance sheet data as of December 31, 1999 and 2000 and the statement of operations data for the years ended December 31, 1998, 1999 and 2000 set forth below were derived from audited consolidated financial statements included elsewhere in this Form 10-
K. The selected financial data as of December 31, 1996, 1997 and 1998, and for the periods from January 1, 1996 to June 13, 1996, June 14, 1996 to December 31, 1996 and for the year ended December 31, 1997 were derived from audited financial statements not included herein.

  The table below sets forth our selected financial data as well as that of our predecessor company. Our results of operations and those of our predecessor company are not directly comparable because we revalued the assets and liabilities of our predecessor company in connection with its acquisition pursuant to the provisions of APB No. 16, and because our results of operations for the period from June 14, 1996 to December 31, 1996 include various non-recurring expenses for acquired in-process research and development and the write-down of intangibles. The financial information of our predecessor company excludes the effects of purchase accounting adjustments, including increased interest expense and amortization. In addition, because our predecessor company was taxed as an S-corporation and we are taxed as a C-corporation, the effective tax rate reflected in our historical results of operations is significantly higher than the tax rate reflected in the historical results of operations of our predecessor company. Further, we changed our business strategy immediately after the acquisition. Finally, we adopted a new revenue recognition method effective January 1, 2000.

                          Predecessor
                            Company                    Rudolph Technologies
                          ----------- -----------------------------------------------------------
                          Period from Period from
                           January 1   June 14 to
                          to June 13, December 31,          Year Ended December 31,
                          ----------- ------------ ----------------------------------------------
                             1996         1996       1997       1998        1999          2000
                          ----------- ------------ ---------  ---------  ----------    ----------
                              (In          (In thousands, except share and per share data)
                          thousands)
Statement of Operations
Data:
Revenues................    $17,501    $  14,373   $  35,339  $  20,106  $   38,095    $   88,107
Cost of revenues (1)....      7,497        6,579      13,903     13,179      18,301        41,854
                            -------    ---------   ---------  ---------  ----------    ----------
Gross profit............     10,004        7,794      21,436      6,927      19,794        46,253
                            -------    ---------   ---------  ---------  ----------    ----------
Operating expenses:
 Research and
  development...........      1,817        2,345       5,750      5,096       5,003         9,022
 In-process research and
  development...........         --        3,821          --         --          --            --
 Selling, general and
  administrative........      4,144        4,340       9,475      7,077       9,588        14,463
 Write-down of purchased
  technology............         --        6,734          --         --          --            --
 Amortization...........         19        3,650       4,201      4,208         436           339
                            -------    ---------   ---------  ---------  ----------    ----------
Total operating
 expenses...............      5,980       20,890      19,426     16,381      15,027        23,824
                            -------    ---------   ---------  ---------  ----------    ----------
Operating income
 (loss).................      4,024      (13,096)      2,010     (9,454)      4,767        22,429
Interest expense
 (income)...............         55        2,013       3,717      4,210       3,701        (2,173)
Other income............        (26)        (156)        (92)      (199)        (21)           (1)
                            -------    ---------   ---------  ---------  ----------    ----------
Income (loss) before
 provision (benefit) for
 income taxes,
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............      3,995      (14,953)     (1,615)   (13,465)      1,087        24,603
Provision (benefit) for
 income taxes...........        143           --        (614)       613      (2,179)         (431)
                            -------    ---------   ---------  ---------  ----------    ----------
Income (loss) before
 extraordinary item and
 cumulative effect of a
 change in accounting
 principle..............      3,852      (14,953)     (1,001)   (14,078)      3,266        25,034
Extraordinary item (net
 of tax of $5) (2)......         --           --          --         --         427            --
Cumulative effect of a
 change in accounting
 principle (net of tax
 of $924)...............         --           --          --         --          --         1,458
                            -------    ---------   ---------  ---------  ----------    ----------
Net income (loss).......    $ 3,852      (14,953)     (1,001)   (14,078)      2,839        23,576
                            =======
Preferred stock
 dividends..............                     239         468        507         508            --
                                       ---------   ---------  ---------  ----------    ----------
Net income (loss)
 available to common
 stockholders...........               $ (15,192)  $  (1,469) $ (14,585) $    2,331    $   23,576
                                       =========   =========  =========  ==========    ==========
Net income (loss) per
 share available to
 common stockholders
 from continuing
 operations:
 Basic..................               $   (5.80)  $   (0.56) $   (3.24) $     0.35(3) $     1.69(4)
 Diluted................               $   (5.80)  $   (0.56) $   (3.24) $     0.26(3) $     1.58(4)
Weighted average common
 shares outstanding:
 Basic..................               2,617,373   2,617,373  4,503,396   7,880,622    14,773,295
 Diluted................               2,617,373   2,617,373  4,503,396  10,431,477    15,805,188
                                                           December 31,
                                      -----------------------------------------------------------
                                          1996       1997       1998        1999          2000
                                      ------------ ---------  ---------  ----------    ----------
Balance Sheet Data:
Cash and cash
 equivalents............               $   1,578   $     189  $     431  $   35,076    $   29,736
Working capital
 (deficit)..............                   4,262       3,134     (1,052)     49,217        70,187
Total assets............                  27,013      28,513     21,121      64,947        98,554
Long-term debt, less
 current portion........                  26,000      24,000     25,370          --            --
Redeemable preferred
 stock..................                   5,639       6,107      6,614          --            --
Accumulated deficit.....                 (14,953)    (15,954)   (30,032)    (27,193)       (3,617)
Total stockholders'
 equity (deficit).......                 (13,707)    (15,327)   (26,759)     57,610        83,508

-------
(1) Our cost of revenues for 1998 includes a $1.4 million expense for the write-down of inventory to net realizable value.
(2) In 1999, an extraordinary loss was recorded for the early extinguishment of debt.
(3) The per share amounts for the year ended December 31, 1999 exclude the per share effects of an extraordinary loss from the early retirement of debt of $0.05 basic and $0.04 diluted.
(4) The per share amounts for the year ended December 31, 2000, exclude the per share effects of a cumulative effect of a change in accounting principle of $0.09, basic and diluted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  We are a worldwide leader in the design, development, manufacture and support of process control metrology systems used in semiconductor device manufacturing. Our proprietary systems measure the thickness and other properties of thin films applied during various steps in the manufacture of integrated circuits, enabling semiconductor device manufacturers to improve yields and reduce overall production costs. We provide our customers with a flexible full-fab metrology solution by offering families of systems that meet their transparent and opaque thin film measurement needs in various applications across the fabrication process. Our two primary families of metrology solutions offer leading-edge metrology technology, flexible systems cost-effectively designed for specific manufacturing applications and a common production-worthy automation platform, all backed by worldwide support.

  Our predecessor company was founded in 1940 as Rudolph Research Corporation, and for the past sixty years we have built a reputation for metrology excellence. We began our association with the semiconductor industry by selling research instruments in the 1950s and 1960s to pioneers in solid state electronics, including Intel, AMD, Chartered Semiconductor, Fujitsu, Hyundai, IBM, Lucent, Philips, Samsung, STMicroelectronics, Texas Instruments, TSMC, Toshiba and UMC.

  In June 1996, our predecessor company was purchased in a leveraged transaction by our management and a group of investors. The acquisition resulted in our incurring a significant amount of debt. At the time of the transaction, we changed our name to Rudolph Technologies, Inc. and changed our corporate strategy to focus exclusively on the production semiconductor metrology business. Our strategy was to capitalize on our reputation for accuracy and repeatability in the measurement of very thin films, primarily in the diffusion phase of the semiconductor device manufacturing process, to gain market share in other areas of the semiconductor device manufacturing process. We addressed our market opportunity by increasing our investment in research and development to expand our product offerings and increase our infrastructure.

  During 1996 and 1998, the semiconductor device industry began unforeseen periods of reduced capital equipment purchases. The related industry-wide downturns in the semiconductor capital equipment industry led to decreased sales of our products as many customers delayed shipments or canceled orders altogether. We incurred significant losses in 1998 not only because of the downturn in our industry but also because we continued to invest in research and development and in building our infrastructure.

  Effective January 1, 2000, we changed our method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). Previously, we had recognized revenue upon shipment of equipment to customers, which usually preceded installation and final customer acceptance, provided final customer acceptance and collection of the related receivable were probable. Under the new accounting method adopted retroactive to January 1, 2000, we now recognize an allocable portion of revenue at shipment, installation and upon customer acceptance in accordance with SAB 101.

  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue*. In 1998, 1999 and 2000 sales to customers that individually represented at least five percent of our revenues accounted for 43.2%, 49.3% and 27.8% of our revenues. Intel and Advanced Micro Devices accounted for 19.8% and 11.1% of our revenues in 1998. In 1999 and 2000 sales to Intel accounted for 31.2% and 19.4% of our revenues.

  In addition, a significant portion of our revenues in each quarter and year has been derived from sales to particular distributors. These distributors purchase our products for ultimate distribution to customers in particular geographic regions. In 1998, sales to Tokyo Electron Limited, or TEL, our exclusive distributor in Japan, and to distributor Metron Technology accounted for 17.6% and 15.3% of our revenues. In 1999, sales to TEL and Metron Technology accounted for 6.3% and 5.8% of our revenues. In 2000, sales to TEL accounted for 21.9% of our revenues. We terminated our distribution agreement with Metron in August 1999. Currently, the only distributor we use is TEL. We expect that sales to TEL will continue to account for a significant portion of our revenues for at least the next five years*.

  We do not have purchase contracts with any of our customers or distributors that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Our transparent film measurement systems range in price from approximately $200,000 to $1.0 million per system and our opaque film measurement systems range in price from approximately $900,000 to $1.6 million per system. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. Because fluctuations in the timing of orders from our major customers or distributors or in the number of our individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance.

  A significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue. In 1998, approximately 58.2% of our revenues were derived from customers outside of the United States, of which 41.8% were derived from customers in Asia and 16.4% were derived from customers in Europe. In 1999, approximately 52.9% of our revenues were derived from customers outside of the United States, of which 28.3% were derived from customers in Asia and 19.9% were derived from customers in Europe. In 2000, approximately 54.7% of our revenues were derived from customers outside of the United States, of which 39.5% were derived from customers in Asia and 12.1% were derived from customers in Europe. Substantially all of our revenues to date have been denominated in United States dollars.

  The sales cycle for our systems typically ranges from six to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month to month. Accordingly, if sales of our products do not occur when we expect, and we are unable to adjust our estimates on a timely basis, our expenses and inventory levels may increase relative to revenues and total assets.

Results of Operations

  The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenues. Our results of operations are reported as one reportable business segment.

                                                              Year Ended
                                                             December 31,
                                                           --------------------
                                                           1998    1999   2000
                                                           -----   -----  -----
Revenues.................................................  100.0%  100.0% 100.0%
Cost of revenues.........................................   65.5    48.0   47.5
                                                           -----   -----  -----
Gross profit.............................................   34.5    52.0   52.5
                                                           -----   -----  -----
Operating expenses:
 Research and development................................   25.3    13.1   10.2
 Selling, general and administrative.....................   35.2    25.2   16.4
 Amortization............................................   21.0     1.1    0.4
                                                           -----   -----  -----
  Total operating expenses...............................   81.5    39.4   27.0
                                                           -----   -----  -----
Operating income (loss)..................................  (47.0)   12.5   25.5
Interest expense (income)................................   20.9     9.7   (2.5)
Other income.............................................   (1.0)   (0.1)    --
                                                           -----   -----  -----
Income (loss) before provision (benefit) for income
 taxes, extraordinary item and cumulative effect of a
 change in accounting principle..........................  (67.0)    2.9   28.0
Provision (benefit) for income taxes.....................    3.0    (5.7)  (0.5)
                                                           -----   -----  -----
Income (loss) before extraordinary item and cumulative
 effect of a change in accounting principle..............  (70.0)    8.6   28.5
Extraordinary item.......................................     --     1.1     --
Cumulative effect of accounting change ..................     --      --    1.7
                                                           -----   -----  -----
Net income (loss)........................................  (70.0)    7.5   26.8
Preferred stock dividends................................    2.5     1.3     --
                                                           -----   -----  -----
Net income (loss) available to common stockholders.......  (72.5)%   6.1%  26.8%
                                                           =====   =====  =====

Results of Operations 1998, 1999 and 2000

  Revenues. Our revenues are derived from the sale of our metrology systems, services and spare parts. Our revenues were $20.1 million, $38.1 million and $88.1 million in the years 1998, 1999 and 2000. These changes represent an increase of 89.5% from 1998 to 1999 and an increase of 131.2% from 1999 to 2000. The increase in revenues from 1998 to 1999 was primarily due to the introduction of our new MetaPULSE copper line of products, penetration of our MetaPULSE products into new customers, and the introduction of our new MatrixMetrology line of transparent products. The increase in revenues from 1999 to 2000 was primarily due to increases in unit volume shipments to existing customers and expanded sales of our 300 millimeter and copper products, partially offset by the impact of the new accounting method for revenue recognition. Revenues from customers outside of the United States represented 58.2%, 52.9% and 54.7% of our revenues in 1998, 1999 and 2000. Revenues from customers outside of the United States decreased as a percentage of revenues from 1998 to 1999 as a result of reduced sales to existing customers in Asia due to an economic downturn in a number of Asian countries. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues*.

  Cost of Revenues and Gross Profit. Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure. Our gross profit was $6.9 million, $19.8 million and $46.3 million in 1998, 1999 and 2000. These changes represent an increase of 185.8% from 1998 to 1999 and an increase of 133.8% from 1999 to 2000. Our gross profit represented 34.5%, 52.0% and 52.5% of our revenues in 1998, 1999 and 2000. The increase in gross profit margin from 1998 to 1999 resulted from increased revenues covering a larger portion of fixed costs, increased margins on our MetaPULSE, SpectraLASER and MatrixMetrology product lines, as well as the elimination of manufacturing inefficiencies and inventory writedowns that were taken in 1998. The increase in gross profit margin from 1999 to 2000 resulted from improved manufacturing efficiencies due to outsourcing and cycle time reduction initiatives and higher revenues, which cover a larger portion of fixed costs. The increase in gross profit dollars was the result of higher unit sales. There can be no assurances that our outsourcing and cycle time reduction initiatives will be effective or materially increase our gross profit margins.

  Research and Development. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, prototype equipment expenses and the cost of related supplies. Our research and development expenditures were, $5.1 million, $5.0 million and $9.0 million in 1998, 1999 and 2000. These changes represent a decrease of 1.8% from 1998 to 1999 and an increase of 80.3% from 1999 to 2000. Research and development expenditures represented 25.3%, 13.1% and 10.2% of revenues in 1998, 1999 and 2000. Research and development costs remained relatively flat from 1998 to 1999. The increase in research and development expenses from 1999 to 2000 resulted from higher personnel costs, parts costs associated with new product development and engineering facilities expansion. We anticipate that our research and development expenses will increase in absolute dollars in the future due to planned increases in personnel, consultants and material costs.*

  Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions, royalties for licensed technology and other non-personnel related expenses. Our selling, general and administrative expense was $7.1 million, $9.6 million and $14.5 million in 1998, 1999 and 2000. These changes represent an increase of 35.5% from 1998 to 1999 and an increase of 50.8% from 1999 to 2000. Selling, general and administrative expense represented 35.2%, 25.2% and 16.4% of revenues in 1998, 1999 and 2000. The increase from 1998 to 1999 resulted from higher compensation expense related to personnel and corporate incentive plans, cost associated with establishing a direct sales force in Europe, and increased royalty costs associated with licensed technology. The increase from 1999 to 2000 resulted from increased royalty costs associated with licensed technology and higher personnel related costs.

  Amortization. Amortization expense is related to the core technology and goodwill we acquired from our predecessor company in 1996. Our expense for amortization was $4.2 million, $0.4 million and $0.4 million in 1998, 1999 and 2000. Amortization expense decreased in 1999 because we completed our amortization of acquired technology in 1998.

  Interest Expense (Income). Interest expense was $4.2 million in 1998. In 1999 interest expense, net of interest income of $0.3 million, was $3.7 million. In November 1999, we retired all of our outstanding debt with a portion of the proceeds of our initial public offering. In 2000, interest income was $2.2 million as we invested the net proceeds from our initial public offering.

  Other Income. Included in other income is miscellaneous nonrecurring income resulting from the disposal of capital equipment and several other nonrecurring transactions. Other income was $199,000, $21,000 and $1,000 in 1998, 1999 and 2000.

  Provision (Benefit) for Income Taxes. We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Our provision (benefit) for income taxes was a provision of $613,000 in 1998, a benefit of $2.2 million in 1999 and a benefit of $0.4 million in 2000. During 1998 we utilized all of our tax loss carrybacks, while incurring significant losses from operations. Combining these factors with an industry forecast of low growth, we increased the deferred tax valuation allowance for various temporary differences including a net operating loss carryforward. In 1999 and 2000, based on industry and internal forecasts combined with the successful completion of our initial public offering and the reduction of debt, we reduced the deferred tax valuation allowance by $2.3 million and $8.6 million, for certain deferred tax assets that more likely than not would be realized. We computed our effective tax rate for 1998, 1999 and 2000 on prevailing federal and state rates adjusted for increases or decreases in our deferred tax valuation accounts and for current taxes payable or refundable during the carryback period.

  Extraordinary Item. Our extraordinary item in 1999 resulted from the write-off of deferred financing costs related to the early extinguishment of debt in the amount of $427,000, net of tax of $5,000.

  Change in Accounting Principle. Effective January 1, 2000 we changed our method of accounting for revenue recognition in accordance with SAB 101. Previously, we recognized revenue upon the shipment of equipment to customers, which usually preceded installation and final customer acceptance, provided final customer acceptance and collection of the related receivable were probable. Under our new accounting method adopted retroactive to January 1, 2000, we now recognize an allocable portion of revenue at shipment, installation and upon customer acceptance in accordance with SAB 101. The cumulative effect of the change on prior years resulted in a charge to income of $1.5 million (net of taxes of $0.9 million), for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to decrease income before the cumulative effect of the accounting change by $1.3 million ($0.09 per basic share, $0.08 per diluted share).

  Preferred Stock Dividends. We accrued cumulative dividends on our 8% preferred stock of $0.5 million in 1998 and 1999. In November 1999, we retired all of our outstanding preferred stock with a portion of the proceeds of our initial public offering and paid all accrued dividends.

Liquidity and Capital Resources

  From the purchase of our predecessor company in 1996 through November 1999, we financed our operations from internally generated funds, sales of equity, and both a revolving credit facility and long-term loans with a related party. In November 1999, we completed an initial public offering and retired all of our outstanding debt and preferred stock, leaving proceeds to us of approximately $35.7 million. Our principal liquidity requirements are the financing of working capital, inventories and capital expenditures.

   Net cash used in operating activities was $6.9 million, $0.7 million and $4.6 million in 1998, 1999 and 2000. The decrease in cash used by operating activities from 1998 to 1999 was due primarily to a decrease in our net losses, offset by the cash impact of an increase in accounts receivable due to increased sales volume. The increase from 1999 and 2000 is primarily the result of having to fund an increase in accounts receivable of $17.8 million and an increase in inventories of $12.4 million, offset by net income of $23.6 million.

   Net cash used in investing activities was $0.9 million, $1.0 million and $1.4 million in 1998, 1999 and 2000. Capital expenditures for 1998 and 1999 were primarily used to establish our new manufacturing and customer training facility in New Jersey. Capital expenditures for 2000 were primarily used for the purchase and installation of enterprise resource planning software, related computer equipment necessary for our operations and costs associated with renovations to our corporate headquarters. Capital expenditures over the next twelve months are expected to be approximately $2.5 million.*

   Net cash provided by financing activities was $8.0 million, $36.3 million and $0.7 million in 1998, 1999 and 2000. In 1998, net cash provided by financing activities was principally provided by loans and an equity transaction discussed below.

   In July 1998, we issued 4,115,021 shares of Class A common stock and Class B common stock with proceeds of $3.0 million. The shares of common stock were offered to our existing stockholders in a private transaction. The proceeds from the issuance of the capital stock were used for general corporate purposes.

   In November 1998, we issued a 14% junior subordinated note in the principal amount of $7.0 million, of which we had been advanced a total of $6.3 million.

   In November 1999, we completed the initial public offering of 5,520,000 shares of our common stock at $16.00 per share. Net proceeds to us after the underwriting discount and other fees amounted to $80.8 million. We used a portion of these funds to retire all outstanding long-term debt and repay outstanding preferred stock in the amount of $7.1 million, including accrued dividends of $1.7 million.

   In 2000, net cash provided by financing activities equaled the cash proceeds received by us when our employees exercised stock options and participated in the employee stock purchase plan.

   We believe that our cash and cash equivalents and cash flow from operations, will be adequate to meet our anticipated cash needs for working capital and capital expenditures needs for at least the next twelve months*. After that time, we may require additional equity or debt financing to address our working capital, capital equipment, or expansion needs. In addition, any significant acquisitions by us may require additional equity or debt financing to fund the purchase price, if paid in cash. There can be no assurance that additional funding will be available when required or that it will be available on terms acceptable to us.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

 Interest Rate Risk

  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and by policy, are averse to principal loss and ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2000, our investments consisted primarily of commercial paper that matures in less than three months.

 Foreign Currency Risk

  We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in U.S. dollars. We have branch operations in Taiwan, Singapore and Korea and a subsidiary in Europe, which are subject to currency fluctuations. These foreign branches are limited in their operations and level of investment so that the risk of currency fluctuations is not expected to be material.

Item 8. Financial Statements and Supplementary Data

  Our audited financial statements appear beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors, Executive Officers and Key Employees of the Registrant

  Our directors and executive officers and their ages as of December 31, 2000 are as follows:

Name                               Age Position
----                               --- --------
Directors and Executive Officers:
Paul F. McLaughlin...............  55  Chairman and Chief Executive Officer
Robert M. Loiterman..............  41  Vice President, Engineering
Steven R. Roth...................  40  Vice President, Finance and Administration and Chief
                                       Financial Officer
David Belluck (1)................  37  Director
Daniel H. Berry (1)..............  54  Director
Paul Craig (2)...................  43  Director
Stephen J. Fisher................  37  Director
Carl E. Ring, Jr. (2)............  62  Director
Richard F. Spanier...............  60  Director and Retired, Chairman Emeritus
Aubrey C. Tobey (1)..............  74  Director

Key Employees:
George J. Collins................  51  Director of Marketing
Ajay Khanna......................  40  Director of International Sales
Walter R. Knott..................  47  Director of Manufacturing
Robert DiCrosta..................  52  Director of Customer Support
Matthew J. Smith.................  38  Director of North American Sales

-------
(1) Member of the audit committee of the board of directors.
(2) Member of the compensation committee of the board of directors.

  All references to "our" in the biographical information set forth below include our predecessor company.

 Biographical information for directors and executive officers:

  Paul F. McLaughlin has served as our Chairman since January 2000 and as Chief Executive Officer and as a director since June 1996. From 1994 to June 1996, Mr. McLaughlin served as an associate at Riverside Partners, Inc., a private equity investment firm. Mr. McLaughlin has over 15 years experience in the semiconductor capital equipment business including 6 years as Vice President at Perkin-Elmer Corporation, a pioneer in optical lithography. Mr. McLaughlin holds a B.S. in Metallurgical Engineering from Rensselaer Polytechnic Institute, an M.S. in Metallurgy and Materials Science from Lehigh University and an M.B.A. from Harvard University, Graduate School of Business Administration.

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

  David Belluck has served as one of our directors since June 1996. Since February 1989, Mr. Belluck has been a general partner of Riverside Partners, Inc., a private equity investment firm. Mr. Belluck holds a B.A. from Harvard University and an M.B.A. from Harvard University, Graduate School of Business Administration. Mr. Belluck is currently a director of Atchison Casting, Evergreen Electronics and Riverside Partners, Inc.

  Daniel H. Berry has served as one of our directors since October 1998. Since May 1999, Mr. Berry has served as President and Chief Operating Officer of Ultratech Stepper, Inc., a lithography tool supplier. From August 1998 to May 1999 he served as Executive Vice President and Chief Operating Officer of Ultratech Stepper and from January 1994 to August 1999, he served as a Senior Vice President of Sales and Marketing of that company. Mr. Berry holds a B.S. in Electrical Engineering from the Polytechnic Institute of Brooklyn.

  Paul Craig has served as one of our directors since June 1996. Since February 1989, Mr. Craig has served as a general partner and the director of Riverside Partners, Inc., a private equity investment firm. He is also a member of the board of directors of Evergreen Electronics. Mr. Craig holds a B.A. from Harvard University.

  Stephen J. Fisher has served as one of our directors since June 1996. Since July 1998, Mr. Fisher has served as a partner of Liberty Partners, L.P., a private equity investment firm. From June 1994 to July 1998, Mr. Fisher served as a Vice President of Liberty Capital Partners, Inc. Mr. Fisher holds a B.S. and an M.B.A. from Washington University and a J.D. from Boston University School of Law. Mr. Fisher is currently a director of Medical Logistics and Gallaher Paper Company.

  Carl E. Ring, Jr. has served as one of our directors since June 1996. He is a founding partner of Liberty Partners, L.P. Mr. Ring holds a B.A. in mathematics from George Washington University and an M.B.A. from Harvard University, Graduate School of Business Administration. Mr. Ring is a director of Monaco Coach Corporation and Gallaher Paper Company.

  Richard F. Spanier has served as Chairman Emeritus of our board of directors since January 2000 and prior to that as our Chairman since September 1966. From September 1966 to June 1996, Mr. Spanier served as our President and Chief Executive Officer. Mr. Spanier holds a B.S. in Physics, an M.S. in Physical Chemistry and a Ph.D. in Chemical Physics from Stevens Institute of Technology.

  Aubrey C. Tobey has served as one of our directors since October 1998. Since April 1987, Mr. Tobey has served as President of ACT International Consulting, Inc., a company which provides marketing and management services for high technology companies. Mr. Tobey holds a B.S. in Mechanical Engineering from Tufts University and an M.S. in Mechanical Engineering from the University of Connecticut. Mr. Tobey is a director of Chartered Semiconductor Manufacturing, Ltd.

 Biographical information for key employees:

  George J. Collins has served as our Director of Marketing since April 1996. From April 1994 to April 1996, Mr. Collins served as Marketing Manager for Topometrix Corporation. Mr. Collins holds a B.S. in Chemistry from Thiel College, and a Ph.D. in Food Science and an M.B.A. from Rutgers University.

  Ajay Khanna has served as our International Sales Director since August 1996. From June 1988 to July 1996, he served as our International Sales Manager. Mr. Khanna holds a B.S. in Electrical Engineering from Clarkson University and an M.B.A. from the University of Michigan.

  Walter R. Knott has served as our Director of Manufacturing since 1997. From 1996 to 1997, Mr. Knott served as Manager of Operations and Shared Resources for Philips Electronics, a manufacturer of electron microscopes. From 1991 to 1996, he served as Vice President of Operations for Whatman Incorporated, a manufacturer of filtration, purification, and chromatography equipment and supplies. Mr. Knott holds a B.S. from Rutgers University and an M.B.A. from Fairleigh Dickinson University.

  Robert DiCrosta has served as our Director of Customer Support since July 2000. From 1998 to 2000, Mr. DiCrosta served as Regional Director of International Computers Limited, a division of Fujitsu. Mr. DiCrosta holds a B.S. in Marketing from the University of Bridgeport and an M.B.A. from New York University.

  Matthew J. Smith has served as our Director of North American Sales since July 1999. From April 1998 to July 1999, Mr. Smith served as the Director of Sales for the Semiconductor Equipment Group of Leica, Inc., a manufacturer of microscopes and other optical metrology equipment. From September 1994 to March 1998, Mr. Smith was the Director of Business Development at the Semiconductor Equipment Group of Leica. Mr. Smith studied optical instrumentation and photography at the Rochester Institute of Technology.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such persons are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2000, all officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

  The following table sets forth the compensation that we paid to our executive officers during 1998, 1999 and 2000.

                          Summary Compensation Table

                                                                 Long-Term
                                   Annual Compensation          Compensation
                              ------------------------------ ------------------
Name and Principal                              Other Annual     Securities        All Other
Position                 Year  Salary  Bonus(1) Compensation Underlying Options Compensation(2)
------------------       ---- -------- -------- ------------ ------------------ ---------------
Paul F. McLaughlin...... 2000 $281,846 $120,000      --               --            $ 6,020
Chairman and Chief       1999 $258,470 $ 78,000      --           143,545           $10,652
 Executive Officer       1998 $220,014      --       --           382,098               --

Robert M. Loiterman..... 2000 $179,567 $ 42,750      --               --            $ 5,912
Vice President,          1999 $162,064 $ 41,250      --            88,909           $11,253
 Engineering             1998 $148,514      --       --            42,052               --

Steven R. Roth.......... 2000 $150,477 $ 28,875      --               --            $ 5,628
Vice President, Finance  1999 $129,107 $ 26,600      --            88,909           $ 6,927
 and Administration and  1998 $111,300      --       --            28,035               --
 Chief Financial Officer

-------
(1) Includes bonuses earned during the fiscal year and paid in the subsequent year.
(2) Includes amounts paid for health insurance premiums and amounts contributed by us under our 401(k) Saving and Retirement Plan.

Option Grants

  We did not grant any options to our executive officers during the fiscal year ended December 31, 2000.

Option Exercises and Values

  The following table sets forth information for our executive officers relating to the number and value of securities underlying exercisable and unexercisable options they held at December 31, 2000.

                  Fiscal Year-End Option Exercises and Values

                                                Number of Securities
                                               Underlying Unexercised     Value of Unexercised
                                                     Options at          In-the-Money Options at
                           Shares                 December 31, 2000       December 31, 2000(1)
                         Acquired on  Value   ------------------------- -------------------------
Name                      Exercise   Realized Exercisable Unexercisable Exercisable Unexercisable
----                     ----------- -------- ----------- ------------- ----------- -------------
Paul F. McLaughlin......       --    $     --   358,208      97,918     $10,161,862  $1,389,456
Robert M. Loiterman.....    6,553     181,322    58,004      58,751       1,464,131     833,677
Steven R. Roth..........       --          --    53,090      58,751       1,319,700     833,677

-------
(1) Value of unexercised options is based on the last reported sale price of our common stock on the Nasdaq National Market of $30.19 per share on December 31, 2000 minus the exercise price.

Stock Plans

 1996 Non-Qualified Stock Option Plan

  In 1996, we adopted the 1996 Non-Qualified Stock Option Plan. Under the 1996 plan, we may grant options to purchase up to 1,069,902 shares of common stock to employees and certain other individuals. The 1996 plan is administered by a committee of our board of directors. This committee has the power to determine the terms of the options granted. The options granted pursuant to the 1996 plan generally expire ten years from the date of grant and become exercisable after nine years or sooner upon the achievement of financial targets over a period of six years. All of the options that we have granted under the 1996 plan are fully vested. Options granted to date have exercise prices equal to the fair value of the common stock on the date of grant. As of December 31, 2000, options to purchase 530,733 shares of our common stock under the 1996 Plan were issued and outstanding and no options were available for future grant.

 1999 Stock Plan

  Our board of directors adopted the 1999 plan in August 1999, and our stockholders approved the 1999 plan prior to the closing of our initial public offering. The 1999 plan provides for the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to employees, and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2000, options to purchase 985,219 shares of our common stock were issued and outstanding and options to purchase 1,009,634 shares of our common stock were available for future grant under the 1999 Plan. The 1999 plan provides for annual increases in the number of shares available for issuance thereunder, on the first day of each year, effective beginning with 2001, equal to the lesser of 2% of the outstanding shares of common stock on the first day of the year, 400,000 shares or a lesser amount as the board may determine.

  Our compensation committee administers the 1999 plan. In the case of options intended to qualify as "performance-based compensation" within the meaning of
Section 162(m) of the Internal Revenue Code, the committee will consist of two or more "outside directors" within the meaning of Section 162(m) of the Internal Revenue Code. The administrator has the power to determine the terms of the options or stock purchase rights granted, including the exercise price, the number of shares subject to each option or stock purchase right, the exercisability of the options and the form of consideration payable upon exercise. The administrator determines the exercise price of nonstatutory stock options granted under the 1999 plan, but with respect to nonstatutory stock options intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code, the exercise price must at least be equal to the fair market value of the common stock on the date of grant.

  The exercise price of all incentive stock options granted under the 1999 plan must be at least equal to the fair market value of the common stock on the date of grant and the term of such options may not exceed ten years.

With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of our outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant date and the term of such incentive stock option must not exceed five years. The administrator determines the term of all other options.

  No optionee may be granted an option to purchase more than 500,000 shares in any fiscal year. In connection with his or her initial service, an optionee may be granted an option to purchase up to an additional 500,000 shares, which shall not count against the yearly limit set forth in the previous sentence. An optionee generally must exercise an option granted under the 1999 plan at the time set forth in the optionee's option agreement after termination of the optionee's status as our employee, director or consultant. Generally, in the case of the optionee's termination by death or disability, the option will remain exercisable for 12 months. In all other cases, the option will generally remain exercisable for a period of three months. However, an option may never be exercised later than the expiration of the option's term.

  The administrator determines the exercise price of stock purchase rights granted under the 1999 plan. In the case of stock purchase rights, unless the administrator determines otherwise, the restricted stock purchase agreement entered into in connection with the exercise of the stock purchase right shall grant us a repurchase option that we may exercise upon the voluntary or involuntary termination of the purchaser's service with us for any reason, including death or disability. The purchase price for shares we repurchase pursuant to restricted stock purchase agreements will generally be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to us. The repurchase option will lapse at a rate that the administrator determines.

  The 1999 plan provides that in the event of our merger with or into another corporation or a sale of substantially all of our assets, the successor corporation will assume or substitute each option or stock purchase right. If the outstanding options or stock purchase rights are not assumed or substituted, the administrator shall provide notice to the optionee that he or she has the right to exercise the option or stock purchase right as to all of the shares subject to the option or stock purchase right, including shares which would not otherwise be exercisable, for a period of 15 days from the date of the notice. The option or stock purchase right will terminate upon the expiration of the 15-day period.

  Unless terminated sooner, the 1999 plan will terminate automatically in 2009. In addition, the board of directors has the authority to amend, suspend or terminate the 1999 plan, provided that no such action may affect any share of common stock previously issued and sold or any option previously granted under the 1999 plan. An optionee generally may not transfer options and stock purchase rights granted under the 1999 plan and only the optionee may exercise an option and stock purchase right during his or her lifetime.

 1999 Employee Stock Purchase Plan

  Our 1999 employee stock purchase plan was adopted by our board of directors and approved by our stockholders prior to our initial public offering. A total of 300,000 shares of common stock has been reserved for issuance under the stock purchase plan, 34,452 of which have been issued as of December 31, 2000. The number of shares reserved for issuance under the stock purchase plan will be subject to an annual increase on the first day of each of our fiscal years, beginning in 2001, equal to the lesser of (1) 300,000 shares of common stock,
(2) 2% of our outstanding common stock on the first day of the year, or (3) such other amount as may be determined by the board of directors. The stock purchase plan is administered by our compensation committee.

  The stock purchase plan, which is intended to qualify under Section 423 of the Internal Revenue Code, is being implemented by a series of overlapping offering periods of 24 months' duration. Each offering period includes four 6-month purchase periods. The first offering period began on November 12, 1999 and continued through April 30, 2000. Thereafter, the offering periods start on the first trading day on or after May 1 and November 1 of each year.

  Employees are eligible to participate if they are customarily employed by us or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. However, any employee (1) who immediately after grant owns stock possessing 5.0% or more of the total combined voting power or value of all classes of our capital stock, or (2) whose rights to purchase stock under all of our employee stock purchase plans accrues at a rate that exceeds $25,000 worth of stock for each calendar year may not be granted an option to purchase stock under the stock purchase plan. The stock purchase plan permits participants to purchase common stock through payroll deductions of up to 15.0% of the participant's eligible compensation which includes the participant's base salary, wages, overtime pay, commissions, bonuses and other compensation remuneration paid directly to the employee. The maximum number of shares a participant may purchase during a six-month purchase period is 3,000 shares.

  Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The price of stock purchased under the stock purchase plan is 85% of the lower of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period. Participants may end their participation at any time during an offering period, and they will be paid their payroll deductions to date. Participation ends automatically upon termination of employment with us.

  A participant may not transfer rights granted under the stock purchase plan other than by will, the laws of descent and distribution or as otherwise provided under the stock purchase plan. The stock purchase plan provides that, in the event of our merger with or into another corporation or a sale of all or substantially all of our assets, a successor corporation may assume or substitute for each outstanding option. If the successor corporation refuses to assume or substitute for the outstanding options, the offering period then in progress will be shortened, and a new exercise date will be set. The stock purchase plan will terminate in 2009. However, the board of directors has the authority to amend or terminate the stock purchase plan, except that, subject to certain exceptions described in the stock purchase plan, no such action may adversely affect any outstanding rights to purchase stock under the stock purchase plan.

Employment Agreements and Change in Control Arrangements

  In 2000, we entered into management agreements with Paul F. McLaughlin, Robert M. Loiterman, and Steven R. Roth. The management agreements with Mr. Loiterman and Mr. Roth provide for terms of one year with automatic renewals for additional one-year terms unless we or the executive deliver a notice of non-renewal to the other party. Mr. McLaughlin's management agreement provides for an initial term of two years with automatic renewals for additional two year terms. For our protection, the management agreements with each of Messrs. Loiterman and Roth prohibit the executives from competing with us in any way or soliciting our employees during their terms of employment and for one year after termination of their employment. Mr. McLaughlin's management agreement prohibits him from competing with us in any way or soliciting our employees during the term of his employment and for two years after termination of his employment.

  The management agreements provide that if we terminate an executive's employment without cause or if the executive terminates with good cause, we will be required to pay that executive his base salary for one year or two years in the case of Mr. McLaughlin. The agreements also provide that in the event of the termination of an executive's employment upon a change in control, which results in the executive not being offered a management agreement on comparable terms, the executive will be entitled to receive his base salary for one year, or two years in the case of Mr. McLaughlin. In this context, a change of control would occur if, among other events, we were sold to an independent third party and that independent third party acquired enough of our stock to elect a majority of our board of directors, or that independent third party acquired all, or substantially all, of our assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth information regarding beneficial ownership of our common stock by:

  . each person or entity known to us to own beneficially more than 5% of our common stock;
  .  each of our directors;

  .  each of our executive officers; and
  .  all of our executive officers and directors as a group.

  This table lists applicable percentage ownership based on 14,871,885 shares of common stock outstanding on December 31, 2000, and 15,871,885 shares of common stock outstanding after completion of the offering. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock held by that person that are currently exercisable or exercisable within 60 days of December 31, 2000 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

  The shares of common stock shown below for directors and executive officers include shares issuable upon the exercise of options to purchase our common stock as follows:

  .  Mr. McLaughlin, 362,375;
  .  Mr. Loiterman, 60,504 shares;
  .  Mr. Roth, 55,590 shares;
  .  Mr. Berry, 1,783 shares;
  .  Mr. Tobey, 1,783 shares; and
  .  all directors and executive officers as a group, 482,035 shares.

  Except as otherwise noted, the address of each person on the table below is c/o Rudolph Technologies, Inc., One Rudolph Road, Flanders, NJ 07836. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

                                                          Shares Beneficially
                                                                 Owned
                                                          --------------------
Name and Address                                           Number   Percent(1)
----------------                                          --------- ----------
Liberty Partners Holdings 11, L.L.C. (2)................. 6,847,972    46.0%
 c/o Liberty Capital Partners, Inc.
 1177 Avenue of the Americas
 New York, NY 10036
Riverside Rudolph, L.L.C................................. 1,089,964     7.3
 One Exeter Plaza
 Boston, MA 02116
Paul F. McLaughlin.......................................   685,383     4.5
Robert M. Loiterman......................................    93,849      *
Steven R. Roth...........................................    66,589      *
David Belluck............................................       --       *
 c/o Riverside Rudolph, L.L.C.
 One Exeter Plaza
 Boston, MA 02116
Daniel H. Berry..........................................     6,783      *
Paul Craig (3)........................................... 1,089,964     7.3
 c/o Riverside Rudolph, L.L.C.
 One Exeter Plaza
 Boston, MA 02116
Stephen J. Fisher (2).................................... 6,847,972    46.0
 c/o Liberty Capital Partners, Inc.
 1177 Avenue of the Americas
 New York, NY 10036
Carl E. Ring, Jr. (2).................................... 6,847,972    46.0
 c/o Liberty Capital Partners, Inc.
 1177 Avenue of the Americas
 New York, NY 10036
Richard F. Spanier.......................................   360,417     2.4
Aubrey C. Tobey..........................................     1,783      *
All directors and executive officers as a group (ten
 persons) (4)............................................ 9,152,740    59.6
Total Number of Shares Being Offered:....................

-------
*  Less than 1%.
(1) Applicable percentage ownership is based on 14,871,885 shares of common stock outstanding as of December 31, 2000. Beneficial ownership of shares is determined in accordance with the rules of the Securities and Exchange Commission and generally includes shares as to which a person holds sole or shared voting or investment power. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days of December 31, 2000 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted the address for the stockholders named in this table is c/o Rudolph Technologies, Inc., One Rudolph Road, Flanders, NJ 07836.
(2) The number of shares of common stock beneficially owned by Messrs. Fisher and Ring consists of 6,847,972 shares of our common stock held by Liberty Partners Holdings 11, L.L.C. Mr. Fisher and Mr. Ring are limited partners of Liberty Partners, L.P., which acts as the managing member of Liberty Partners Holdings 11, L.L.C., and are partners of Liberty Investment Partnership 11, which is a member of Liberty Partners Holding

   11, L.L.C. Mr. Fisher and Mr. Ring disclaim beneficial ownership of all shares except to the extent of their pecuniary interest in Liberty Partners Holdings 11, L.L.C.
(3) The number of shares of common stock beneficially owned by Mr. Craig consists of 1,089,964 shares of our common stock held by Riverside Rudolph, L.L.C. Mr. Craig is the managing member of Riverside Rudolph, L.L.C. Riverside Rudolph, L.L.C. was formed by the officers of Riverside Partners, Inc. to hold their investments in us. Mr. Craig disclaims beneficial ownership of all shares except to the extent of his pecuniary interest in Riverside Rudolph, L.L.C.
(4) The number of shares of common stock beneficially owned by our directors and executive officers as a group includes 6,847,972 and 1,089,964 shares of our common stock held by Liberty Partners Holdings 11, L.L.C. and Riverside Rudolph, L.L.C.

Item 13. Certain Relationships and Related Transactions

  None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  a. The following documents are filed as part of this Annual Report on Form
10-K:

  1. Financial Statements

    The financial statements and financial statement information required by this Item are included on pages F-1 through F-20 of this report. The Report of Independent Accountants appears on page F-2 of this report.

  2. Financial Statement Schedule

    See Index to financial statements on page F-1 of this report.

  3. Exhibits

    The following is a list of exhibits. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.

   Exhibit
     No.                                Description
   -------                              -----------
    3.1    Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's
           Registration Statement on Form S-1, as amended (SEC File No. 333-
           86871 filed on September 9, 1999).

    3.2 Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b)) to the Registrant's Registration
           Statement on Form S-1, as amended (SEC File No. 333-86871), filed on
           September 9, 1999.

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

   10.4 1996 Non-Qualified Stock Option Plan (incorporated herein b reference to Exhibit (4.3) to the Registrant's Registration
           Statement on Form S-8, filed on September 9, 1999).

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

   10.7 Management Agreement, dated June 14, 1996, between the Registrant and Paul F. McLaughlin (incorporated herein by reference to Exhibit
           (10.6) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999)

   10.8 Management Agreement, dated June 14, 1996, between the Registrant and Robert Loiterman (incorporated herein by reference to Exhibit
           (10.7) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86861) filed on September 9, 1999).

   10.9    Management Agreement, dated May 5, 1997 between the Registrant and
           Steven R. Roth (incorporated herein by reference to Exhibit (10.8) to the Registrant's Registration Statement on Form S-1, as amended
           (SEC File No. 333-86871), filed on September 9, 1999).

   10.10 Registration Agreement, dated June 14, 1996 by and among the
         Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr Richard F.
         Spanier, Paul F. McLaughlin (incorporated herein by reference to
         Exhibit (10.9) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

   10.11 Stockholders Agreement, dated June 14, 1996 by and among the
         Registrant, Administration of Florida, Liberty Partners Holdings 11,
         L.L.C., Riverside Dr. Richard F. Spanier, Paul McLaughlin, Dale
         Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant's Form S-1, as amended (SEC File No.
         333-86871), filed on September 9, 1999

   10.12 Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant's quarterly report on Form 10-Q, filed on November 3, 2000).

   10.13 Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Robert Loiterman (incorporated herein by reference to Exhibit 10.13 to Registrant's quarterly report on Form 10-Q, filed on November 3, 2000).

   10.14 Management Agreement, dated as of July 24, 2000 by and between Rudolph
         Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant's quarterly report on Form 10-Q, filed on November 3, 2000).

   23.1  Consent of PricewaterhouseCoopers LLP, Independent Accountants

-------
 + Confidential treatment has been granted with respect to portions of this exhibit.

  b. Reports on Form 8-K

  None

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULE

                                                                          Page
                                                                          ----
Consolidated Financial Statements:
Report of Independent Accountants........................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000.............  F-3
Consolidated Statements of Operations for the years ended December 31,
 1998, 1999 and 2000.....................................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000..................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1999 and 2000.....................................................  F-6
Notes to the Consolidated Financial Statements...........................  F-7
Consolidated Financial Statement Schedule:
Schedule of Valuation and Qualifying Accounts............................ F-20

                       Report of Independent Accountants

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Rudolph Technologies, Inc. and subsidiary (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 14(a)(2) on page 37, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2B to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of recognizing revenue.

                                     /s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 26, 2001

                           RUDOLPH TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                December 31,
                                                              -----------------
                                                                1999     2000
                                                              --------  -------
                           ASSETS
Current assets:
 Cash and cash equivalents..................................  $ 35,076  $29,736
 Accounts receivable, less allowance of $300 in 1999 and
  $443 in 2000..............................................     9,472   27,132
 Inventories................................................    11,403   23,773
 Income tax receivables.....................................        --    1,349
 Deferred income taxes......................................        --    2,834
 Prepaid expenses and other current assets..................       525      344
                                                              --------  -------
  Total current assets......................................    56,476   85,168
Property, plant and equipment, net..........................     3,106    3,824
Intangibles.................................................     2,859    2,520
Deferred income taxes.......................................     2,312    6,628
Other assets................................................       194      414
                                                              --------  -------
  Total assets..............................................  $ 64,947  $98,554
                                                              ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...........................................     2,169    3,517
 Accrued liabilities:
 Commissions................................................       669      622
 Payroll and related expenses...............................     1,223    1,851
 Warranty...................................................       475    1,072
 Deferred revenue...........................................       654    4,999
 Other liabilities..........................................     2,069    2,920
                                                              --------  -------
  Total current liabilities.................................     7,259   14,981
                                                              --------  -------
Long-term liabilities:
 Deferred compensation......................................        78       65
                                                              --------  -------
  Total long-term liabilities...............................        78       65
                                                              --------  -------
Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $0.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding at
  December 31, 1999 and 2000................................        --       --
 Common stock, $0.001 par value, 50,000,000 shares
  authorized, 14,684,706 issued and outstanding at
  December 31, 1999; 14,871,885 issued and outstanding at
  December 31, 2000.........................................        15       15
 Additional paid-in-capital.................................    85,025   87,385
 Accumulated other comprehensive loss.......................      (237)    (275)
 Accumulated deficit........................................   (27,193)  (3,617)
                                                              --------  -------
 Total stockholders' equity.................................    57,610   83,508
                                                              --------  -------
 Total liabilities and stockholders' equity.................  $ 64,947  $98,554
                                                              ========  =======

    The accompanying notes are an integral part of the financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                  Year Ended December 31,
                                              ---------------------------------
                                                1998        1999        2000
                                              ---------  ----------  ----------
Revenues....................................  $  20,106  $   38,095  $   88,107
Cost of revenues............................     13,179      18,301      41,854
                                              ---------  ----------  ----------
 Gross profit...............................      6,927      19,794      46,253
                                              ---------  ----------  ----------
Operating expenses:
 Research & development.....................      5,096       5,003       9,022
 Selling, general & administrative..........      7,077       9,588      14,463
 Amortization...............................      4,208         436         339
                                              ---------  ----------  ----------
  Total operating expenses..................     16,381      15,027      23,824
                                              ---------  ----------  ----------
Operating income (loss).....................     (9,454)      4,767      22,429
Interest expense (income)...................      4,210       3,701      (2,173)
Other income................................       (199)        (21)         (1)
                                              ---------  ----------  ----------
 Income (loss) before provision (benefit)
  for income taxes, extraordinary item and
  cumulative effect of a change in
  accounting principle......................    (13,465)      1,087      24,603
Provision (benefit) for income taxes........        613      (2,179)       (431)
                                              ---------  ----------  ----------
 Income (loss) before extraordinary item and
  cumulative effect of a change in
  accounting principle .....................    (14,078)      3,266      25,034
Extraordinary item (net of tax of $5).......         --         427          --
Cumulative effect of change in accounting
 principle (net of tax of $924).............         --          --       1,458
                                              ---------  ----------  ----------
 Net income (loss)..........................    (14,078)      2,839      23,576
Preferred stock dividends...................        507         508          --
                                              ---------  ----------  ----------
Net income (loss) available to common
 stockholders...............................  $ (14,585) $    2,331  $   23,576
                                              =========  ==========  ==========
Basic earnings (loss) per share:
 Income (loss) before extraordinary item and
  cumulative effect of a change in
  accounting principle .....................  $   (3.13) $     0.41  $     1.69
 Extraordinary item.........................         --       (0.05)         --
 Cumulative effect of a change in accounting
  principle.................................         --          --       (0.09)
 Preferred stock dividends..................      (0.11)      (0.06)         --
                                              ---------  ----------  ----------
 Net income (loss) available to common
  stockholders..............................  $   (3.24) $     0.30  $     1.60
                                              =========  ==========  ==========
Diluted earnings (loss) per share:
 Income (loss) before extraordinary item and
  cumulative effect of a change in
  accounting principle......................  $   (3.13) $     0.31  $     1.58
 Extraordinary item.........................         --       (0.04)         --
 Cumulative effect of a change in accounting
  principle ................................         --          --       (0.09)
 Preferred stock dividends..................      (0.11)      (0.05)         --
                                              ---------  ----------  ----------
 Net income (loss) available to common
  stockholders..............................  $   (3.24) $     0.22  $     1.49
                                              =========  ==========  ==========
Pro forma amounts assuming the accounting
 change is applied retroactively
 (See Note 2B):
Income (loss) before extraordinary item.....  $ (13,610) $    2,485  $   25,034
                                              =========  ==========  ==========
 Per share amounts:
 Basic......................................  $   (3.02) $     0.32  $     1.69
 Diluted....................................  $   (3.02) $     0.24  $     1.58
Net income (loss) available to common
 shareholders...............................  $ (14,117) $    1,550  $   23,576
                                              =========  ==========  ==========
 Per share amounts:
 Basic......................................  $   (3.13) $     0.20  $     1.60
 Diluted....................................  $   (3.13) $     0.15  $     1.49
Weighted average number of shares
 outstanding:
 Basic......................................  4,503,396   7,880,622  14,773,295
 Diluted....................................  4,503,396  10,431,477  15,805,188

    The accompanying notes are an integral part of the financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              For the years ended December 31, 1998, 1999 and 2000
                       (In thousands, except share data)

                                  Common Stock     Additional     Other
                                ------------------  Paid in   Comprehensive Accumulated           Comprehensive
                                  Shares    Amount  Capital       Loss        Deficit    Total    (Loss) Income
                                ----------  ------ ---------- ------------- ----------- --------  -------------
Balance at December 31, 1997..   2,617,373   $ 1    $   792       $(166)     $(15,954)  $(15,327)
 Issuance of common stock:
  Class A.....................   3,230,997     1      2,355          --            --      2,356
  Class B.....................     884,024    --        644          --            --        644
 Issuance of warrants in
  connection with debt
  financing...................          --    --        140          --            --        140
 Net loss.....................          --    --         --          --       (14,078)   (14,078)   $(14,078)
 Accretion of preferred stock
  dividend....................          --    --       (507)         --            --       (507)
 Currency translation.........          --    --         --          13            --         13          13
                                ----------   ---    -------       -----      --------   --------    --------
 Comprehensive loss...........                                                                      $(14,065)
                                                                                                    ========
Balance at December 31, 1998..   6,732,394     2      3,424        (153)      (30,032)   (26,759)
 Retirement of common stock:
  Class A.....................  (4,802,291)   (2)        --          --            --         (2)
  Class B.....................  (2,301,074)   --         --          --            --         --
 Conversion to common stock:
  Class A.....................   4,802,291     5         --          --            --          5
  Class B.....................   2,301,074     2         --          --            --          2
 Exercise of stock warrants...   2,045,702     2         --          --            --          2
 Issuance of common stock, net
  of expenses.................   5,520,000     6     80,833          --            --     80,839
 Exercise of employee stock
  options.....................     386,610    --        258          --            --        258
 Net income...................          --    --         --          --         2,839      2,839    $  2,839
 Accretion of preferred stock
  dividend....................          --    --       (508)         --            --       (508)
 Issuance of compensatory
  stock option................          --    --      1,018          --            --      1,018
 Currency translation.........          --    --         --         (84)           --        (84)        (84)
                                ----------   ---    -------       -----      --------   --------    --------
 Comprehensive income.........                                                                      $  2,755
                                                                                                    ========
Balance at December 31, 1999..  14,684,706    15     85,025        (237)      (27,193)    57,610
 Net income...................          --    --         --          --        23,576     23,576    $ 23,576
 Exercise of employee stock
  options and employee stock
  purchase plan...............     187,179    --        672          --            --        672
 Tax benefit of exercise of
  employee stock options......          --    --      1,688          --            --      1,688
 Currency translation ........          --               --         (38)                     (38)        (38)
                                ----------   ---    -------       -----      --------   --------    --------
 Comprehensive income ........                                                                      $ 23,538
                                                                                                    ========
Balance at December 31, 2000
 .............................  14,871,885   $15    $87,385       $(275)     $ (3,617)  $ 83,508
                                ==========   ===    =======       =====      ========   ========

    The accompanying notes are an integral part of the financial statements.

                           RUDOLPH TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (In thousands, except share and per share data)

                                                    Year Ended December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Cash Flows From Operating Activities:
Net income (loss)................................  $(14,078) $  2,839  $ 23,576
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
Amortization.....................................     4,208       436       339
Amortization of unearned compensation............        --     1,018        --
Depreciation.....................................       778       568       661
Extraordinary item...............................        --       427        --
Provision for doubtful accounts..................        71         6       143
Gain on sale of property.........................      (147)       --        --
Deferred income taxes............................     1,263    (2,312)   (7,150)
Tax benefit for exercise of employee stock
 options.........................................        --        --     1,688
Decrease (increase) in assets:
 Accounts receivable.............................     1,199    (5,116)  (17,815)
 Income tax receivables..........................       288       270    (1,349)
 Inventories.....................................       889    (1,982)  (12,400)
 Prepaid expenses and other current assets.......       (14)     (408)      (46)
Increase (decrease) in liabilities:
 Accounts payable................................       (36)    1,054     1,347
 Accrued liabilities.............................    (1,447)    1,038     1,178
 Deferred revenue................................       --        654     4,345
 Other liabilities...............................       154       794       857
                                                   --------  --------  --------
 Net cash used in operating activities...........    (6,872)     (714)   (4,626)
                                                   --------  --------  --------
Cash Flows From Investing Activities:
Purchase of property, plant and equipment........      (986)   (1,036)   (1,388)
Proceeds from disposal of property, plant and
 equipment.......................................        82        51        16
                                                   --------  --------  --------
 Net cash used in investing activities...........      (904)     (985)   (1,372)
                                                   --------  --------  --------
Cash Flows From Financing Activities:
Principal borrowings on long-term debt...........     4,000     2,345        --
Principal payments on long-term debt.............    (2,000)  (30,396)       --
Net borrowing under lines of credit..............     3,000    (9,600)       --
Capital contribution.............................     3,000        --        --
Exercise of employee stock options and employee
 stock purchase plan.............................        --       258       672
Redemption of preferred stock....................        --    (7,122)       --
Proceeds from sale of common stock, net of
 expenses........................................        --    80,845        --
                                                   --------  --------  --------
 Net cash provided by financing activities.......     8,000    36,330       672
                                                   --------  --------  --------
Effect of exchange rate changes on cash..........        18        14       (14)
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................       242    34,645    (5,340)
Cash and cash equivalents at beginning of
 period..........................................       189       431    35,076
                                                   --------  --------  --------
Cash and cash equivalents at end of period.......  $    431  $ 35,076  $ 29,736
                                                   ========  ========  ========
Supplemental Disclosures of Cash Flow
 Information:
Cash paid during the period for:
Interest.........................................  $  4,031  $  3,275        --
Income taxes.....................................        --        --  $  5,454

    The accompanying notes are an integral part of the financial statements.

                          RUDOLPH TECHNOLOGIES, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (In thousands, except share and per share amounts)

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

2. Summary of Significant Accounting Policies:

A. Consolidation:

  The consolidated financial statements reflect the consolidated balance sheet, results of operations and cash flows of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated.

B. Revenue Recognition and Change in Accounting Principle

  Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue upon shipment of equipment to customers, which usually preceded installation and final customer acceptance, provided final customer acceptance and collection of the related receivable were probable. Under the new accounting method adopted retroactive to January 1, 2000, the Company now allocates revenue to each component of a multi-element arrangement and defers recognition of revenue until contractual obligations of each element have been performed and, where applicable subjective customer acceptance has been obtained. The pro forma amounts presented in the income statement were calculated assuming the accounting change was made retroactively to all prior periods. For the year ended December 31, 2000 the Company recognized $1,725 in revenue that was included in the cumulative effect adjustment as of January 1, 2000.

  Revenues from parts sales are recognized at the time of shipment. Revenue from service contracts is recognized ratably over the period of the contract. A provision for the estimated cost of fulfilling warranty obligations is recorded at the time the related revenue is recognized.

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

C. Estimates:

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, depreciation, amortization, taxes, contingencies, and product warranty. Actual results could differ from those estimates.

                          RUDOLPH TECHNOLOGIES, INC.

              (In thousands, except share and per share amounts)
D. Cash and Cash Equivalents:

  Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

E. Property, Plant and Equipment:

  Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets which are thirty years for buildings, seven years for machinery and equipment and furnitures and fixtures, and three years for computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred and major renewals and betterments are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Asset impairment is determined based upon undiscounted cash flows. The fair value of an asset is computed based upon discounted cash flows.

F. Intangibles:

  Intangibles, which resulted from the Acquisition, consist of goodwill and purchased technology which are amortized on a straight-line basis over useful lives of 12 years and 2.5 to 12 years, respectively. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In evaluating impairment of intangible assets, the Company utilizes the same methodology as discussed in the preceding paragraph.

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

H. Warranties:

  The Company generally provides a warranty on its products for a period of twelve to fifteen months against defects in material and workmanship. The Company has established reserves of $475 and $1,072 at December 31, 1999 and 2000, respectively, for these anticipated future warranty costs.

I. Inventories:

  Inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration units, which are available for sale, are stated at their manufacturing costs and reserves are recorded to adjust the demonstration units to their net realizable value.

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

                           RUDOLPH TECHNOLOGIES, INC.

               (In thousands, except share and per share amounts)

K. Translation of Foreign Currencies:

  The Company has foreign operations in Korea, Taiwan, Singapore and Europe which use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average exchange rates during the period. Resulting translation adjustments are recorded directly as a separate component of stockholders' equity. Foreign exchange rate gains and losses included in operating results are not material for all periods presented.

L. Stock Based Compensation:

  The Company accounts for its employee stock option plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees." The Company provides additional disclosure required by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note 8).

M. Software Development Costs:

  The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased or Marketed." SFAS No. 86 requires that certain software product development costs incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company's customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. Capitalized costs to date have been immaterial to date and, accordingly, SFAS No. 86 had no significant impact on the financial position or results of operations of the Company.

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

P. Recent Accounting Pronouncements:

  During June 1998, as amended in July 1999 for SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of SFAS No. 133", the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative

                           RUDOLPH TECHNOLOGIES, INC.

               (In thousands, except share and per share amounts)
Investments and Hedging Activities". Based on the Company's current operations, management has concluded that the future adoption of SFAS No. 133 will have no impact on the Company's operations or financial position.

Q. Reclassification:

  The prior year financial statements have been reclassified to conform to this year's presentation.

3. Property, Plant and Equipment:

  Property, plant and equipment is comprised of the following:

                                                                December 31,
                                                               ----------------
                                                                1999     2000
                                                               -------  -------
Land and building............................................. $ 1,613  $ 1,639
Machinery and equipment.......................................     865      882
Furniture and fixtures........................................     269      864
Computer equipment............................................     964    1,643
Leasehold improvements........................................     811      832
                                                               -------  -------
                                                                 4,522    5,860
Accumulated depreciation......................................  (1,416)  (2,036)
                                                               -------  -------
Net property, plant and equipment............................. $ 3,106  $ 3,824
                                                               =======  =======

  Depreciation expense amounted to $778, $568 and $661 for the years ended December 31, 1998, 1999, and 2000 respectively.

4. Inventories:

  Inventories are comprised of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1999    2000
                                                                 ------- -------
Materials....................................................... $ 4,729 $10,701
Work-in-process.................................................   4,937  11,295
Finished goods..................................................   1,737   1,777
                                                                 ------- -------
  Total inventories............................................. $11,403 $23,773
                                                                 ======= =======

  The Company has established reserves of $575 and $960 at December 31, 1999 and 2000, for slow moving and obsolete inventory.

5. Intangibles:

  Intangibles are comprised of the following:

                                                               December 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
Purchased technology.......................................  $ 22,731  $ 22,731
Goodwill...................................................     3,178     3,178
                                                             --------  --------
                                                               25,909    25,909
Accumulated amortization...................................   (23,050)  (23,389)
                                                             --------  --------
  Total intangibles........................................  $  2,859  $  2,520
                                                             ========  ========

                          RUDOLPH TECHNOLOGIES, INC.

              (In thousands, except share and per share amounts)
  Amortization of intangibles amounted to $4,208, $436 and $339 for the years ended December 31, 1998, 1999 and 2000, respectively.

6. Commitments and Contingencies:

  The Company rents space for its manufacturing and service operations and sales offices. Total rent expense for these facilities amounted to $302, $510 and $797 for the years ended December 31, 1998, 1999 and 2000, respectively.

  The Company also leases certain equipment pursuant to operating leases, which expire through 2001. Rent expense related to these leases amounted to $76, $64 and $52 for the years ended December 31, 1998, 1999 and 2000, respectively.

  Total future minimum lease payments under noncancelable operating leases as of December 31, 2000 amounted to $878, $834, $660, $515 and $520 for the years 2001 to 2005, respectively.

  Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold that use certain licensed technologies. There are no minimum annual royalty payments. Royalty expense, which is included in selling, general and administrative expense, amounted to $398, $924 and $3,285 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

  In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. Other than the Therma-Wave, Inc. patent interference proceeding discussed above, the Company is not involved in any material legal proceedings.

7. Long-Term Debt:

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

                          RUDOLPH TECHNOLOGIES, INC.

              (In thousands, except share and per share amounts)

8. Stock Options:

  In 1996, the Company adopted the 1996 Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company was authorized to grant options to purchase up to 1,069,902 shares of common stock. All of the outstanding options became 100% vested upon the initial public offering of the Company on November 12, 1999. As of December 31, 1999 and 2000, there were no shares of common stock reserved for future grants under the Option Plan.

  During 1999, options issued under the Option Plan entitle the holders to purchase shares of common stock at a per share price of $0.56, which was less than the estimated fair value of the common stock on the date of grant. As a result, the Company recognized compensation expense of $1,018 for the difference between the estimated fair value of the common stock on the date the option was granted and the exercise price.

  The Company established an Employee Stock Purchase Plan (the "ESPP") effective August 31, 1999. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Common Stock. The price the employee must pay for each share of stock will be 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of the purchase term of six months. The ESPP qualifies as a non-compensatory plan under section 423 of the Internal Revenue Code. As of December 31, 1999 and 2000, there were 300,000 and 265,548 shares available for issuance under the ESPP, respectively.

  The Company established the 1999 Stock Plan (the "1999 Plan") effective August 31, 1999. The 1999 Plan provides for the grant of 2,000,000 stock options and stock purchase rights to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan vest over a five year period and expire ten years from the date of grant. As of December 31, 1999 and 2000, there were 1,146,650 and 1,009,634 shares of common stock reserved for future grants under the 1999 Plan, respectively.

  SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma operating results had the Company adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. For the years ended December 31, 1998 and 1999, with the exception of the ESPP, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0%, volatility of 66%, expected life of an option of 9 years and a risk-free interest rate of 4.85%. For the year ended December 31, 2000 the fair value for each option grant was estimated on the date of grant using a dividend yield of 0%, volatility of 109%, expected life of an option of 5 years and a risk free interest rate of 5.2%. The fair value for each option grant from the ESPP was estimated on the date of grant using a dividend yield of 0% volatility of 109%, expected life of 6 months and a risk free interest rate of 5.2%. For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Had compensation costs been determined based upon the fair value at the grant date for awards under the Option Plan, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income (loss) attributable to common stockholders under SFAS No. 123 would have been $(14,786), $2,846 and $21,879 for the years ended December 31, 1998, 1999 and 2000, respectively. The pro forma basic net income (loss) per share would have been $(3.28), $0.36 and $1.49 for the years ended December 31, 1998, 1999 and 2000, respectively. The pro forma diluted net income (loss) per share would have been $(3.28), $0.28, and $1.40 for the years ended December 31, 1998, 1999 and 2000, respectively. With the exception of the options noted above, the exercise price of option grants was equal to the fair market value of the Company's common stock at the date of grant. Since options vest over several years and additional awards are expected to be issued in the future, the pro forma results are not likely to be representative of the effects of the application of the fair value based method on future periods.

                          RUDOLPH TECHNOLOGIES, INC.

              (In thousands, except share and per share amounts)

  The following tables summarize the stock option activity for the years ended December 31, 1998, 1999 and 2000:

                                                      Options Outstanding
                                                 -------------------------------
                                                            Weighted
                                                            Average
                                                            Exercise
                                                             Price
                                                 Number of    per      Number
                                                  Shares     Share   Exercisable
                                                 ---------  -------- -----------
Balance at December 31, 1997....................   382,133   $ 0.59    283,524
Granted.........................................   617,726     0.73
Canceled........................................   (39,338)    0.73
                                                 ---------   ------    -------
Balance at December 31, 1998....................   960,521     0.67    475,607
Granted.........................................   976,202    14.29
Exercised.......................................  (386,610)    0.67
Canceled........................................   (18,451)   13.11
                                                 ---------   ------    -------
Balance at December 31, 1999.................... 1,531,662     9.21    678,311
Granted.........................................   247,500    36.19
Exercised.......................................  (152,727)    1.17
Canceled........................................  (110,483)   19.35
                                                 ---------   ------    -------
Balance at December 31, 2000.................... 1,515,952   $13.68    690,326
                                                 =========

  Stock option information as of December 31, 2000:

                                                          Options Vested and
              Options Outstanding                             Exercisable
 -------------------------------------------------    -------------------------------
                                                      Weighted Avg.
                                    Weighted Avg.       Exercise
                      Options         Remaining         Price per         Number
 Exercise Price     Outstanding     Contract Life         Share         Exercisable
 --------------     -----------     -------------     -------------     -----------
 $ 0.56 - $ 0.73       530,733          6.96             $ 0.66           530,733
  16.00 -  16.00       753,219          8.86              16.00           159,593
  25.69 -  42.25       232,000          9.56                --                --
 ---------------     ---------                                            -------
 $ 0.56 - $42.25     1,515,952          8.01             $ 4.21           690,326
 ===============     =========                                            =======

9. Redeemable Preferred Stock:

  On June 14, 1996, the Company sold 45,875.29 shares of Series A voting preferred stock (referred to as Series A preferred stock), $0.01 par value at $100 per share and 8,124.71 shares of Series B non-voting preferred stock, (referred to as Series B preferred stock), $0.01 par value at $100 per share. Series A preferred stockholders vote on a share-for-share basis with Series A voting common shareholders (see Note 10). Holders of preferred stock were entitled to receive cumulative dividends at an annual rate of 8.0% on the liquidation value of each such share. The preferred stock contained a redemption feature which allowed the holders of the preferred stock to require redemption of all of the preferred stock if certain ownership percentages are not met. The preferred stock could have been redeemed at the Company's option at any time at a price per share of $100 plus accrued and unpaid dividends. On November 23, 1999 the Company redeemed all outstanding shares of Series A and Series B preferred stock at a price of $5,400 plus $1,722 of accrued dividends. The preferred stock was retired from the proceeds received from the sale of common stock.

10. Equity Securities:

  On June 14, 1996, the Company issued and sold 1,571,294 shares of Class A voting common stock, $0.0003 par value at $0.57 per share and 1,046,079 shares of Class B non-voting common stock, $0.0003 par value at $0.57

                          RUDOLPH TECHNOLOGIES, INC.

              (In thousands, except share and per share amounts) per share. The Company also issued to the holder of the Class A voting common stock a warrant to purchase 534,951 shares of Class A common stock of the Company at a purchase price of $0.0003 per share.

  During 1998 the Company issued additional Class A voting common stock and Class B non-voting common stock in connection with certain capital contributions. The Company also issued to the holder of the Class A voting common stock warrants to purchase 945,740 shares of Class A common stock of the Company at a purchase price of $0.0003 per share based upon the holder's antidilution rights.

  In November, 1999, the Board of Directors authorized a 35.66-for-one split of the Class A and Class B outstanding common stock. All share and per share amounts in the accompanying financial statements have been adjusted for the split.

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

  The Company is authorized to issue up to 5,000,000 shares of preferred stock in series with rights, privileges and qualifications as determined by the Company's Board of Directors.

11. Employee Benefit Plans:

  The Company has a 401(k) savings plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from 1.0% to 15.0% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides a 50% match of all employee contributions up to 6 percent of the employee's salary. Company matching contributions to the Plan totaled $158, $170 and $188 for the years ended December 31, 1998, 1999 and 2000, respectively.

  In addition, the Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 1998, 1999 and 2000.

                          RUDOLPH TECHNOLOGIES, INC.

              (In thousands, except share and per share amounts)

12. Income Taxes:

  The components of income tax expense (benefit) are as follows:

                                                     Year Ended December 31,
                                                     -------------------------
                                                      1998     1999     2000
                                                     -------  -------  -------
Current:
  Federal........................................... $  (842) $    40  $ 5,062
  State.............................................    (161)      93      733
                                                     -------  -------  -------
                                                      (1,003)     133    5,795
                                                     -------  -------  -------
Deferred:
  Federal...........................................   1,549   (2,068)  (4,962)
  State.............................................      67     (244)  (1,264)
                                                     -------  -------  -------
                                                       1,616   (2,312)  (6,226)
                                                     -------  -------  -------
     Total income tax expense (benefit)............. $   613  $(2,179) $  (431)
                                                     =======  =======  =======

  Deferred tax assets are comprised of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1999     2000
                                                                 -------  ------
Amortization of intangibles..................................... $ 6,211  $6,198
Deferred revenue................................................     --    1,737
Deferred interest...............................................   2,701     --
Inventory obsolescence reserve..................................     219     372
Fixed assets....................................................      97     136
Warranty........................................................     180     392
Accounts receivable.............................................     114     172
Employee stock options..........................................     --      294
Research credits................................................     779     --
Other...........................................................     224     161
Net operating loss carryforwards................................     387     --
Less valuation allowance........................................  (8,600)    --
                                                                 -------  ------
Net deferred tax asset.......................................... $ 2,312  $9,462
                                                                 =======  ======

  During the years ended December 31, 1999 and 2000, the valuation allowance decreased approximately $2.8 million and $8.6 million, respectively. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. The reductions in 1999 and 2000 were primarily due to changes in economic circumstances which made the realization of deferred tax assets relating to deferred interest and amortization of intangibles, more likely than not.

                          RUDOLPH TECHNOLOGIES, INC.

              (In thousands, except share and per share amounts)

  The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income taxes as follows:

                                                 Year Ended December 31,
                                                 ---------------------------
                                                  1998      1999      2000
                                                 -------   -------   -------
Federal income tax provision (benefit) at
 statutory rate................................. $(4,578)  $   370   $ 8,611
State taxes, net of federal effect..............    (161)      132      (345)
Change in valuation allowance...................   5,386    (2,841)   (8,600)
Other...........................................     (34)      160       (97)
                                                 -------   -------   -------
Provision (benefit) for income taxes............ $   613   $(2,179)  $  (431)
                                                 =======   =======   =======
Effective tax rate..............................      (5)%    (200)%      (2)%
                                                 =======   =======   =======

  Earnings subject to foreign taxation and foreign taxes paid were not material.

13. Related Party Transactions:

  Upon the completion of the Company's initial public offering on November 12, 1999, the Company terminated the management, consulting and financial services agreement it had with related parties for an annual fee. Such services included, but were not limited to, advice and assistance concerning any and all aspects of the operation, planning and financing of the Company. Management fee expense amounted to $200 and $173 for the years ended December 31, 1998 and 1999, respectively.

14. Geographic Reporting and Customer Concentration:

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1998    1999    2000
                                                       ------- ------- -------
Revenues from third parties:
  United States....................................... $ 8,388 $17,959 $39,902
  Asia................................................   8,380  10,798  34,765
  Europe..............................................   3,289   7,578  10,695
  Other...............................................      49   1,760   2,745
                                                       ------- ------- -------
     Total............................................ $20,106 $38,095 $88,107
                                                       ======= ======= =======
Customers comprising 10% or more of the Company's
 total revenue for the period indicated:
  A...................................................   19.8%   31.2%   19.4%
  B...................................................   17.6%    6.3%   21.9%
  C...................................................   15.3%    5.8%     --
  D...................................................   11.1%    6.0%    3.3%

  Substantially all of the assets of the Company are within the United States of America.

15. Earnings Per Share:

  The Company has adopted SFAS No. 128, Earnings per Share, which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

                          RUDOLPH TECHNOLOGIES, INC.

              (In thousands, except share and per share amounts)

  The computations of Basic EPS and Diluted EPS for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                          Income/(loss)    Shares     Per-Share
                                           (Numerator)  (Denominator)  Amount
                                          ------------- ------------- ---------
For the year ended December 31, 1998
Net loss................................    $(14,078)
Preferred stock dividends...............        (507)
                                            --------
Basic EPS:
  Net loss available to common
   stockholders.........................    $(14,585)     4,503,396    $(3.24)
  Effect of dilutive stock options......         --             --        --
                                            --------     ----------    ------
Diluted EPS:
  Net loss available to common
   stockholders ........................    $(14,585)     4,503,396    $(3.24)
                                            ========     ==========    ======
For the year ended December 31, 1999
Net income..............................    $  2,839
Preferred stock dividends...............        (508)
                                            --------
Basic EPS:
  Net income available to common
   stockholders.........................    $  2,331      7,880,622    $ 0.30
  Effect of dilutive stock options......         --       2,550,855     (0.08)
                                            --------     ----------    ------
Diluted EPS:
  Net income available to common
   stockholders ........................    $  2,331     10,431,477    $ 0.22
                                            ========     ==========    ======
For the year ended December 31, 2000
Net income..............................    $ 23,576
Preferred stock dividends...............         --
                                            --------
Basic EPS:
  Net income ...........................    $ 23,576     14,773,295    $ 1.60
  Effect of dilutive stock options......         --       1,031,893     (0.11)
                                            --------     ----------    ------
Diluted EPS:
  Net income ...........................    $ 23,576     15,805,188    $ 1.49
                                            ========     ==========    ======

  For the year ended December 31, 1998, the Company had outstanding options and warrants to purchase an aggregate 3,033,208 shares of common stock, which were excluded from the calculation of earnings per share for such period, due to the anti-dilutive nature of these instruments. For the year ended December 31, 1999, all outstanding options and warrants were included in the calculation of earnings per share. For the year ended December 31, 2000, the Company had outstanding options to purchase 184,750 shares of common stock which were excluded from the calculation due to the anti-dilutive nature of these instruments.

16. Comprehensive Income

  The disclosures required by SFAS No. 130, "Reporting Comprehensive Income" have been included within the consolidated stockholders' equity (deficit) statement. The difference between net income/(loss) and comprehensive income/(loss) for the Company is due to currency translation adjustments. The effects of income taxes on comprehensive income were not material.

17. Quarterly Consolidated Financial Data (unaudited)

  The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2000. In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments

                          RUDOLPH TECHNOLOGIES, INC.

              (In thousands, except share and per share amounts)
(consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

  The Company's business is not seasonal; therefore year-over-year quarterly comparisons of the Company's results of operations may not be as meaningful as the sequential quarterly comparisons set forth below which tend to reflect the cyclical activity of the semiconductor industry as a whole. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year.

  As discussed in Note 2B, the Company changed its accounting method for revenue recognition in the fourth quarter of the year ended December 31, 2000, effective January 1, 2000. Accordingly, the following unaudited quarterly consolidated financial data for the first three quarters of the year ended December 31, 2000 has been restated to reflect the impact of the change in accounting method as if adopted on January 1, 2000.

                                                                                                 Fourth
                                                                                                Quarter
                                                                                                 Ended
                          First Quarter Ended   Second Quarter Ended     Third Quarter Ended  December 31,
                            March 31, 2000          June 30, 2000        September 30, 2000       2000       Total
                         ---------------------  ----------------------  --------------------- ------------ ----------
                             As                     As                      As
                         Previously     As      Previously      As      Previously     As          As          As
                          Reported   Restated    Reported    Restated    Reported   Restated    Reported    Reported
                         ---------- ----------  ----------  ----------  ---------- ---------- ------------ ----------
Revenues................    $16,993    $15,842     $20,003     $19,901     $24,649    $23,440     $28,924     $88,107
Gross profit............      9,025      7,874      10,769      10,667      13,138     11,928      15,784      46,253
Income before income
 taxes and cumulative
 effect of change in
 accounting principle...      4,621      3,470       6,051       5,948       7,492      6,283       8,902      24,603
Cumulative effect of
 change in accounting
 principle..............        --       1,458         --          --          --         --          --        1,458
Income taxes............      1,770      1,329      (2,525)     (2,564)      1,189        729          75        (431)
Net income..............      2,851        683       8,576       8,512       6,303      5,554       8,827      23,576
Basic:
 Income before
  cumulative effect of
  change in accounting
  principle.............    $  0.19    $  0.14     $  0.58     $  0.58     $  0.43    $  0.38     $  0.59     $  1.69
 Cumulative effect of
  change in accounting
  principle.............        --       (0.09)        --          --          --         --          --        (0.09)
 Net income.............    $  0.19    $  0.05     $  0.58     $  0.58     $  0.43    $  0.38     $  0.59     $  1.60
Diluted:
 Income before
  cumulative effect of
  change in accounting
  principle.............    $  0.18    $  0.13     $  0.54     $  0.54     $  0.40    $  0.35     $  0.56     $  1.58
 Cumulative effect of
  change in accounting
  principle.............        --       (0.09)        --          --          --         --          --        (0.09)
 Net income.............    $  0.18    $  0.04     $  0.54     $  0.54     $  0.40    $  0.35     $  0.56     $  1.49

Weighted average number
 of shares outstanding:
Basic................... 14,684,706 14,684,706  14,730,631  14,730,631  14,801,773 14,801,773  14,859,795  14,773,295
Diluted................. 15,864,997 15,864,997  15,756,738  15,756,738  15,797,230 15,797,230  15,760,343  15,805,188

                           RUDOLPH TECHNOLOGIES, INC.

               (In thousands, except share and per share amounts)

                                               Quarters Ended
                         --------------------------------------------------------------  ---
                         March 31,    June 30,   September 30,  December
                            1999        1999         1999       31, 1999       Total
                         ----------  ----------  ------------- -----------  -----------
Revenues................ $    6,532  $    8,638   $   10,050   $    12,875  $    38,095
Gross profit............      3,303       4,494        5,308         6,689       19,794
Income (loss) before
 income taxes and
 extraordinary item.....       (445)        358          378           796        1,087
Extraordinary item......        --          --           --            427          427
Income taxes............         93         --            28        (2,300)      (2,179)
Net income (loss).......       (671)        222          196         2,584        2,331
Net income per share:
Basic:
 Income before
  extraordinary item.... $    (0.08) $     0.05   $     0.05   $      0.28  $      0.41
 Extraordinary item.....        --          --           --          (0.04)       (0.05)
 Preferred stock
  dividends.............      (0.02)      (0.02)       (0.02)          --         (0.06)
 Net income............. $    (0.10) $     0.03   $     0.03   $      0.24  $      0.30
Diluted:
 Income before
  extraordinary item.... $    (0.08) $     0.04   $     0.04   $      0.24  $      0.33
 Extraordinary item.....        --          --           --          (0.04)       (0.04)
 Preferred stock
  dividends.............      (0.02)      (0.01)       (0.02)          --         (0.05)
 Net income............. $    (0.10) $     0.03   $     0.02   $      0.20  $      0.22
Weighted average number
 of shares outstanding:
Basic...................  6,732,394   6,794,223    7,103,365    10,892,503    7,880,622
Diluted.................  6,732,394   8,839,925    9,149,067    12,694,442   10,431,477

                           RUDOLPH TECHNOLOGIES, INC.

                 SCHEDULE I--VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

           Column A                   Column B           Column C           Column D    Column E
           --------                 ------------ ------------------------- ----------  ----------
                                     Balance at  Charged to   Charged to               Balance at
                                    Beginning of  Costs &       Other                    End of
          Description                  Period     Expenses  Accounts (net) Deductions    Period
          -----------               ------------ ---------- -------------- ----------  ----------
Year 2000:
Allowance for doubtful accounts....   $   300      $  143        --          $  --      $   443
Deferred tax asset valuation
  allowance........................     8,600         --         --           8,600         --
Inventory valuation................       575         385        --             --          960
Year 1999:
Allowance for doubtful accounts....       294           6        --             --          300
Deferred tax asset valuation
  allowance........................    11,441         --         --           2,841       8,600
Inventory valuation................       413         162        --             --          575
Year 1998:
Allowance for doubtful accounts....       500          71        --             277(a)      294
Deferred tax asset valuation
  allowance........................     5,864       5,577        --             --       11,441
Inventory valuation................       540       1,407        --           1,534         413

--------
a)Amounts written off as uncollectible.

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


                   Signature                              Title                   Date
                   ---------                              -----                   ----

           /s/ Paul F. McLaughlin               Chairman and Chief          February 12, 2001
 _____________________________________________   Executive Officer
               Paul F. McLaughlin

             /s/ Steven R. Roth                 Vice President, Chief       February 12, 2001
 _____________________________________________   Financial Officer
                 Steven R. Roth                  (Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer)

             /s/ David Belluck                  Director                    February 14, 2001
 _____________________________________________
                 David Belluck

            /s/ Daniel H. Berry                 Director                    February 12, 2001
 _____________________________________________
                Daniel H. Berry

               /s/ Paul Craig                   Director                    February 14, 2001
 _____________________________________________
                   Paul Craig

           /s/ Stephen J. Fisher                Director                    February 12, 2001
 _____________________________________________
               Stephen J. Fisher

            /s/ Carl E. Ring, Jr                Director                    February 12, 2001
 _____________________________________________
                Carl E. Ring, Jr

           /s/ Richard F. Spanier               Director                    February 12, 2001
 _____________________________________________
               Richard F. Spanier

            /s/ Aubrey C. Tobey                 Director                    February 13, 2001
 _____________________________________________
                Aubrey C. Tobey