Form 10-Q
period 2001-03-31
RUDOLPH TECHNOLOGIES INC
filed 2001-05-14
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: March 31, 2001

OR

    [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the transition period from              to

Commission File No. 000-27965

RUDOLPH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3531208
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

One Rudolph Road,
Flanders, New Jersey  07836
(Address of principal executive offices, including zip code)

(973) 691-1300
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        The number of outstanding shares of the Registrant's Common Stock on May 8, 2001 was 16,062,557.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$ 77,050	$ 29,736
Accounts receivable, net	31,376	27,132
Inventories	25,311	23,773
Prepaid expenses and other current assets	2,677	4,527
Total current assets	136,414	85,168
Net property, plant and equipment	4,216	3,824
Intangibles	2,435	2,520
Deferred taxes	6,429	6,628
Other assets	410	414
Total assets	$ 149,904	$ 98,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 6,553	$ 7,062
Other current liabilities	9,827	7,919
Total current liabilities	16,380	14,981
Other long-term liabilities	45	65
Total liabilities	16,425	15,046

Commitments and contingencies

Stockholders' equity
Common stock	16	15
Additional paid-in capital	131,221	87,385
Other comprehensive loss	(244)	(275)
Accumulated earnings/(deficit)	2,486	(3,617)
Total stockholders' equity	133,479	83,508
Total liabilities and stockholders' equity	$ 149,904	$ 98,554

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Revenues	$ 30,561	$ 15,842
Cost of revenues	13,813	7,968
Gross profit	16,748	7,874
Operating expenses:
Research and development	2,946	1,741
Selling, general and administrative	4,740	3,077
Amortization	85	85
Total operating expenses	7,771	4,903
Operating income	8,977	2,971
Interest income and other, net	(714)	(499)
Income before income taxes and cumulative effect on prior years of the application of SAB 101	9,691	3,470
Provision for income taxes	3,590	1,329
Cumulative effect on prior years of the application of SAB 101, net of tax of $924	-	1,458
Net income	$ 6,101	$ 683

Net income per share:
Basic	$ 0.40	$ 0.05
Diluted	$ 0.38	$ 0.04

Weighted average shares outstanding:
Basic	15,363,284	14,684,706
Diluted	16,057,313	15,864,997

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2001	2000
Cash flows from operating activities:
Net income	$ 6,101	$ 683
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	85	85
Depreciation	192	149
Tax benefit for exercise of employee stock options	1,030	-
Provision for doubtful accounts	(34)	171
Deferred income taxes	691	405
Decrease (increase) in assets:
Accounts receivable	(4,235)	(5,340)
Income taxes receivable	1,349	-
Inventories	(1,565)	(1,402)
Prepaid expenses and other	116	108
Increase (decrease) in liabilities:
Accounts payable	(587)	213
Accrued liabilities	85	(191)
Income taxes payable	497	-
Deferred revenue	288	3,813
Other liabilities	1,110	(760)
Net cash provided by (used in) operating activities	5,123	(2,066)
Cash flows from investing activities:
Purchase of property, plant and equipment	(590)	(194)
Proceeds from disposal of property, plant and equipment	-	9
Net cash used in investing activities	(590)	(185)
Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	42,035	-
Exercise of employee stock options and employee stock purchase plan	773	-
Net cash provided by financing activities	42,808	-
Effect of exchange rate changes on cash	(27)	3
Net increase (decrease) in cash and cash equivalents	47,314	(2,248)
Cash and cash equivalents at beginning of period	29,736	35,076
Cash and cash equivalents at end of period	$ 77,050	$ 32,828

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with generally accepted accounting principles.   Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The results for the three month period ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year.  This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $409 and $443 as of March 31, 2001 and December 31, 2000, respectively.

NOTE 3.    Inventories

	March 31,	December 31,
	2001	2000
Materials	$14,033	$10,701
Work-in-process	9,596	11,295
Finished goods	1,682	1,777
Total inventories	$25,311	$23,773

NOTE 4.   Property, Plant and Equipment
	March 31,	December 31,
	2001	2000
Land and building	$1,969	$1,639
Machinery and equipment	881	882
Furniture and fixtures	986	864
Computer equipment	1,757	1,643
Leasehold improvements	844	832
	6,437	5,860
Accumulated depreciation	(2,221)	(2,036)
Net property, plant and equipment	$4,216	$3,824

NOTE 5.   Comprehensive Income

        The disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income have been included below.   The difference between net income and comprehensive income for the Company is due to currency translation adjustments.  The effects of income taxes on comprehensive income was not material.

        For the three months ended March 31, 2001 and the three months ended March 31, 2000 comprehensive income amounted to $6,132 and $691, respectively.

NOTE 6.   Income Per Share

        Basic income per share, is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Dilutive common equivalent shares consist of stock options for the three months ended March 31, 2001 and the three months ended March 31, 2000.  During the three months ended March 31, 2001, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  The weighted average number of stock options excluded from the computation of diluted earnings per share during the three month period ended March 31, 2001 was 289,667.

        The Company's basic and diluted net income per share amounts are as follows:
	Three Months Ended
	March 31,
	2001	2000
Numerator:
Net income available to common shareholders	$ 6,101	$ 683

Denominator:
Basic net income per share - weighted average shares outstanding	15,363,284	14,684,706
Effect of potential dilutive securities:
Employee stock options - dilutive shares	694,029	1,180,291

Diluted net income per share - weighted average shares outstanding	16,057,313	15,864,997

Net income per share:
Basic	$ 0.40	$ 0.05
Diluted	$ 0.38	$ 0.04

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

        Preliminary motions and statements have been filed and depositions taken.   In November 1999 the Patent Office denied the Company's request to dismiss the proceedings.   If the Company loses the interference, a reissue patent will be granted to Therma-Wave permitting Therma-Wave to assert patent rights against the ellipsometers the Company uses in its transparent thin film measurement systems.  In that event, the Company could assert a defense of intervening rights against Therma-Wave's reissued patent since the Company relied on the restricted claims of Therma-Wave's original patent.   If the intervening rights defense and other defenses fail, the Company would either have to pay future royalties to Therma-Wave or redesign its transparent thin film measurement systems.  Management is unable to estimate the ultimate resolution of this matter.  However, should the Company be required to pay royalties or redesign its products, it could have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business.  Other than the Therma-Wave, Inc. patent interference proceeding discussed above, we are not involved in any material legal proceedings.

NOTE 8.   Geographic Reporting and Customer Concentration

        Revenue by geographic region:
	Three Months Ended
	March 31,
	2001	2000
United States	$18,634	$7,699
Asia	10,301	5,573
Europe	1,626	2,570
Total	$30,561	$15,842

        Customers comprising 10% or more of revenue:
	Three Months Ended
	March 31,
	2001	2000
A	47.3%	36.3%
B	4.9%	13.9%

NOTE 9. Recent Accounting Pronouncements

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

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.   Actual results may differ materially from those projected in such forward looking statements for a number of factors, risks and uncertainties, including the risk factors set forth in this current report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations for the Three Month Periods Ended March 31, 2001 and 2000

        Revenues.     Our revenues are derived from the sale of our metrology systems, services and spare parts.  Our revenues were $30.6 million for the three month period ended March 31, 2001, compared to $15.8 million for the same period in the prior year, representing an increase of 93% for the period.  This change was primarily due to increases in unit volume shipments to existing customers and expanded sales of new products.

       Cost of Revenues and Gross Profit.     Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $16.7 million for the three month period ended March 31, 2001, compared to $7.9 million for the same period in the prior year.  Our gross profit represented 55% of our revenues for the three month period ended March 31, 2001 and 50% of our revenues for the same period in the prior year.   The increase in gross margin from the three month period ended March 31, 2000 to the three month period ended March 31, 2001 is due to higher revenue covering a larger portion of fixed costs and product mix.  The increase in gross profit dollars was the result of higher unit sales.

        Research and Development.     Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expenses were $2.9 million for the three month period ended March 31, 2001, compared to $1.7 million for the same period in the prior year.  As a percentage of revenue, research and development expense represented 10% of our  revenues for the three month period ended March 31, 2001 and 11% of our revenues for the same period in the prior year.  The dollar increase in research and development expenses from the three month period ended March 31, 2000 to the three month period ended March 31, 2001 resulted from higher personnel related and parts cost associated with new product development and facilities expansion.   The decrease in research and development expenses as a percentage of revenues resulted from higher revenues in the three month period ended March 31, 2001.

        Selling, General and Administrative.     Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general and administrative personnel, as well as commissions, royalties for licensed technology and other non-personnel related expenses.  Our selling, general and administrative expense was $4.7 million for the three month period ended March 31, 2001, compared to $3.1 million for the same period of the prior year.  Selling, general and administrative expense represented 16% of our revenues for the three month period ended March 31, 2001 and 19% of our revenues for the same period of the prior year.  The dollar increase in selling, general and administrative expense from the three month period ended March 31, 2000 to the three month period ended March 31, 2001 is due primarily to increased commissions, royalties on licensed technology, and higher compensation expense related to corporate incentive plans. The decrease in selling, general and administrative expense as a percentage of revenues resulted from higher revenues in the three month period ended March 31, 2001.

        Amortization.      Amortization expense is related to the core technology and goodwill we acquired from our predecessor company in 1996. Amortization expense was $0.1 million for each of the three month periods ended March 31, 2001 and 2000.

        Interest income and other, net.     Interest income and other, net was $0.7 million for the three month period ended March 31, 2001, compared to $0.5 million for the same period in the prior year.   The increase in interest income earned by us in the three month period ended March 31, 2001 was the result of investing the net proceeds from our follow-on public offering of common stock not immediately needed to support our operations.

        Income Taxes.     We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".  We anticipate our effective tax rate for the year to be approximately 37%.

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

        Liquidity and Capital Resources

        At March 31, 2001, we had $77.1 million of cash and cash equivalents and $120.0 million in working capital.  At December 31, 2000 we had $29.7 million of cash and cash equivalents and $70.2 million in working capital.

       For the three month period ended March 31, 2001, operating activities provided $5.1 million in cash.   Net cash used for operating activities was $2.1 million for the three month period ended March 31, 2000.  The net cash provided by operating activities during the three month period ended March 31, 2001 was primarily a result of net income of $6.1 million and a tax benefit for the exercise of employee stock options of $1.0 million, partially offset by having to fund an increase in accounts receivable of $4.2 million.  The net cash used in operating activities for the three month period ended March 31, 2000 was primarily to fund an increase in accounts receivable of $5.3 million and inventories of $1.4 million, partially offset by an increase in deferred revenue of $3.8 million and net income of $0.7 million.  Net cash used in investing activities during the three month period ended March 31, 2001 includes capital expenditures of $0.6 million primarily to fund building renovations on our corporate headquarters and to purchase computer equipment necessary for our operations.  Net cash used in investing activities during the three month period ended March 31, 2000 of $0.2 million was primarily for the purchase of software and related computer equipment.  Net cash provided by financing activities for the three month period ended March 31, 2001 of $42.8 million was primarily due to the completion of our follow-on public offering of 1,000,000 shares of common stock at $45.00 per share.  Net proceeds to us after the underwriter's discount and other fees amounted to $42.0 million.

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

Factors that May Affect Future Results

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so

        Our operating results will be subject to significant variation due to the cyclical nature of the semiconductor device industry.  We believe the semiconductor device industry is currently experiencing a downturn.  While we are not able to predict the duration or severity of this downturn or the effect it may have on our operating results, past downturns have seriously harmed our operating results.  Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors.  The semiconductor device industry is cyclical and has historically experienced periodic downturns, which have often resulted in substantial decreases in the semiconductor device industry's demand for capital equipment, including its thin film metrology equipment.  There is typically a six to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers. In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues.  The semiconductor device industry experienced downturns in 1998 and 1996, during which industry revenues declined by an estimated 8.4% and 8.6% as reported by World Semiconductor Trade Statistics, Inc.  Our revenues decreased from $35.3 million in 1997 to $20.1 million in 1998.  This current downturn and any future downturn in the semiconductor device industry, or any failure of that industry to continue capital expenditures, may seriously harm our business, financial condition and results of operations.

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

            - changes in customer demand for our systems, which is influenced by economic conditions in the semiconductor device industry, demand for products that use semiconductors, market acceptance of our systems and those of our customers and changes in our product offerings;

            - seasonal variations in customer demand, including the tendency of European sales to slow significantly in the third quarter of each year;

            - the timing, cancellation or delay of customer orders and shipments;

            - product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements; and

            - the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels.

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

        - the efforts of our sales force and our independent sales representatives and distributors;

        - the complexity of the customer's fabrication processes;

        - the internal technical capabilities and sophistication of the customer;

        - the customer's budgetary constraints; and

        - the quality and sophistication of the customer's current metrology equipment.

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

Our ability to reduce costs is limited by our ongoing need to invest in research and development

        Our industry is characterized by the need for continual investment in research and development as well as customer service and support. As a result of our need to maintain our spending levels in these areas, our operating results could be materially harmed if our revenues fall below expectations.  In addition, because of our emphasis on research and development and technological innovation, our operating costs may increase further in the future.  We expect our level of research and development expenses to increase in absolute dollar terms for at least the next several years.

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

We rely upon independent sales representatives and distributors for a significant portion of our sales, and a disruption in our relationships with these representatives or distributors could have a negative impact on our sales in Japan, China and Singapore

        Historically, a substantial portion of our sales have been made through independent sales representatives and distributors.  We expect that sales through independent sales representatives and distributors will represent a material portion of our sales for the next several years.   In particular, all of our sales in Japan will continue to be made through an independent distributor for the next several years.  In addition, all our sales in China will continue to be made through independent sales representatives.   In some locations, including Japan, our independent sales representatives or distributors also provide field service to our customers.  The activities of these representatives and distributors are not within our control.  A reduction in the sales or service efforts or financial viability of any of our independent sales representatives and distributors, or a termination of our relationships with them, could harm our sales, our financial results and our ability to support our customers.   Although we believe that we maintain good relations with our independent sales representatives and distributors, such relationships may nevertheless deteriorate in the future.

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
Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

       We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

        Unexpected changes in regulatory requirements including tariffs and other market barriers.   The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products.  Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargoes, excise taxes or other restrictions imposed by their governments on trade with United States companies such as ourselves. Any such restrictions could lead to a reduction in our sales to customers in these countries.

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

        These provisions provide for:

        - a prohibition on stockholder actions through written consent;

        - a requirement that special meetings of stockholders be called only by our chief executive officer or board of directors;

        - advance notice requirements for stockholder proposals and director nominations by stockholders;

        - limitations on the ability of stockholders to amend, alter or repeal our by-laws; and

        - the authority of our board to issue, without stockholder approval, preferred stock with such terms as the board may determine.

        We will also be afforded the protections of Section 203 of the Delaware  General Corporation Law, which could have similar effects.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We place our investments with high credit quality issuers and by policy, are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.  As of March 31, 2001, our investments consisted primarily of commercial paper that matures in less than three months.

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

PART II    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits

               None.

        (b) Reports on Form 8-K

                We did not file any reports on Form 8-K during our first quarter of 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                          Rudolph Technologies, Inc.

Date: May 14, 2001

                                                                                                          By:  /s/ Paul F. McLaughlin
                                                                                                                                      Paul F. McLaughlin
                                                                                                                       Chairman and Chief Executive Officer

Date: May 14, 2001

                                                                                                          By:   /s/ Steven R. Roth
                                                                                                                                           Steven R. Roth
                                                                                                                    Vice President, Chief Financial Officer