Form 10-Q
period 2001-06-30
RUDOLPH TECHNOLOGIES INC
filed 2001-08-14
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: June 30, 2001

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        The number of outstanding shares of the Registrant's Common Stock on August 6, 2001 was 16,082,121.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

Item 6.

Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$ 86,636	$ 29,736
Accounts receivable, net	26,823	27,132
Inventories	25,259	23,773
Prepaid expenses and other current assets	1,909	4,527
Total current assets	140,627	85,168
Net property, plant and equipment	5,359	3,824
Intangibles	2,351	2,520
Deferred taxes	6,121	6,628
Other assets	325	414
Total assets	$ 154,783	$ 98,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 6,329	$ 7,062
Other current liabilities	9,343	7,919
Total current liabilities	15,672	14,981
Other long-term liabilities	45	65
Total liabilities	15,717	15,046

Commitments and contingencies

Stockholders' equity
Common stock	16	15
Additional paid-in capital	132,759	87,385
Other comprehensive loss	(312)	(275)
Accumulated earnings/(deficit)	6,603	(3,617)
Total stockholders' equity	139,066	83,508
Total liabilities and stockholders' equity	$ 154,783	$ 98,554

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues	$ 23,088	$ 19,901	$ 53,649	$ 35,743
Cost of revenues	11,089	9,234	24,902	17,202
Gross profit	11,999	10,667	28,747	18,541
Operating expenses:
Research and development	3,481	1,966	6,427	3,706
Selling, general and administrative	2,760	3,213	7,501	6,292
Amortization	85	85	169	169
Total operating expenses	6,326	5,264	14,097	10,167
Operating income	5,673	5,403	14,650	8,374
Interest income and other, net	(860)	(545)	(1,575)	(1,044)
Income before income taxes and cumulative effect on prior years of the application of SAB 101	6,533	5,948	16,225	9,418
Provision (benefit) for income taxes	2,416	(2,564)	6,006	(1,235)
Cumulative effect on prior years of the application of SAB 101, net of tax of $924	-	-	-	1,458
Net income	$ 4,117	$ 8,512	$ 10,219	$ 9,195

Net income per share:
Basic	$ 0.26	$ 0.58	$ 0.65	$ 0.63
Diluted	$ 0.25	$ 0.54	$ 0.62	$ 0.58

Weighted average shares outstanding:
Basic	16,039,391	14,730,631	15,703,506	14,707,850
Diluted	16,712,286	15,756,738	16,386,236	15,820,062

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 10,219	$ 9,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	169	169
Depreciation	430	301
Tax benefit for exercise of employee stock options	1,535	-
Provision for doubtful accounts	(50)	38
Deferred income taxes	1,716	(4,199)
Decrease (increase) in assets:
Accounts receivable	334	(8,973)
Income taxes receivable	1,349	-
Inventories	(1,530)	(4,240)
Prepaid expenses and other	196	163
Increase (decrease) in liabilities:
Accounts payable	(1,300)	886
Accrued liabilities	(8)	531
Income taxes payable	593	177
Deferred revenue	1,833	3,579
Other liabilities	(415)	220
Net cash provided by (used in) operating activities	15,071	(2,153)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,962)	(404)
Proceeds from disposal of property, plant and equipment	-	16
Net cash used in investing activities	(1,962)	(388)
Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	42,031	-
Exercise of employee stock options and employee stock purchase plan	1,808	47
Net cash provided by financing activities	43,839	47
Effect of exchange rate changes on cash	(48)	2
Net increase (decrease) in cash and cash equivalents	56,900	(2,492)
Cash and cash equivalents at beginning of period	29,736	35,076
Cash and cash equivalents at end of period	$ 86,636	$ 32,584

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with generally accepted accounting principles.   Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The results for the three and six month periods ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.  This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $393 and $443 as of June 30, 2001 and December 31, 2000, respectively.

NOTE 3.    Inventories

	June 30,	December 31,
	2001	2000
Materials	$ 16,104	$ 10,701
Work-in-process	6,154	11,295
Finished goods	3,001	1,777
Total inventories	$ 25,259	$ 23,773

NOTE 4.   Property, Plant and Equipment
	June 30,	December 31,
	2001	2000
Land and building	$ 2,389	$ 1,639
Machinery and equipment	1,401	882
Furniture and fixtures	1,034	864
Computer equipment	2,146	1,643
Leasehold improvements	847	832
	7,817	5,860
Accumulated depreciation	(2,458)	(2,036)
Net property, plant and equipment	$ 5,359	$ 3,824

NOTE 5.   Comprehensive Income

        The disclosures required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") have been included below.   The difference between net income and comprehensive income for the Company is due to currency translation adjustments.  The effects of income taxes on comprehensive income was not material.

        For the three and six months ended June 30, 2001 comprehensive income amounted to $4,050 and $10,182, respectively.  Comprehensive income for the three and six months ended June 30, 2000 was $8,506 and $9,197, respectively.

NOTE 6.   Income Per Share

        Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Dilutive common equivalent shares consist of stock options for the three and six months ended June 30, 2001 and June 30, 2000.  During the three and six months ended June 30, 2001 and the three and six months ended June 30, 2000, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  The weighted average number of stock options excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2001 were 24,562 and 23,032, respectively.  For the three and six months ended June 30, 2000 the weighted average number of stock options excluded from the computation of diluted earnings per share were 31,267 and 13,789, respectively.

        The Company's basic and diluted net income per share amounts are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Numerator:
Net income	$ 4,117	$ 8,512	$ 10,219	$ 9,195

Denominator:
Basic net income per share - weighted average shares outstanding	16,039,391	14,730,631	15,703,506	14,707,850
Effect of potential dilutive securities:
Employee stock options - dilutive shares	672,895	1,026,107	682,730	1,112,212

Diluted net income per share - weighted average shares outstanding	16,712,286	15,756,738	16,386,236	15,820,062

Net income per share:
Basic	$ 0.26	$ 0.58	$ 0.65	$ 0.63
Diluted	$ 0.25	$ 0.54	$ 0.62	$ 0.58

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

NOTE 8.   Geographic Reporting and Customer Concentration

        Revenue by geographic region:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
United States	$ 7,839	$ 9,036	$ 26,473	$16,770
Asia	8,402	7,450	18,703	12,952
Europe	4,934	3,413	6,560	6,014
Other	1,913	2	1,913	7
Total	$ 23,088	$ 19,901	$ 53,649	$35,743

        Customers comprising 10% or more of revenue:
	Six Months Ended
	June 30,
	2001	2000
A	40.4%	25.6%
B	8.5%	11.7%

NOTE 9. Recent Accounting Pronouncements

        During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133").  The Company does not utilize derivatives thus SFAS 133 had no impact on the Company's operations or financial position.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002).  SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2001 and 2000

        Revenues.     Our revenues are derived from the sale of our metrology systems, services and spare parts.  Our revenues were $23.1 million and $53.6 million for the three and six month periods ended June 30, 2001, compared to $19.9 million  and $35.7 million for the same periods in the prior year, representing an increase of 16% and 50% for the respective periods.  This change was primarily due to increases in unit volume shipments of our MetaPULSE product line to existing customers and expanded sales of new products.

       Cost of Revenues and Gross Profit.     Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $12.0 million and $28.7 million for the three and six month periods ended June 30, 2001, compared to $10.7 million and $18.5 million for the same periods in the prior year.  Our gross profit represented 52% and 54% of our revenues for the three and six month periods ended June 30, 2001, compared to 54% and 52% of our revenues for the same periods in the prior year.   The decrease in gross profit as a percentage of revenue for the three month period ended June 30, 2001 compared to June 30, 2000 is the result of higher customer service organization and fixed manufacturing costs.

        Research and Development.     Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expenses were $3.5 million and $6.4 million for the three and six month periods ended June 30, 2001, compared to $2.0 million and $3.7 million for the same periods in the prior year.  As a percentage of revenue, research and development expense represented 15% and 12% of our  revenues for the three and six month periods ended June 30, 2001, compared to 10% of our revenues for both of the same periods in the prior year.  The percentage of revenue and dollar increase in research and development expenses resulted from higher personnel related and parts cost associated with new product development and facilities expansion.

        Selling, General and Administrative.     Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general and administrative personnel, as well as commissions, royalties for licensed technology and other non-personnel related expenses.  Our selling, general and administrative expense was $2.8 million and $7.5 million for the three and six month periods ended June 30, 2001, compared to $3.2 million and $6.3 million for the same periods of the prior year.  Selling, general and administrative expense represented 12% and 14% of our revenues for the three and six month periods ended June 30, 2001, compared to 16% and 18% of our revenues for the same periods of the prior year.  The dollar decrease in selling, general and administrative expense from the three month period ended June 30, 2000 to the three month period ended June 30, 2001 is due primarily to cost cutting initiatives, such as, travel limitation, employee reductions and salary freezes as well as the completion of system projects.  The decrease in selling, general and administrative expense as a percentage of revenues resulted from higher revenues in the three and six month periods ended June 30, 2001.

        Amortization.      Amortization expense is related to the core technology and goodwill we acquired from our predecessor company in 1996.  Amortization expense was $0.1 million and $0.2 million for each of the three and six month periods ended June 30, 2001 and 2000.

        Interest income and other, net.     Interest income and other, net was $0.9 million and $1.6 million for the three and six month periods ended June 30, 2001, compared to $0.5 million and $1.0 million for the same periods in the prior year.   The increase in interest income earned by us in the three and six month periods ended June 30, 2001 was the result of investing the net proceeds from our follow-on public offering of common stock not immediately needed to support our operations.

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

        Liquidity and Capital Resources

        At June 30, 2001, we had $86.6 million of cash and cash equivalents and $125.0 million in working capital.  At December 31, 2000 we had $29.7 million of cash and cash equivalents and $70.2 million in working capital.

       For the six month period ended June 30, 2001, operating activities provided $15.1 million in cash.   Net cash used for operating activities was $2.2 million for the six month period ended June 30, 2000.  The net cash provided by operating activities during the six month period ended June 30, 2001 was primarily a result of net income of $10.2 million, a decrease in deferred revenue of $1.8 million, a tax benefit for the exercise of employee stock options of $1.5 million, and the receipt of an income tax receivable of $1.3 million.  The net cash used in operating activities for the six month period ended June 30, 2000 was primarily to fund an increase in accounts receivable of $9.0 million and inventories of $4.2 million, partially offset by an increase in deferred revenue of $3.6 million and net income of $9.2 million.  Net cash used in investing activities during the six month period ended June 30, 2001 includes capital expenditures of $2.0 million primarily to fund building renovations on our corporate headquarters, internal training tools and to purchase computer equipment necessary for our operations.  Net cash used in investing activities during the six month period ended June 30, 2000 of $0.4 million was primarily for the purchase of software and related computer equipment.  Net cash provided by financing activities for the six month period ended June 30, 2001 of $43.8 million was primarily due to the completion of our follow-on public offering of 1,000,000 shares of common stock at $45.00 per share.  Net proceeds to us after the underwriter's discount and other fees amounted to $42.0 million.

        Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment commitments, which will affect our ability to generate additional cash.  We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means.   There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Factors that May Affect Future Results

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so

        Our operating results will be subject to significant variation due to the cyclical nature of the semiconductor device industry.  We believe the semiconductor device industry is currently experiencing a downturn.  While we are not able to predict the duration or severity of this downturn or the effect it may have on our operating results, past downturns have seriously harmed our operating results.  Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors.  The semiconductor device industry is cyclical and has historically experienced periodic downturns, which have often resulted in substantial decreases in the semiconductor device industry's demand for capital equipment, including its thin film metrology equipment.  There is typically a six to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers.  In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues.  The semiconductor device industry experienced a downturn in 1998, during which industry revenues declined by an estimated 8.4% as reported by World Semiconductor Trade Statistics, Inc.  Our revenues decreased from $35.3 million in 1997 to $20.1 million in 1998.  This downturn and any future downturn in the semiconductor device industry, or any failure of that industry to continue capital expenditures, may seriously harm our business, financial condition and results of operations.

We obtain some of the components and subassemblies included in our systems from a single source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues

        We obtain some of the components and subassemblies included in our systems from a single supplier or a limited group of suppliers.  We do not have long-term contracts with many of our suppliers.  Our dependence on sole source suppliers of components exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.   Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales.  From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers.  The lead time required for shipments of some of our components can be as long as four months.  In addition, the lead time required to qualify new suppliers for lasers could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months.  If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems.  Further, a significant increase in the price of one or more of these components or subassemblies included in our systems could seriously harm our results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We place our investments with high credit quality issuers and by policy, are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.  As of June 30, 2001, our investments consisted primarily of commercial paper and municipal securities that mature in less than three months.

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

PART II    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 22, 2001. Out of 16,005,529 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 14,470,934 shares.  At the Annual Meeting, the stockholders of Rudolph Technologies, Inc. approved the following matters:

(a) The elections of Daniel H. Berry, Stephen J. Fisher and Richard F. Spanier as directors of Rudolph Technologies, Inc. for the ensuing year and until their successors are elected.  The vote for the nominated directors was as follows:

             Daniel H. Berry, 14,451,447 votes cast for and 19,487 votes withheld;
             Stephen J. Fisher, 14,451,447 votes cast for and 19,487 votes withheld;
             Richard F. Spanier, 14,451,447 votes cast for and 19,487 votes withheld.
The following is a list of our directors who did not stand for election at such Annual Meeting:  Paul Craig, Paul F. McLaughlin, Carl E. Ring, Jr., David Belluck and Aubrey C. Tobey.
(b) The ratification of the appointment of Arthur Andersen LLP as independent public auditors of the Company for the fiscal year ending December 31, 2001.  14,459,046 votes were cast for and 9,743 votes were cast against with 2,145 votes abstaining.

Item 6.   Exhibits and Reports on Form 8-K
(a) Exhibits
None.

(b) Reports on Form 8-K

1.    On April 25, 2001, the Company filed a Current Report on Form 8-K to report, under Item 4., the change in its independent accountants from PricewaterhouseCoopers LLP to Arthur Andersen, LLP.

2.    On May 18, 2001, the Company filed a Current Report on Form 8-K/A to amend the Current Report on Form 8-K filed on April 25, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                          Rudolph Technologies, Inc.

Date: August 14, 2001

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

Date: August 14, 2001

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