Form 10-Q
period 2001-09-30
RUDOLPH TECHNOLOGIES INC
filed 2001-11-14
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 2001

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        The number of outstanding shares of the Registrant's Common Stock on November 7, 2001 was 16,116,268.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.

Legal Proceedings

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$ 95,989	$ 29,736
Accounts receivable, net	14,438	27,132
Inventories	23,959	23,773
Prepaid expenses and other current assets	1,456	4,527
Total current assets	135,842	85,168
Net property, plant and equipment	5,448	3,824
Intangibles	2,266	2,520
Deferred taxes	6,121	6,628
Other assets	324	414
Total assets	$ 150,001	$ 98,554

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 4,406	$ 7,062
Other current liabilities	5,517	7,919
Total current liabilities	9,923	14,981
Other long-term liabilities	45	65
Total liabilities	9,968	15,046

Commitments and contingencies

Stockholders' equity
Common stock	16	15
Additional paid-in capital	132,817	87,385
Other comprehensive loss	(262)	(275)
Accumulated earnings/(deficit)	7,462	(3,617)
Total stockholders' equity	140,033	83,508
Total liabilities and stockholders' equity	$ 150,001	$ 98,554

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues	$ 15,058	$ 23,440	$ 68,707	$ 59,183
Cost of revenues	8,323	11,512	33,225	28,714
Gross profit	6,735	11,928	35,482	30,469
Operating expenses:
Research and development	3,183	2,384	9,610	6,090
Selling, general and administrative	2,891	3,755	10,392	10,045
Amortization	85	84	254	254
Total operating expenses	6,159	6,223	20,256	16,389
Operating income	576	5,705	15,226	14,080
Interest income and other, net	(681)	(578)	(2,255)	(1,622)
Income before income taxes and cumulative effect of a change in accounting principle	1,257	6,283	17,481	15,702
Provision (benefit) for income taxes	398	729	6,403	(505)
Income before cumulative effect of a change in accounting principle	859	5,554	11,078	16,207
Cumulative effect of a change in accounting principle, net of tax of $924	-	-	-	1,458
Net income	$ 859	$ 5,554	$ 11,078	$ 14,749
Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$ 0.05	$ 0.38	$ 0.70	$ 1.10
Cumulative effect of a change in accounting principle	-	-	-	$ (0.10)
Net income	$ 0.05	$ 0.38	$ 0.70	$ 1.00
Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$ 0.05	$ 0.35	$ 0.67	$ 1.02
Cumulative effect of a change in accounting principle	-	-	-	$ (0.09)
Net income	$ 0.05	$ 0.35	$ 0.67	$ 0.93
Weighted average shares outstanding:
Basic	16,081,194	14,801,773	15,816,201	14,744,316
Diluted	16,649,058	15,797,230	16,455,905	15,817,643

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net income	$ 11,078	$ 14,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	254	254
Depreciation	718	479
Tax benefit for exercise of employee stock options	1,535	-
Provision for doubtful accounts	(50)	102
Deferred income taxes	2,072	(5,548)
Decrease (increase) in assets:
Accounts receivable	12,732	(14,078)
Income taxes receivable	1,349	-
Inventories	(209)	(8,614)
Prepaid expenses and other	290	26
Increase (decrease) in liabilities:
Accounts payable	(2,112)	2,564
Accrued liabilities	(537)	774
Income taxes payable	109	725
Deferred revenue	(1,756)	4,793
Other liabilities	(762)	(39)
Net cash provided by (used in) operating activities	24,712	(3,813)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,348)	(611)
Proceeds from disposal of property, plant and equipment	-	16
Net cash used in investing activities	(2,348)	(595)
Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	42,031	-
Exercise of employee stock options and employee stock purchase plan	1,866	347
Net cash provided by financing activities	43,897	347
Effect of exchange rate changes on cash	(8)	18
Net increase (decrease) in cash and cash equivalents	66,253	(4,043)
Cash and cash equivalents at beginning of period	29,736	35,076
Cash and cash equivalents at end of period	$ 95,989	$ 31,033

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with generally accepted accounting principles.   Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year.  This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $393 and $443 as of September 30, 2001 and December 31, 2000, respectively.

NOTE 3.    Inventories

	September 30,	December 31,
	2001	2000
Materials	$ 14,096	$ 10,701
Work-in-process	7,661	11,295
Finished goods	2,202	1,777
Total inventories	$ 23,959	$ 23,773

NOTE 4.   Property, Plant and Equipment
	September 30,	December 31,
	2001	2000
Land and building	$ 2,563	$ 1,639
Machinery and equipment	1,411	882
Furniture and fixtures	1,203	864
Computer equipment	2,162	1,643
Leasehold improvements	852	832
	8,191	5,860
Accumulated depreciation	(2,743)	(2,036)
Net property, plant and equipment	$ 5,448	$ 3,824

NOTE 5.   Comprehensive Income

        The disclosures required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") have been included below.   The difference between net income and comprehensive income for the Company is due to currency translation adjustments.  The effects of income taxes on comprehensive income was not material.

        For the three and nine months ended September 30, 2001 comprehensive income amounted to $910 and $11,091, respectively.  Comprehensive income for the three and nine months ended September 30, 2000 was $5,532 and $14,729, respectively.

NOTE 6.   Income Per Share

        Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Dilutive common equivalent shares consist of stock options for the three and nine months ended September 30, 2001 and September 30, 2000.  During the three and nine months ended September 30, 2001 and the three and nine months ended September 30, 2000, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  The weighted average number of stock options excluded from the computation of diluted earnings per share during the three and nine months ended September 30, 2001 were 577,409 and 377,678, respectively.  For the three and nine months ended September 30, 2000 the weighted average number of stock options excluded from the computation of diluted earnings per share were 139,367 and 57,537, respectively.

        The Company's basic and diluted net income per share amounts are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Numerator:
Net income	$ 859	$ 5,554	$ 11,078	$ 14,749

Denominator:
Basic net income per share - weighted average shares outstanding	16,081,194	14,801,773	15,816,201	14,744,316
Effect of potential dilutive securities:
Employee stock options - dilutive shares	567,864	995,457	639,704	1,073,327

Diluted net income per share - weighted average shares outstanding	16,649,058	15,797,230	16,455,905	15,817,643

Net income per share:
Basic	$ 0.05	$ 0.38	$ 0.70	$ 1.00
Diluted	$ 0.05	$ 0.35	$ 0.67	$ 0.93

NOTE 7.   Contingencies

        The Company was previously involved in a patent interference proceeding with Therma-Wave, Inc. in the United States Patent Office.  In this proceeding, the Company was defending its patent rights with respect to some of the multiple angle, multiple wavelength ellipsometry technology it uses in its transparent thin film measurement systems.  Therma-Wave requested that the proceeding be initiated in 1993 by filing a reissue application for one of its own patents, in which it sought to broaden the original issued claims.  The proceeding was initiated by the Patent Office in June 1998.

        On September 28, 2001 a settlement was reached between the Company and Therma-Wave.  As a condition of the settlement, Therma-Wave filed a concession of priority in the interference based upon a review of the evidence presented by the Company.  In exchange the Company has agreed not to assert its patent against Therma-Wave's products.  No financial consideration was paid by either party.

        In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not involved in any material legal proceedings.

NOTE 8.   Geographic Reporting and Customer Concentration

        Revenue by geographic region:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
United States	$ 6,018	$ 8,533	$ 32,492	$25,302
Asia	7,230	11,943	25,933	24,926
Europe	1,810	2,961	8,369	8,945
Other	-	3	1,913	10
Total	$ 15,058	$ 23,440	$ 68,707	$59,183

        Customers comprising 10% or more of revenue:
	Nine Months Ended
	September 30,
	2001	2000
A	36.2%	21.4%
B	13.1%	22.7%

NOTE 9. Recent Accounting Pronouncements

        In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS No. 141"), Business Combinations (effective July 1, 2001) and Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets (effective for the Company on January 1, 2002).  SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

       In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long Lived Assets.  SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations.  SFAS No. 144, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, is effective for fiscal years beginning after December 15, 2001.  The Company has not fully assessed the potential impact of the adoption of SFAS No. 144, which is effective for the Company as of January 1, 2002.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this current report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934.  Forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statements that (i) we expect new orders to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume, (ii) we anticipate our effective tax rate for the year to be approximately 36%, (iii) we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future, and (iv) we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for the next several years.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2001 and 2000

        Revenues.     Our revenues are derived from the sale of our metrology systems, services and spare parts.  Our revenues were $15.1 million and $68.7 million for the three and nine month periods ended September 30, 2001, compared to $23.4 million  and $59.2 million for the same periods in the prior year, representing a decrease of 36% for the three month period ended September 30, 2001and an increase of 16% for the nine month period ended September 30, 2001.  This change year over year was primarily due to increases in unit volume shipments of our MetaPULSE product line to existing customers and expanded sales of new products.

       Our business has been impacted by the slowdown in economies worldwide.  We have been further affected by the cyclical nature of the semiconductor industry with recurring periods of oversupply.  These factors have resulted in a downturn in demand for our products.  We currently do not have visibility as to the length or severity of the downturn.  During the first nine months of 2001, we experienced a significant slowdown in new orders as market conditions weakened.  We do expect new orders to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume.  There has been no current evidence, however, that customer buying patterns will increase in the near term.  There is a risk that the slowdown may be prolonged.

        Our current outlook is for lower revenues in the remainder of 2001 reflecting the reduction of semiconductor manufacturers' capital expenditures and delay of deliveries of new equipment in 2001.  Our revenue for 2002 will be dependent upon our customers' investments during the remaining part of 2001 and for the first three quarters of 2002.

       Cost of Revenues and Gross Profit.     Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $6.7 million and $35.5 million for the three and nine month periods ended September 30, 2001, compared to $11.9 million and $30.5 million for the same periods in the prior year.  Our gross profit represented 45% and 52% of our revenues for the three and nine month periods ended September 30, 2001, compared to 51% of our revenues for each of the same periods in the prior year.   The decrease in gross profit as a percentage of revenue for the three month period ended September 30, 2001 compared to September 30, 2000 is the result of higher customer service organization and fixed manufacturing costs.

        Research and Development.     Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expenses were $3.1 million and $9.6 million for the three and nine month periods ended September 30, 2001, compared to $2.4 million and $6.1 million for the same periods in the prior year.  As a percentage of revenue, research and development expense represented 21% and 14% of our  revenues for the three and nine month periods ended September 30, 2001, compared to 10% of our revenues for each of the same periods in the prior year.  The percentage of revenue and dollar increase in research and development expenses resulted from higher personnel, parts cost associated with new product development and expansion of R&D facilities.

        Selling, General and Administrative.     Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general and administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $2.9 million and $10.4 million for the three and nine month periods ended September 30, 2001, compared to $3.8 million and $10.0 million for the same periods of the prior year.  Selling, general and administrative expense represented 19% and 15% of our revenues for the three and nine month periods ended September 30, 2001, compared to 16% and 17% of our revenues for the same periods of the prior year.  The dollar decrease in selling, general and administrative expense from the three month period ended September 30, 2000 to the three month period ended September 30, 2001 is due primarily to cost cutting initiatives, such as, travel limitation, employee reductions and salary freezes as well as the completion of infrastructure initiatives.

        Amortization.      Amortization expense is related to the core technology and goodwill we acquired from our predecessor company in 1996.  Amortization expense was $0.1 million and $0.3 million for each of the three and nine month periods ended September 30, 2001 and 2000.

        Interest income and other, net.     Interest income and other, net was $0.7 million and $2.3 million for the three and nine month periods ended September 30, 2001, compared to $0.6 million and $1.6 million for the same periods in the prior year.   The increase in interest income earned by us in the three and nine month periods ended September 30, 2001 was the result of investing the net proceeds from our follow-on public offering of common stock not immediately needed to support our operations.

        Income Taxes.     We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".  Income tax expense in the third quarter was recorded using a 32% tax rate based on investment in engineering and development programs qualifying for R&D tax benefits and revenue and profit outlook for the year.  We anticipate our effective tax rate for the year to be approximately 36%.  Income tax expense/(benefit) in the three and nine month periods in the prior year were recorded using a 12% and (3%) tax rate based on the reversal of the deferred tax valuation allowance.  During 1998, the net deferred tax asset was reduced to zero with a valuation allowance as a result of recurring losses and with the uncertainty regarding the Company's ability to generate sufficient taxable income.  The deferred tax valuation allowance was reduced by $1.7 million and $6.5 million for the three and nine months ended September 30, 2000 for certain tax assets that more likely than not would be realized.

        Change in accounting principle.    Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  Revenue is recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Certain sales of the Company's products are sold and accounted for as multiple element arrangements, consisting of the sale of the product and installation.  The Company generally recognizes revenue upon delivery of the product, which is prior to installation, as the actions required to perform the installation are deemed to be perfunctory.  Installation is deemed to be perfunctory based on the Company's sales and installation history for similar products and customers and the fact that other vendors can and have performed the installation.  When customer acceptance is subjective and not obtained prior to shipment, the Company defers a portion of the product revenue until such time as positive affirmation of acceptance has been obtained from the customer.  Customer acceptance is generally based on the Company's products meeting published performance specifications.  The amount of revenue allocated to the shipment of products is done on a residual method basis.  Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue.  The fair value of installation services is based upon billable hourly rates and the estimated time to complete the service.  Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site.  Previously, the Company had recognized revenue upon shipment of equipment to customers, which usually preceded installation and final customer acceptance, provided final customer acceptance and collection of the related receivable were probable.

        The effect of the change on the three and nine months ended September 30, 2001 was to increase revenue by $1.7 million and $2.8 million, respectively.  The effect of the change on the three and nine months ended September 30, 2000 was to decrease revenue by $1.2 million and $2.5 million, respectively.  The deferred revenue balance to be recognized in future periods as of September 30, 2001 was $1.7 million.
        Liquidity and Capital Resources

        At September 30, 2001, we had $96.0 million of cash and cash equivalents and $125.9 million in working capital.  At December 31, 2000 we had $29.7 million of cash and cash equivalents and $70.2 million in working capital.

       For the nine month period ended September 30, 2001, operating activities provided $24.7 million in cash.   Net cash used for operating activities was $3.8 million for the nine month period ended September 30, 2000.  The net cash provided by operating activities during the nine month period ended September 30, 2001 was primarily a result of a decrease in accounts receivable of $12.7 million, net income of $11.1 million, and a decrease in deferred revenue of $1.8 million.  The net cash used in operating activities for the nine month period ended September 30, 2000 was primarily to fund an increase in accounts receivable of $14.1 million and inventories of $8.6 million, partially offset by an increase in net income of $14.7 million, and deferred revenue of $4.8 million.  Net cash used in investing activities during the nine month period ended September 30, 2001 includes capital expenditures of $2.3 million primarily to fund building renovations on our corporate headquarters, internal training tools and to purchase computer equipment necessary for our operations.  Net cash used in investing activities during the nine month period ended September 30, 2000 of $0.6 million was primarily for the purchase of software and related computer equipment.  Net cash provided by financing activities for the nine month period ended September 30, 2001 of $43.9 million was primarily due to the completion of our follow-on public offering of 1,000,000 shares of common stock at $45.00 per share.  Net proceeds to us after the underwriter's discount and other fees amounted to $42.0 million.

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

Our revenue may vary significantly each quarter due to relatively small fluctuations in our unit sales

        During any quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems.  Our transparent film measurement systems range in price from approximately $200,000 to $1.0 million per system and our opaque film measurement systems range in price from approximately $900,000 to $1.8 million per system.   Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results.  This, in turn, could cause fluctuations in the market price of our common stock.

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

        For example, we were recently involved in a patent interference proceeding with a competitor, Therma-Wave, Inc., in the United States Patent Office.  In this proceeding, we recently defended our patent rights with respect to some of the multiple angle, multiple wavelength ellipsometry technology we use in our transparent thin film measurement systems.  Therma-Wave requested the proceeding be initiated in 1993 by filing a reissue application for one of its own patents in which it sought to broaden the original issued claims.  The proceeding was initiated by the Patent Office in June 1998.  On September 28, 2001 a settlement was reached between the Company and Therma-Wave.  As a condition of the settlement, Therma-Wave filed a concession of priority in the interference based upon a review of the evidence presented by the Company.  In exchange the Company has agreed not to assert its patent against Therma-Wave's products.  No financial consideration was paid by either party.

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

We rely upon independent sales representatives and distributors for a significant portion of our sales, and a disruption in our relationships with these representatives or distributors could have a negative impact on our sales in Japan, and China

        Historically, a portion of our sales have been made through independent sales representatives and distributors.  We expect that sales through independent sales representatives and distributors will represent a portion of our sales for the next several years.   In particular, all of our sales in Japan will continue to be made through an independent distributor for the next several years.  In addition, all our sales in China will continue to be made through independent sales representatives.   In some locations, including Japan, our independent sales representatives or distributors also provide field service to our customers.  The activities of these representatives and distributors are not within our control.  A reduction in the sales or service efforts or financial viability of any of our independent sales representatives and distributors, or a termination of our relationships with them, could harm our sales, our financial results and our ability to support our customers.   Although we believe that we maintain good relations with our independent sales representatives and distributors, such relationships may nevertheless deteriorate in the future.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We place our investments with high credit quality issuers and by policy, are averse to principal loss and ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk.  As of September 30, 2001, our investments consisted primarily of commercial paper and municipal securities that mature in less than three months.

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

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

        The Company was previously involved in a patent interference proceeding with Therma-Wave, Inc. in the United States Patent Office.  In this proceeding, the Company was defending its patent rights with respect to some of the multiple angle, multiple wavelength ellipsometry technology it uses in its transparent thin film measurement systems.  Therma-Wave requested that the proceeding be initiated in 1993 by filing a reissue application for one of its own patents, in which it sought to broaden the original issued claims.  The proceeding was initiated by the Patent Office in June 1998.

        On September 28, 2001 a settlement was reached between the Company and Therma-Wave.  As a condition of the settlement, Therma-Wave filed a concession of priority in the interference based upon a review of the evidence presented by the Company.  In exchange the Company has agreed not to assert its patent against Therma-Wave's products.  No financial consideration was paid by either party.

        In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not involved in any material legal proceedings.

Item 5.   Other Information

        Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits
        10.15        Amended 1996 Non-Qualified Stock Option Plan

        (b) Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                        Rudolph Technologies, Inc.

Date: November 14, 2001                                                            By:  /s/ Paul F. McLaughlin
                                                                                                                                Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer

Date: November 14, 2001                                                            By:   /s/ Steven R. Roth
                                                                                                                                    Steven R. Roth
                                                                                                                Vice President, Chief Financial Officer

                                                                                                                                                                    Exhibit 10.15

RUDOLPH HOLDINGS CORPORATION

1996 NON-QUALIFIED STOCK OPTION PLAN

  Purpose of Plan

  The 1996 Stock Option Plan (the "Plan") of Rudolph Holdings Corporation, a Delaware corporation (the "Company"), adopted by the Board of Directors of the Company on June 14, 1996, for executive and other key employees of the Company and its subsidiaries, is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentives by allowing them to acquire an ownership interest in the Company and thereby encouraging them to contribute to the success of the Company and to remain in its employ. The availability and offering of stock options under the Plan also is intended to increase the Company's ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends.

  Definitions

  For purposes of the Plan, except where the context clearly indicates otherwise, the following terms shall have the meanings set forth below:

  "Board" means the Board of Directors of the Company.

  "Cause" shall mean the determination by the Board, in the exercise of its good faith judgment, that: (a) Participant has committed a fraud, felony or other serious act of moral turpitude; or (b) Participant has breached his duty of loyalty to the Company and its subsidiaries; or (c) Participant has committed a material breach of any agreement between the Participant and the Company or any of its subsidiaries, and if such breach is capable of cure, such breach is not cured or remedied and continues after fifteen (15) business days from the date on which written notice of the breach was first provided to Participant by the Board.

  "Code" means the Internal Revenue Code of 1986, as amended, and any successor statute.

  "Committee" shall mean the Stock Option Committee, or such other committee of the Board which may be designated by the Board to administer the Plan.  The Committee shall be composed of two or more directors as appointed from time to time to serve by the Board.

  "Common Stock" shall mean the Company's Class A Common Stock, par value $.01 per share, or Class B Common Stock, par value $.01 per share, in the event that the outstanding Common Stock is hereafter changed into or exchanged for different stock or securities of the Company, such other stock or securities.

  "Independent Third Party" means any Person or group of Persons who, immediately prior to the contemplated transaction, does not own in excess of 5% of the Company's Common Stock on a fully-diluted basis, who is not controlling, controlled by or under common control with any such 5% owner of the Company's Common Stock and who is not the spouse or descendent (by birth or adoption) of any such 5% owner of the Company's Common Stock.

  "Option Agreement" shall have the meaning set forth in Section 6.3.

  "Options" shall have the meaning set forth in Section 5.2.

  "Participant" means any executive or other key employee of the Company or any of its subsidiaries who has been selected to participate in the Plan by the Committee or the Board.

  "Permanent Disability" shall mean that a Participant, as determined by the Board in its good faith judgement, is unable to perform, by reason of physical or mental incapacity, his duties or obligations as an employee of the Company or any of its subsidiaries, for a period of 90 consecutive days or a total period of 120 days in any 365 day period.

  "Person" means an individual, a partnership, a corporation, a limited liability company, an association, a joint stock company, a trust, a joint venture, an unincorporated organization and a governmental entity or any department, agency or political subdivision thereof.

  "Qualified Public Offering" shall mean the sale, in an underwritten public offering registered under the Securities Act, of shares of the Company's Common Stock having an aggregate offering value of at least $30 million.

  "Sale of the Company" shall mean the sale of the Company and its subsidiaries to an Independent Third Party or affiliated group of Independent Third Parties pursuant to which such party or parties acquire (i) capital stock of the Company possessing the voting power to elect a majority of the Company's board of directors (whether by merger, consolidation or sale or transfer of the Company's capital stock) or (ii) all or substantially all of the assets of the Company and its subsidiaries determined on a consolidated basis.

  Administration

  The Plan shall be administered by the Committee; provided that if for any reason the Committee shall not have been appointed by the Board, all authority and duties of the Committee under the Plan shall be vested in and exercised by the Board.  Subject to the limitations of the Plan, the Committee shall have the sole and complete authority to: (i) select Participants, (ii) grant Options to Participants in such forms and amounts as it shall determine, (iii) impose such limitations, restrictions and conditions upon such Options as it shall deem appropriate, (iv) interpret the Plan and adopt, amend and rescind administrative guidelines and other rules and regulations relating to the Plan, (v) correct any defect or omission or reconcile any inconsistency in the Plan or in any Option granted hereunder and (vi) make all other determinations and take all other actions necessary or advisable for the implementation and administration of the Plan.  The Committee's determinations on matters within its authority shall be conclusive and binding upon the Participants, the Company and all other Persons.  All expenses associated with the administration of the Plan shall be borne by the Company.  The Committee may, as approved by the Board and to the extent permissible by law, delegate any of its authority hereunder to such persons as it deems appropriate.

  Limitation on Aggregate Shares

  The number of shares of Common Stock with respect to which Options may be granted under the Plan and which may be issued upon the exercise thereof shall not exceed, in the aggregate, 30,000 shares; provided that the type and the aggregate number of shares which may be subject to Options shall be subject to adjustment in accordance with the provisions of Section 6.8 below; and further provided that to the extent any Options expire unexercised or are canceled, terminated or forfeited in any manner, without the issuance of Common Stock thereunder such shares shall again be available under the Plan.  The 30,000 shares of Common Stock available under the Plan may be either authorized and unissued shares, treasury shares or a combination thereof, as the Committee shall determine.

  Awards
      Options.  The Committee may grant options to Participants in accordance with this Article V.
      Form of Option.  Options granted under this Plan shall be nonqualified stock options and are not intended to be "incentive stock options" within the meaning of Section 422 of the Code or any successor provision (the "Options").
      Exercisability.  Options shall be exercisable at such time or times as the Committee shall determine at or subsequent to the date of grant.
      Payment of Exercise Price.  Options shall be exercised in whole or in part by written notice to the Company (to the attention of the Company's Secretary) accompanied by payment in full of the option exercise price.  Payment of the option exercise price shall be made in cash (including check, bank draft or money order) or, in the discretion of the Committee, by delivery of a promissory note (if in accordance with policies approved by the Board).
      Terms if Options.  The Committee shall determine the term of each Option, which term shall in no event exceed ten years from the date of grant.

  General Provisions
      Conditions and Limitations on Exercise.  Options may be made exercisable in one or more installments, upon the happening of certain events, upon the passage of a specified period of time, upon the fulfillment of certain conditions or upon the achievement by the Company of certain performance goals, as the Committee shall decide in each case when the Options are granted.
      Acceleration Events.  In the event of the Sale of the Company or a Qualified Public Offering, the Committee may provide, in its discretion, that the Options shall become immediately exercisable by any Participants who are employed by the Company or any of its subsidiaries at the time of such event and that such Options shall terminate if not exercised as of the date of any such Sale of the Company or Qualified Public Offering or other prescribed period of time.
      Written Agreement.  Each Option granted hereunder to a Participant shall be embodied in a written agreement (an "Option Agreement") which shall be signed by the Participant and by an authorized officer of the Company for and in the name and on behalf of the Company and shall be subject to the terms and conditions of the Plan prescribed in the Option Agreement, including, but not limited to, (i) the right of the Company and such other Persons as the Committee shall designate ("Designees") to repurchase from each Participant, and such Participant's transferees, all shares of Common Stock issued or issuable to such Participant on the exercise of an Option in the event of such Participant' s termination of employment, (ii) rights of first refusal granted to the Company and Designees, (iii) the obligation of the Participant to sell his Options or Common Stock in connection with a Sale of the Company, (iv) holdback and other registration right restrictions in the event of a public registration of any equity securities of the Company and (v) any other terms and conditions which the Committee shall deem necessary and desirable.
      Listing, Registration and Compliance with Laws and Regulations.  Options shall be subject to the requirement that if at any time the Committee shall determine, in its discretion, that the listing, registration or qualification of the shares subject to the Options upon any securities exchange or under any state or federal securities or other law or regulation, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition to or in connection with the granting of the Options or the issuance or purchase of shares thereunder, no Options may be granted or exercised, in whole or in part, unless such listing, registration, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.  The holders of such Options shall supply the Company with such certificates, representations and information as the Company shall request and shall otherwise cooperate with the Company in obtaining such listing, registration, qualification, consent or approval.  In the case of officers and other Persons subject to Section 16(b) of the Securities Exchange Act of 1934, as amended, the Committee may at any time impose any limitations upon the exercise of an Option that, in the Committee's discretion, are necessary or desirable in order to comply with such Section 16(b) and the rules and regulations thereunder.  If the Company, as part of an offering of securities or otherwise, finds it desirable because of federal or state regulatory requirements to reduce the period during which any Options may be exercised, the Committee, may, in its discretion and without the Participant's consent, so reduce such period on not less than 15 days written notice to the holders thereof.
      Nontransferability.  Unless determined otherwise by the Committee, Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the Participant, may be exercised only by such Participant (or his legal guardian or legal representative).  If the Committee makes an Option transferable, such Option shall contain such additional terms and conditions as the Committee deems appropriate.  In the event of the death of a Participant, exercise of Options granted hereunder shall be made only: (i) by the executor or administrator of the deceased Participant or the Person or Persons to whom the deceased Participant's rights under the Option shall pass by will or the laws of descent and distribution. ; and (ii) to the extent that the deceased Participant was entitled thereto at the date of his death, unless otherwise provided by the Committee in such Participant's Option Agreement.
      Expiration of Options.
        Normal Expiration.  In no event shall any part of any Option be exercisable after the date of expiration thereof (the "Expiration Date"), as determined by the Committee pursuant to section 5.6 above.
        Early Expiration Upon Termination of Employment.  Except as otherwise provided by the Committee in the Option Agreement, any portion of a Participant's Option that was not vested and exercisable on the date of the termination of such Participant's employment shall expire and be forfeited as of such date, and any portion of a Participant's Option that was vested and exercisable on the date of the termination of such Participant's employment shall expire and be forfeited as of such date; provided that: (i) if any Participant dies or becomes subject to any Permanent Disability, such Participant's Option shall expire 180 days after the date of his death or Permanent Disability, but in no event after the Expiration Date, (ii) if any Participant retires (with the approval of the Board), his Option shall expire 180 days after the date of his retirement, but in no event after the Expiration Date, and (iii) if any Participant is discharged other than for Cause, such Participant's Option shall expire 180 days after the date of his discharge, but in no event after the Expiration Date.
      Withholding of Taxes.  The Company shall be entitled, if necessary or desirable, to withhold from any Participant from any amounts due and payable by the Company to such Participant (or secure payment from such Participant in lieu of withholding) the amount of any withholding or other tax due from the Company with respect to any shares issuable under the Options, and the Company may defer such issuance unless indemnified to its satisfaction.
      Adjustments.  In the event of a reorganization, recapitalization, stock dividend or stock split, or combination or other change in the shares of Common Stock, the Board or the Committee may, in order to prevent the dilution or enlargement of rights under outstanding Options, make such adjustments in the number and type of shares authorized by the Plan, the number and type of shares covered by outstanding Options and the exercise prices specified therein as may be determined to be appropriate and equitable.
      Rights of Participants.  Nothing in the Plan shall interfere with or limit in any way the right of the Company or any of its subsidiaries to terminate any Participant's employment at any time (with or without Cause), nor confer upon any Participant any right to continue in the employ of the Company or its subsidiaries for any period of time or to continue his present (or any other) rate of compensation, and except as otherwise provided under this Plan or by the Committee in the Option Agreement, in the event of any Participant's termination of employment (including, but not limited to, the termination by the Company or any subsidiary thereof, without Cause) any portion of such Participant's Option that was not previously vested and exercisable shall expire and be forfeited as of the date of such termination.  No employee shall have a right to be selected as a Participant or, having been so selected, to be selected again as a Participant.
      Amendment, Suspension and Termination of Plan.  The Board or the Committee may suspend or terminate the Plan or any portion thereof at any time and may amend it from time to time in such respects as the Board or the Committee may deem advisable; provided that no such amendment shall be made without stockholder approval to the extent such approval is required by law, agreement or the rules of any exchange upon which the Common Stock is listed and no such amendment, suspension or termination shall impair the rights of Participants under outstanding Options without the consent of the Participants affected thereby.  No Options shall be granted hereunder after the tenth anniversary of the adoption of the Plan.
      Amendment, Modification and Cancellation of Outstanding Options.  The Committee may amend or modify any Option in any manner to the extent that the Committee would have had the authority under the Plan initially to grant such Option; provided that no such amendment or modification shall impair the rights of any Participant under any Option without the consent of such Participant.  With the Participant's consent, the Committee may cancel any Option and issue a new Option to such Participant.
      Indemnification.  In addition to such other rights of indemnification as they may have as members of the Board or the Committee, the members of the Committee shall be indemnified by the Company against all costs and expenses reasonably incurred by them in connection with any action, suit or proceeding to which they or any of them may be party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted thereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding; provided that any such Committee member shall be entitled to the indemnification rights set forth in this section 6. 12 only if such member has acted in good faith and in a manner that such member reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal action or proceeding, had no reasonable cause to believe that such conduct was unlawful; and further provided that upon the institution of any such action, suit or proceeding a Committee member shall give the Company written notice thereof and an opportunity, at its own expense, to handle and defend the same before such Committee member undertakes to handle and defend it on his own behalf.

* * * *