Form 10-K
period 2001-12-31
RUDOLPH TECHNOLOGIES INC
filed 2002-03-27
CIK 1094392

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(MARK ONE)

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the Fiscal Year Ended December 31, 2001

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
One Rudolph Road, Flanders, NJ 07836
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (973) 691 - 1300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.001 Par Value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X] No [_]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

        The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of the registrant's stock on January 31, 2002 of $36.08 per share was approximately $406,820,653. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The registrant had 16,137,135 shares of Common Stock outstanding as of January 31, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

        The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: portions of registrant's proxy statement for its annual meeting of stockholders to be held on May 21, 2002.

TABLE OF CONTENTS

Item No.

PART I
1. Business
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders

PART II
5. Market Price for Registrant's Common Equity and Related Stockholder Matters
6. Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
7.A. Quantitative and Qualitative Disclosures about Market Risk
8. Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III
10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions

PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

PART 1

FORWARD LOOKING STATEMENTS

        Certain statements in this Annual Report on Form 10-K, including those concerning our expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions and cash requirements, are forward-looking statements.  The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  In addition, we may, from time to time make oral forward-looking statements.  These forward looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Additional forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.

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

Item 1.     Business

General

        We are a worldwide leader in the design, development, manufacture and support of process control metrology systems used in semiconductor device manufacturing.  Our proprietary systems non-destructively measure the thickness and other process relevant properties of thin films applied during various steps in the manufacture of integrated circuits, enabling semiconductor device manufacturers to increase yields and lower overall production costs.  We provide our customers with a versatile full-fab metrology solution by offering families of systems that meet their transparent and opaque thin film measurement needs in various applications across the fabrication process.  Our two primary families of metrology products offer cost effective leading-edge metrology solutions.  These systems are designed for specific manufacturing applications using a common production-worthy automation platform, backed by worldwide support.

        Our unique system design allows our customers to mix and match tools both within and across our product lines to provide cost-effective solutions that meet their specific manufacturing applications.  Our primary transparent and opaque thin film measurement systems are all built on our production-worthy MatrixMetrology<TM> VANGUARD common automation platform which has been in production since the spring of 1997.  The VANGUARD platform, provides a common software system, user interface, and hardware base for our systems.  We also provide our customers with direct service and application support worldwide, which is dedicated to ensuring tool uptime and promoting additional applications for our solutions across the fab.

        Metal and Opaque Thin Film Measurement Solutions.  Our MetaPULSE family of metrology systems incorporates our proprietary technology for optical acoustic metrology, which allows customers to simultaneously measure the thickness and other properties of up to six metal or other opaque film layers in a non-contact manner on product wafers.  By minimizing the need for test wafers, MetaPULSE systems enable our customers to achieve significant cost savings.  We believe that we currently offer the only systems that can non-destructively measure up to six metal film layers with the degree of accuracy semiconductor device manufacturers demand.

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

        In response to the more difficult measurement challenges presented by today's advanced copper processes and low-k dielectric materials, we introduced the second generation MetaPULSE-II<TM> series of systems in July 2001.  MetaPULSE-II provides the higher throughput, smaller measurement, better repeatability and lower cost of ownership that would be expected in a second generation system.  In addition, it provides superior performance on today's ultra-thin barriers, narrower lines and more complex structures using an advanced multi-mode detection system and a novel frequency domain signal processing methodology.

        Transparent Film Measurement Solutions.  Our S-Series and SpectraLASER lines of transparent film metrology systems provide precise and repeatable measurements of an ever-increasing library of new thin films by incorporating our proprietary and patented ellipsometer technology.  Our patented technology, which uses four lasers operating simultaneously at multiple angles and wavelengths, provides our systems with an inherently stable design.  In addition, our use of long life solid state lasers rather than the traditional white light sources of competitive systems reduces maintenance costs and minimizes the cost and time required to re-qualify a light source when it is replaced.  S-Series and SpectraLASER systems can also incorporate reflectometry technology, which is often more suitable for measuring thicker films.  The addition of reflectometry technology systems allow simultaneous measurement using both technologies without compromising throughput.  This addresses a trend in the industry to use film stacks composed of an increasing number of layers of different films.

        To meet the challenge of newer and more complex processes, we have developed our S-ultra<TM> family of systems, which was introduced in July 2001.  These systems incorporate more advanced ellipsometry and reflectometry technologies.  Each model is specifically configured in its hardware and software architecture to provide an optimized metrology solution for a specific semiconductor process application, such as CMP, diffusion or thin films.  Our S-ultra line, when combined with our existing families of metrology systems, is designed to provide customers with a flexible full-fab line of metrology solutions for transparent and opaque thin films, all built on our award-winning VANGUARD automation platform.

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

        The use of optical acoustics to measure multi-layer metal and opaque films was pioneered by scientists at Brown University in collaboration with us.  The proprietary optical acoustic technology in our MetaPULSE systems measures the thickness of single or multi-layer opaque films ranging from less than 20 Angstroms to greater than five microns.  It provides these measurements at a rate of 70 wafers per hour with one to two percent accuracy and 0.5% repeatability.  Our optical acoustic technology also enables our MetaPULSE systems to measure film properties on product wafers at existing test sites by using small measurement spots of only ten microns in combination with pattern recognition software algorithms.

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

        Since 1977, when we introduced our AutoEL, the industry's first production- oriented, microprocessor-based ellipsometer, we have been an industry leader in ellipsometry technology.  We hold patents on several ellipsometry technologies developed by our engineers, including our proprietary technique which uses four lasers for multiple angle of incidence, multiple wavelength ellipsometry.  Incorporating this proprietary technology, our S-Series and  SpectraLASER systems provide the accuracy and analytical power of research-grade spectroscopic ellipsometers together with the high throughput required for production applications.

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

Products

        Our thin film measurement systems are non-contact, non-destructive metrology tools capable of measuring thin film properties across the wafer with a high degree of precision and repeatability.  Our thin film measurement solutions consist of six product families, four of which are built on our VANGUARD automation platform.  In 1977, we introduced the industry's first production-oriented, microprocessor controlled ellipsometer, the AutoEL.  As semiconductor device manufacturing technology continued to advance rapidly, we developed our second product family, the FOCUS<TM> ellipsometer.  In 1997, we introduced the MetaPULSE, with a unique patented technology that measures metal and other opaque films on product wafers.  Even now, five years later, no other existing technology can non-destructively make similar measurements with the same degree of speed and accuracy.  In addition, we introduced the SpectraLASER line of systems in the same year.  In September 1999, we introduced our new line of S-Series systems optimized for the CMP, etch, thin film and diffusion processes.  In July 2001, we introduced two new systems, the MetaPULSE-II and S-ultra.  Both of these next generation tools are built on the field-proven MatrixMetrology VANGUARD automation platform.  Together, the MetaPULSE family of metal-film metrology systems and the S-series transparent-film systems offer metrology solutions for every thin film process used in semiconductor manufacturing from transistor gate formation to competed integrated circuits.

    The following table summarizes various features of our principal products:    The following table summarizes various features of our principal products:

Product Line	Year of Introduction	Principal Applications	Price Range
MetaPULSE-II Systems	2001		$1.1 - $1.8 million
MetaPULSE-II 200		Deposition, CMP, CVD, PVD
MetaPULSE-II 300		Deposition, CMP, CVD, PVD
S-ultra Systems	2001		$450,000 - $1.0 million
S200-ultra<TM> CMP/Etch		CMP, Etch
S200-ultra Thin Film		Thin Films
S200-ultra Diffusion		Diffusion
S300-ultra<TM> CMP/Etch		CMP, Etch
S300-ultra Thin Film		Thin Films
S300-ultra Diffusion		Diffusion
S Systems	1999		$400,000 - $1.0 million
S200<TM> CMP		CMP
S200 Etch		Etch
S200 Thin Film		Thin Film
S200 Diffusion		Diffusion
S300<TM> CMP		CMP
S300 Etch		Etch
S300 Thin Film		Thin Films
S300 Diffusion		Diffusion
MetaPULSE Systems	1997		$900,000 - $1.6 million
MetaPULSE 200		Deposition, CMP, CVD, PVD
MetaPULSE 300		Deposition, CMP, CVD, PVD
SpectaLASER Systems	1997		$350,000 - $900,000
SpectraLASER 200		CMP, Diffusion, CVD, PVD Lithography, Etch
SpectraLASER 300		CMP, Diffusion, CVD, PVD Lithography, Etch
FOCUS Series	1991		$200,000 - $600,000
FOCUS FE VII<TM>		Diffusion, Etch, CMP, CVD
AutoEL Series	1977		$20,000 - $100,000
AutoEL III Ellipsometer		Diffusion, Thin Films
AutoEL IV Ellipsometer		Diffusion, Thin Films

MetaPULSE and MetaPULSE-II

        Our MetaPULSE product family uses non-destructive optical acoustic technology to simultaneously measure up to six layers of metal or other opaque thin films with a broad range of thicknesses.  Because the MetaPULSE-II requires less than a ten micron measurement spot (less than a fifteen micron spot for the original MetaPULSE), it is able to deliver reliable measurements on existing test sites on product wafers, reducing the cost associated with using test wafers.  MetaPULSE systems can also detect many problems and film properties that remain invisible to traditional single-layer metrology systems. To date, we have sold or received orders for over 120 MetaPULSE systems worldwide.  Over half of those systems have been deployed in copper interconnect production applications.

        MetaPULSE 200.    Our MetaPULSE 200 system is the first production metal and opaque thin film metrology system that measures multi-layer metal film stacks on product wafers and provides early detection of problems due to missing layers, poor adhesion, interlayer reaction, and the roughness of top and buried layers.  It delivers the Angstrom accuracy and sub-Angstrom repeatability demanded by semiconductor device manufacturers at a high throughput of up to 60 product wafers per hour.

        MetaPULSE 300.    Our MetaPULSE 300 incorporates all of the features of our MetaPULSE 200 system and is configured to measure 300 millimeter product wafers.

        MetaPULSE-II 200 and 300.     These completely new second generation systems achieve higher throughput and better repeatability, especially when measuring copper interconnect structures in very low-k and ultra low-k interlevel dielectric.

S-Series and SpectraLASER Systems

        Our S-Series and SpectraLASER families of transparent thin film measurement systems incorporate our proprietary ellipsometry technique, which uses multiple angle of incidence and multiple wavelength ellipsometry to deliver the accuracy and analytical power of research-grade spectroscopic ellipsometers with the high throughput required for production applications.  The four-laser array provides ellipsometry at wavelengths across the spectrum from deep blue to near infrared, a broader range of wavelengths than most competitive systems.  These features give our S-Series and SpectraLASER systems the analytical power to quickly and efficiently characterize new processes, solve film metrology problems, and qualify new process tools.  Our S-Series and SpectraLASER systems combine these ellipsometry technologies with a deep ultraviolet reflectometer, enabling measurement on a broader range of film thicknesses and enhancing their ability to handle current and future generation lithography applications.

        The laser light sources employed by our S-Series and SpectraLASER systems allow these systems to provide repeatable measurements for powerful transparent film process control. Intense laser light allows fast, small-spot measurements on product wafers in CMP, CVD, diffusion, lithography and etch applications.  Unlike the white light sources used in many competing products, which begin to degrade in weeks and require lamp changes every few months, the solid state lasers in our S-Series systems deliver stable light output for two to three years.  In addition, because a laser light source is preconfigured to emit light at a particular wavelength, users of our S-Series and SpectraLASER systems need not undergo a lengthy recalibration process each time they replace a light source.

        All S-Series systems are built on the MatrixMetrology VANGUARD automation platform that enhances a full-fab solution and allows our customers to mix and match technologies to fit their production needs.  We offer several specialized MatrixMetrology systems designed for use in specific semiconductor applications.  These MatrixMetrology systems include:

        S200 CMP.    Our S200 CMP system, designed for use in the CMP phase of the semiconductor device manufacturing process, offers a high throughput 120 wafer-per-hour visible reflectometer and a 110 wafer-per-hour ellipsometer with a long life helium neon gas laser.

        S200 Etch.    Our S200 Etch system, designed for use in the etch phase of the semiconductor device manufacturing process, has all of the features of the S200 CMP product and also provides customers with a 780 nanometer ellipsometer.

        S200 Thin Film.    Our S200 Thin Film system, designed for use in the thin film phase of the semiconductor manufacturing process, has all the features of the S200 Etch product, and also provides a 458 nanometer ellipsometer and a deep ultra-violet reflectometer.

        S200 Diffusion.    Our S200 Diffusion system, designed for use in the diffusion phase of the semiconductor device manufacturing process, has all of the features of our S200 Thin Film system, along with a 905 nanometer ellipsometer and a high repeatability measurement mode (HRM) for thin gates.

        S300 CMP, Etch , Thin Film, and Diffusion.    Our S300 CMP, Etch, Thin Film, and Diffusion systems incorporate all of the features of our S200 CMP, Etch and Diffusion systems and are configured to measure 300 millimeter product wafers.

        S200-ultra and S300-ultra.    Our S-ultra family of systems have all the features of the S200 and S300 systems.  Additional features include multi-wavelength HRM for highly accurate and repeatable measurement of the thinnest gates, ability to measure gate oxides though polysilicon, and advanced modeling to measure new materials such as ARC, SiGe, and the new low-k dielectric films used in copper interconnect.

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

MatrixMetrology VANGUARD Automation Platform

        Our MatrixMetrology VANGUARD automation platform provides a common hardware, software and automation system for our MetaPULSE, MetaPULSE-II, S, S-ultra and SpectraLASER families.  The modular nature of the VANGUARD platform will enable our customers to upgrade their MetaPULSE, and S-series systems and integrate new applications into their existing systems in a rapid and cost-effective manner.  By using the same VANGUARD platform, our customers can minimize the amount of equipment configuration and employee training required to modify their metrology systems in response to changing production demands.

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

        FOCUS FE VII.  Our FOCUS FE VII system is designed for high volume, sub-micron device manufacturing requiring superior film thickness and index of refraction measurements in diffusion, etch, CMP and CVD applications.  The FE VII uses our dual wavelength Focused Beam Technology that directly measures sample wafers with a small spot at multiple angles of incidence. Our FOCUS FE VII can provide accurate results for both film composition and film thickness.

AutoEL Series

        In 1977, our predecessor company developed the industry's first production- oriented, microprocessor-based ellipsometer, the AutoEL.  Our AutoEL series of ellipsometers offers customers a fully automated desktop solution with long- term repeatability and thin film precision.  Using our proprietary Ellipto MAP software, the AutoEL family of ellipsometers can display maps of film thickness, refractive index and absorption, as well as the optical constants of bare substrates.  Film thicknesses and refractive index data points measured and calculated by the AutoEL can be automatically downloaded to a personal computer where the data can be displayed immediately or stored on a disk for off-line processing.

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

        We depend on a relatively small number of customers and end users for a large percentage of our revenues.  In the years 1999, 2000 and 2001 sales to end user customers that individually represented at least five percent of our revenues accounted for 49.3%, 27.8% and 42.5% of our revenues.  In 2001, sales to Intel accounted for 33.4% of our revenues and no other individual end user customer accounted for more than 10% of our revenues.  We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

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

        The core competencies of our research and development team include metrology systems for high volume manufacturing, ellipsometry, ultra-fast optics, picosecond acoustic and optical design, advanced metrology application development and algorithm development.  We have been granted or hold exclusive licenses to 25 U.S. and foreign patents covering technology in the transparent thin film measurement, altered material characterization and picosecond ultrasonic areas.  We also have 28 pending regular and provisional applications in the U.S. and in other countries.

        To leverage our internal research and development capabilities, we maintain close relationships with leading research institutions in the metrology field including Brown University.  Our six year partnership with Brown University has resulted in the development of the optical acoustic technology underlying our MetaPULSE product line.  We have been granted exclusive licenses from Brown University Research Foundation, subject to rights returned by Brown and the United States government for their own non-commercial uses for several patents relating to this technology.

        Our research and development expenditures in 1999, 2000 and 2001 were $5.0 million, $9.0 million and $11.6 million, respectively.  We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods*.

Sales, Customer Service and Application Support

        We maintain an extensive network of direct sales, customer service and application support offices in several locations throughout the world.  We maintain sales, service or applications offices in California, New Jersey, Texas, Germany, Holland, Ireland, Israel, Korea, Singapore, Taiwan and China.  In addition, we make use of a leading independent sales organization in Japan.  We believe that this organization significantly enhances our sales capabilities in Japan without requiring a significant capital outlay from us.

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

Manufacturing

        Our principal manufacturing activities include assembly, final test and calibration.  These activities are conducted in our manufacturing facility in Ledgewood, New Jersey.  Our core manufacturing competencies include electrical, optical and mechanical assembly and testing as well as the management of new product transitions.  While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications.  We expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.*

        We rely on limited source suppliers for certain parts and subassemblies.  This reliance creates a potential inability to obtain an adequate supply of required components, and reduced control over pricing and time of delivery of components.  An inability to obtain adequate supplies would require us to seek alternative sources of supply or might require us to redesign our systems to accommodate different components or subassemblies.  However, if we were forced to seek alternative sources of supply, manufacture such components or subassemblies internally, or redesign our products, this could prevent us from shipping our products to our customers on a timely basis, which could have a material adverse effect on our operations.

Intellectual Property

         We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities.  We have been granted or hold exclusive licenses to 25 U.S. and foreign patents.  The patents we own or exclusively license have expiration dates ranging from 2005 to 2018.  We also have 28 pending regular and provisional applications in the U.S. and other countries.  Our patents and applications principally cover various aspects of the transparent thin film measurement and altered material characterization.

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

Competition

        The market for semiconductor capital equipment is highly competitive.  We face substantial competition from established companies in each of the markets that we serve.  We principally compete with KLA-Tencor and Therma-Wave.  We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics and Sopra. Each of our product lines also compete with products that use different metrology techniques.  Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.

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

Backlog

        We schedule production of our systems based upon order backlog and informal customer forecasts.  We include in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months.  Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period.  At December 31, 2001, we had a backlog of approximately $11.2 million compared with a backlog of approximately $48.5 million at December 31, 2000.

Employees

        As of December 31, 2001, we had 278 employees.  Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage.  We believe our employee relations are good.

        While we have generally been able to find qualified candidates to fill new positions, personnel shortages occasioned by low unemployment and the special skills we require could make it more difficult to recruit qualified candidates for certain positions in design, field support, testing and process engineering.  Once replacement personnel are recruited, we then face the task of training and integrating these new employees.  There can be no assurance that we will be successful in retaining, recruiting, training and integrating the necessary key personnel and any failure to expand these areas in an efficient manner could have a material effect on our results of operations.

Risk Factors

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so

        Our operating results will be subject to significant variation due to the cyclical nature of the semiconductor device industry.  We believe the semiconductor device industry is currently experiencing a downturn.  While we are not able to predict the duration or severity of this downturn or the effect it may have on our operating results, past downturns have seriously harmed our operating results.  Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors.  The semiconductor device industry is cyclical and has historically experienced periodic downturns, which have often resulted in substantial decreases in the semiconductor device industry's demand for capital equipment, including its thin film metrology equipment.  There is typically a six to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers.  In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues.  The semiconductor device industry is currently in a downturn which may continue for the next several quarters.  This downturn and any future downturn in the semiconductor device industry, or any failure of that industry to continue capital expenditures, may seriously harm our business, financial condition and results of operations.

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues

        We obtain some of the components and subassemblies included in our systems from a limited group of suppliers.  We do not have long-term contracts with many of our suppliers.  Our dependence on limited source suppliers of components exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.   Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales.  From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers.  The lead time required for shipments of some of our components can be as long as four months.  In addition, the lead time required to qualify new suppliers for lasers could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months.  If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems.  Further, a significant increase in the price of one or more of these components or subassemblies included in our systems could seriously harm our results of operations.

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

In light of these factors and the cyclical nature of the semiconductor industry, we expect to continue to experience significant fluctuations in quarterly and annual operating results.  Moreover, many of our expenses are fixed in the short-term which, together with the need for continued investment in research and development, marketing and customer support, limits our ability to reduce expenses quickly.  As a result, declines in net sales could harm our business and the price of our common stock will substantially decline.

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

- the efforts of our sales force and our independent distributor;

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

       In 1999, 2000 and 2001 sales to end user customers that individually represented at least five percent of our revenues accounted for 49.3%, 27.8% and 42.5% of our revenues.  In 1999, 2000 and 2001 sales to Intel accounted for 31.2%, 19.4% and 33.4% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

Even if we are able to successfully develop new products, if these products do not gain general market acceptance we will not be able to generate revenues and recover our research and development costs

        Metrology product development is inherently risky because it is difficult to foresee developments in semiconductor device manufacturing technology, coordinate technical personnel and identify and eliminate metrology system design flaws.  We recently developed our S and S-ultra systems, which are thin film metrology systems specifically designed for use in the CMP, etch, diffusion and other portions of the semiconductor device manufacturing process where we do not currently have significant market share.   Any new systems introduced by us may not achieve a significant degree of market acceptance or, once accepted, may fail to sell well for any significant period.

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

Even if we are able to develop new products that gain market acceptance, sales of new products could impair our ability to sell existing product lines

        Competition from our new S and S-ultra systems could have a negative effect on sales of our other transparent thin film metrology systems, including our SpectraLASER and FOCUS systems, and the prices we could charge for these systems.  We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our new S and S-ultra systems.  This diversion of resources could have a further negative effect on sales of our current systems.

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

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

        In 2001, 53.7% of our revenue was derived from sales in foreign countries, including certain countries in Asia such as Taiwan, Korea, Singapore and Japan.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U. S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan.  Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.  There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  For example, our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

        The market for semiconductor capital equipment is highly competitive.  We face substantial competition from established companies in each of the markets we serve.   We principally compete with KLA-Tencor and Therma-Wave.  We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics and Sopra.  Each of our product lines also competes with products that use different metrology techniques.  Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.  As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products which could impair sales of our products.  Moreover, there may be significant merger and acquisition activity among our competitors and potential competitors.  These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.  Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment.  While we believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers, our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

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

We rely upon an independent distributor for a significant portion of our sales, and a disruption in our relationship could have a negative impact on our sales in Japan

        Historically, a portion of our sales have been made through an independent distributor.  We expect that sales through this independent distributor will represent a portion of our sales for the next several years.  For the year ended December 31, 2001, sales to Tokyo Electron Limited, our exclusive distributor in Japan, accounted for 14.8% of our revenues.  Our independent distributor also provides field service to our customers.  The activities of this distributor are not within our control.  A reduction in the sales or service efforts or financial viability of our independent distributor, or a termination of our relationship with them, could harm our sales, our financial results and our ability to support our customers.   Although we believe that we maintain good relations with our independent distributor, such a relationship may nevertheless deteriorate in the future.

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

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

       International sales accounted for approximately 52.9%, 54.7% and 53.7% of our revenues in 1999, 2000 and 2001.  We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

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

        Political and economic instability.  There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea.  In addition, several Asian countries, particularly Japan, have experienced significant economic instability.  An outbreak of hostilities or other political upheaval in Taiwan or South Korea, or an economic downturn in Japan, would likely harm the operations of our customers in these countries, causing our sales to suffer.  The effect of such events on our revenues could be material because we derive substantial revenues from sales to semiconductor device foundries in Taiwan such as TSMC and UMC, from memory chip manufacturers in South Korea such as Hyundai and Samsung, and from semiconductor device manufacturers in Japan such as NEC and Toshiba.

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

Item 2.     Properties

        We own our 20,000 square foot executive office building in Flanders, New Jersey, and we lease our 31,000 square foot manufacturing facility in Ledgewood, New Jersey pursuant to a lease agreement that expires in 2009.  In February 2000, we leased a 15,000 square foot engineering facility in Mt. Arlington, New Jersey pursuant to a lease agreement that expires in 2003.  In September 2000, we leased an additional 8,000 square feet at our Mt. Arlington, New Jersey location pursuant to a lease agreement that expires in 2005, to accommodate our customer support and service departments, as well as our new technical training center.  We also lease space for our sales, service and applications offices in California, Texas, Korea, Taiwan, Singapore and various other locations throughout the world.  We believe that our existing facilities and capital equipment are adequate to meet our current requirements, and that suitable additional or substitute space is available on commercially reasonable terms if needed.

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

Item 4.     Submission of Matters to a Vote of Security Holders

        None

PART ll

Item 5.    Market Price for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded on the Nasdaq National Market under the symbol "RTEC." The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

		Price Range of Common Stock
		High	Low
2000
	First Quarter	$59.44	$27.06
	Second Quarter	$45.00	$22.00
	Third Quarter	$48.00	$24.00
	Fourth Quarter	$44.00	$22.38
2001
	First Quarter	$53.69	$26.75
	Second Quarter	$54.50	$27.25
	Third Quarter	$46.26	$22.30
	Fourth Quarter	$41.85	$15.52

        As of January 24, 2002, there were approximately 58 stockholders of record of our common stock.

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

Item 6.     Selected Financial Data

        The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."  The balance sheet data as of December 31, 2000 and 2001 and the statement of income data for the years ended December 31, 1999, 2000 and 2001 set forth below were derived from audited consolidated financial statements included elsewhere in this Form 10-K.  The balance sheet data as of December 31, 1997, 1998 and 1999, and the statement of income data for the years ended December 31, 1997 and 1998 were derived from audited financial statements not included herein.

	Year Ended December 31,
	1997 (3)	1998	1999	2000	2001
	(In thousands, except share and per share data)
Statement of Income Data:
Revenues	$ 35,339	$ 20,106	$ 38,095	$ 88,107	$ 79,398
Cost of revenues (1)	13,903	13,179	18,301	41,854	39,798
Gross profit	21,436	6,927	19,794	46,253	39,600
Operating expenses:
Research and development	5,750	5,096	5,003	9,022	11,625
Selling, general and administrative	9,475	7,077	9,588	14,463	12,171
Amortization	4,201	4,208	436	339	339
Total operating expenses	19,426	16,381	15,027	23,824	24,135
Operating income (loss)	2,010	(9,454)	4,767	22,429	15,465
Interest expense (income) and other, net	3,625	4,011	3,680	(2,174)	(2,774)
Income (loss) before provision (benefit) for income taxes, extraordinary item and cumulative effect of a change in accounting principle	(1,615)	(13,465)	1,087	24,603	18,239
Provision (benefit) for income taxes	(614)	613	(2,179)	(431)	6,499
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	(1,001)	(14,078)	3,266	25,034	11,740
Extraordinary item (net of tax of $5) (2)	--	--	427	--	--
Cumulative effect of a change in accounting principle (net of tax of $924)	--	--	--	1,458	--
Net income (loss)	(1,001)	(14,078)	2,839	23,576	11,740
Preferred stock dividends	468	507	508	--	--
Net income (loss) available to common stockholders	$ (1,469)	$ (14,585)	$ 2,331	$ 23,576	$ 11,740
Net income (loss) per share available to common stockholders from continuing operations:
Basic:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$ (0.38)	$ (3.13)	$ 0.41	$ 1.69	$ 0.74
Extraordinary item	--	--	(0.05)	--	--
Cumulative effect of a change in accounting principle	--	--	--	(0.09)	--
Preferred stock dividends	(0.18)	(0.11)	(0.06)	--	--
Net income (loss) available to common stockholders	$ (0.56)	$ (3.24)	$ 0.30	$ 1.60	$ 0.74
Diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$ (0.38)	$ (3.13)	$ 0.31	$ 1.58	$ 0.71
Extraordinary item	--	--	(0.04)	--	--
Cumulative effect of a change in accounting principle	--	--	--	(0.09)	--
Preferred stock dividends	(0.18)	(0.11)	(0.05)	--	--
Net income (loss) available to common stockholders	$ (0.56)	$ (3.24)	$ 0.22	$ 1.49	$ 0.71
Pro forma amounts assuming the accounting change is applied retroactively (See Note 2B of the Notes to the Consolidated Financial Statements):
Income (loss) before extraordinary item		$ (13,610)	$ 2,485	$ 25,034	$ 11,740
Per share amounts:
Basic		$ (3.02)	$ 0.32	$ 1.69	$ 0.74
Diluted		$ (3.02)	$ 0.24	$ 1.58	$ 0.71
Net income (loss) available to common stockholders		$ (14,117)	$ 1,550	$ 25,034	$ 11,740
Per share amounts:
Basic		$ (3.13)	$ 0.20	$ 1.69	$ 0.74
Diluted		$ (3.13)	$ 0.15	$ 1.58	$ 0.71
Weighted average common shares outstanding:
Basic	2,617,373	4,503,396	7,880,622	14,773,295	15,899,933
Diluted	2,617,373	4,503,396	10,431,477	15,805,188	16,531,461

	December 31,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Cash and cash equivalents	$ 189	$ 431	$ 35,076	$ 29,736	$ 94,642
Working capital (deficit)	3,134	(1,052)	49,217	70,122	128,647
Total assets	28,513	21,121	64,947	98,554	147,798
Long-term debt, less current portion	24,000	25,370	--	--	--
Redeemable preferred stock	6,107	6,614	--	--	--
Retained earnings (accumulated deficit)	(15,954)	(30,032)	(27,193)	(3,617)	8,123
Total stockholders' equity (deficit)	(15,327)	(26,759)	57,610	83,508	142,150

(1)	Our cost of revenues for 1998 includes a $1.4 million expense for the write-down of inventory to net realizable value.
(2)	In 1999, an extraordinary loss was recorded for the early extinguishment of debt.
(3)	For periods prior to 1998, data was not available to provide pro forma information as if the change in accounting principle was applied retroactively.

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

        Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue*.  In 1999, 2000 and 2001 sales to end user customers that individually represented at least five percent of our revenues accounted for 49.3%, 27.8% and 42.5% of our revenues.  In 1999, 2000 and 2001 sales to Intel accounted for 31.2%, 19.4% and 33.4% of our revenues.

        In addition, a significant portion of our revenues in each quarter and year has been derived from sales to particular distributors.  These distributors purchase our products for ultimate distribution to customers in particular geographic regions.  In 1999, sales to Tokyo Electron Limited, or TEL, our exclusive distributor in Japan, and to distributor Metron Technology accounted for 6.3% and 5.8% of our revenues.  In 2000 and 2001, sales to TEL accounted for 21.9% and 14.8% of our revenues.  We terminated our distribution agreement with Metron in August 1999. Currently, the only distributor we use is TEL.  We expect that sales to TEL will continue to account for a significant portion of our revenues for at least the next several years*.

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

        A significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue.  In 1999, approximately 52.9% of our revenues were derived from customers outside of the United States, of which 28.3% were derived from customers in Asia and 19.9% were derived from customers in Europe.  In 2000, approximately 54.7% of our revenues were derived from customers outside of the United States, of which 39.5% were derived from customers in Asia and 12.1% were derived from customers in Europe.  In 2001, approximately 53.7% of our revenues were derived from customers outside of the United States, of which 36.6% were derived from customers in Asia and 14.5% were derived from customers in Europe.  Substantially all of our revenues to date have been denominated in United States dollars.

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

Results of Operations

        The following table sets forth, for the periods indicated, our statements of income data as percentages of our revenues.  Our results of operations are reported as one reportable business segment.

	Year Ended December 31,
	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Cost of revenues	48.0	47.5	50.1
Gross profit	52.0	52.5	49.9
Operating expenses:
Research and development	13.1	10.2	14.7
Selling, general and administrative	25.2	16.4	15.3
Amortization	1.1	0.4	0.4
Total operating expenses	39.4	27.0	30.4
Operating income	12.5	25.5	19.5
Interest expense (income) and other, net	9.6	(2.5)	(3.5)
Income before provision (benefit) for income taxes, extraordinary item and cumulative effect of a change in accounting principle	2.9	28.0	23.0
Provision (benefit) for income taxes	(5.7)	(0.5)	8.2
Income before extraordinary item and cumulative effect of a change in accounting principle	8.6	28.5	14.8
Extraordinary item	1.1	--	--
Cumulative effect of accounting change	--	1.7	--
Net income	7.5	26.8	14.8
Preferred stock dividends	1.3	--	--
Net income available to common stockholders	6.1%	26.8%	14.8%

Results of Operations 1999, 2000 and 2001

        Revenues.    Our revenues are derived from the sale of our metrology systems, services and spare parts.  Our revenues were $38.1 million, $88.1 million and $79.4 million in the years 1999, 2000 and 2001.  These changes represent an increase of 131.2% from 1999 to 2000 and a decrease of 9.9% from 2000 to 2001.  The increase in revenues from 1999 to 2000 was primarily due to increases in unit volume shipments to existing customers and expanded sales of our 300 millimeter and copper products, partially offset by the impact of the new accounting method for revenue recognition.  The decrease in revenues from 2000 to 2001 was primarily due to an industry-wide slowdown in demand for semiconductor devices and equipment.  This resulted in a decrease in orders for our products as well as postponements and cancellations of existing orders.  Revenues from customers outside of the United States represented 52.9%, 54.7% and 53.7% of our revenues in 1999, 2000 and 2001.  Revenues from customers outside of the United States increased as a percentage of revenues from 1999 to 2001 as a result of increased sales to existing customers in Europe and Asia.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues*.

        Cost of Revenues and Gross Profit.    Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $19.8 million, $46.3 million and $39.6 million in 1999, 2000 and 2001.  These changes represent an increase of 133.8% from 1999 to 2000 and a decrease of 14.4% from 2000 to 2001.  Our gross profit represented 52.0%, 52.5% and 49.9% of our revenues in 1999, 2000 and 2001.  The increase in gross profit margin from 1999 to 2000 resulted from improved manufacturing efficiencies due to outsourcing and cycle time reduction initiatives and higher revenues, which cover a larger portion of fixed costs.  The increase in gross profit dollars was the result of higher unit sales.  There can be no assurances that our outsourcing and cycle time reduction initiatives will be effective or materially increase our gross profit margins.  The decrease in gross profit margin from 2000 to 2001 was primarily due to a decrease in business volume, which resulted in customer support and fixed manufacturing costs being a higher component of a lower revenue base.

        Research and Development.    The thin film transparent and opaque process control metrology market is characterized by continuous technological development and product innovations.  We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success.  Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs.  Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expenditures were, $5.0 million, $9.0 million and $11.6 million in 1999, 2000 and 2001.  These changes represent an increase of 80.3% from 1999 to 2000 and an increase of 28.9% from 2000 to 2001.  Research and development expenditures represented 13.1%, 10.2% and 14.6% of revenues in 1999, 2000 and 2001.  The increase in research and development expenses from 1999 to 2000 and from 2000 to 2001 resulted from higher personnel costs, parts costs associated with new product development and engineering facilities expansion.

        Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions, and other non-personnel related expenses.  Our selling, general and administrative expense was $9.6 million, $14.5 million and $12.2 million in 1999, 2000 and 2001.  These changes represent an increase of 50.8% from 1999 to 2000 and a decrease of 15.8% from 2000 to 2001.  Selling, general and administrative expense represented 25.2%, 16.4% and 15.3% of revenues in 1999, 2000 and 2001.  The increase from 1999 to 2000 resulted from increased commissions, higher personnel related costs and the commencement of certain infrastructure projects.  The decrease from 2000 to 2001 resulted from lower commissions, the completion of certain infrastructure projects in prior periods and cost reduction initiatives.

        Amortization.    Amortization expense is related to the core technology and goodwill we acquired from our predecessor company in 1996.  Our expense for amortization was $0.4 million in 1999 and $0.3 million in 2000 and 2001.

        Interest Expense (Income) and other, net.    In 1999 interest expense, net of interest income of $0.3 million, was $3.7 million.  In November 1999, we retired all of our outstanding debt with a portion of the proceeds of our initial public offering.  In 2000, interest income was $2.2 million as we invested the net proceeds from our initial public offering.  In 2001, interest income increased to $2.8 million resulting from investing the net proceeds from our follow-on public offering in February 2001.  Included in other income is miscellaneous nonrecurring income resulting from the disposal of capital equipment and several other nonrecurring transactions.  Other income was $21,000 in 1999 and  $1,000 in both 2000 and 2001.

        Provision (Benefit) for Income Taxes.    We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Our provision (benefit) for income taxes was a benefit of $2.2 million in 1999, a benefit of $0.4 million in 2000 and a provision of $6.5 million in 2001.  Our effective tax rate was (200%), (2%) and 36% in 1999, 2000, and 2001, respectively.  During 1998, the net deferred tax asset was reduced to zero with a valuation allowance as a result of recurring losses and with the uncertainty regarding our ability to generate sufficient taxable income.  In 1999 and 2000, based on industry and internal forecasts combined with the successful completion of our initial public offering and the reduction of debt, we reduced the deferred tax valuation allowance by $2.8 million and $8.6 million, for certain deferred tax assets that more likely than not would be realized.  We computed our effective tax rate for 2001 on prevailing federal and state rates adjusted for research and development tax credits and income derived from tax exempt interest.

        Extraordinary Item.    Our extraordinary item in 1999 resulted from the write- off of deferred financing costs related to the early extinguishment of debt in the amount of $427,000, net of tax of $5,000.

        Change in Accounting Principle.    Effective January 1, 2000, we changed our method of accounting for revenue recognition to comply with Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101).  Revenue is now recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Certain sales of our products are sold and accounted for as multiple element arrangements, consisting of the sale of the product and installation.  We generally recognize revenue upon delivery of the product, which is prior to installation, as the actions required to perform the installation are deemed to be perfunctory.  Installation is deemed to be perfunctory based on our sales and installation history for similar products and customers and the fact that other vendors can and have performed the installation.  When customer acceptance is subjective and not obtained prior to shipment, we defer a portion of the product revenue until such time as positive affirmation of acceptance has been obtained from the customer.  Customer acceptance is generally based on our products meeting published performance specifications.  The amount of revenue allocated to the shipment of products is done on a residual method basis.  Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue.  The fair value of installation services is based upon billable hourly rates and the estimated time to complete the service.  Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site.  Previously, we had recognized revenue upon shipment of equipment to customers, which usually preceded installation and final customer acceptance, provided final customer acceptance and collection of the related receivable were probable.

        The effect of the change was to increase revenue by $4.2 million for the year ended December 31, 2001 and decrease revenue by $2.1 million for the year ended December 31, 2000.  The deferred revenue balance to be recognized in future periods as of December 31, 2001 was $0.2 million.

        Preferred Stock Dividends.    We accrued cumulative dividends on our 8% preferred stock of $0.5 million in 1999.  In November 1999, we retired all of our outstanding preferred stock with a portion of the proceeds of our initial public offering and paid all accrued dividends.

Liquidity and Capital Resources

        We increased our cash and cash equivalents from $29.7 million at December 31, 2000 to $94.6 million at December 31, 2001.  Our financial condition remained strong with working capital of $70.1 million and $128.6 million at December 31, 2000 and 2001, respectively.

        Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.  Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.

        Net cash used in operating activities was $0.7 million and $4.6 million in 1999 and 2000.  Net cash provided by operating activities was $23.0 in 2001.  The use of cash in operating activities during 1999 and 2000 was primarily the result of having to fund an increase in accounts receivable and an increase in inventories, offset by net income.  Net cash provided by operating activities in 2001 was primarily due to net income combined with a decrease in accounts receivable.

        Net cash used in investing activities was $1.0 million, $1.4 million and $2.4 million in 1999, 2000 and 2001.  Capital expenditures for 1999 were primarily used to establish our new manufacturing and customer training facility in New Jersey.  Capital expenditures for 2000 were primarily used for the purchase and installation of enterprise resource planning software, computer equipment necessary for our operations and costs associated with renovations to our corporate headquarters.  Capital expenditures for 2001 were primarily used for renovations to our corporate facility and upgrades to existing computer systems.  Capital expenditures over the next twelve months are expected to be approximately $1.5 million.*

        Net cash provided by financing activities was $36.3 million, $0.7 million and $44.4 million in 1999, 2000 and 2001.  In November 1999, we completed the initial public offering of 5,520,000 shares of our common stock at $16.00 per share.  Net proceeds to us after the underwriting discount and other fees amounted to $80.8 million.  We used a portion of these funds to retire all outstanding long-term debt and repay outstanding preferred stock.  In 2000, net cash provided by financing activities equaled the cash proceeds received by us when our employees exercised stock options and participated in the employee stock purchase plan.  In February 2001, we completed the follow-on public offering of 1,000,000 shares of our common stock at $45.00 per share.  Net proceeds to us after the underwriting discount and other fees amounted to $42.0 million.  In addition, we received cash proceeds of $2.3 million from stock option exercises and participation in our employee stock purchase plan.

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

Critical Accounting Policies

       Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, intangible assets, income taxes and warranty obligations.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    Effective January 1, 2000, we changed our method of accounting for revenue recognition to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.  Revenue is recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Certain sales of our products are sold and accounted for as multiple element arrangements, consisting of the sale of the product and installation.  We generally recognize revenue upon delivery of the product, which is prior to installation, as the actions required to perform the installation are deemed to be perfunctory.  Installation is deemed to be perfunctory based on our sales and installation history for similar products and customers and the fact that other vendors can and have performed the installation.  If the historical data we use to determine the perfunctory nature of installation is incorrect, we may have to recognize revenue at a later date.  When customer acceptance is subjective and not obtained prior to shipment, we defer a portion of the product revenue until such time as positive affirmation of acceptance has been obtained from the customer.  Customer acceptance is generally based on our products meeting published performance specifications.  The amount of revenue allocated to the shipment of products is done on a residual method basis.  Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue.  The fair value of installation services is based upon billable hourly rates and the estimated time to complete the service.  Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site.

        Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments or our assumptions are otherwise incorrect, additional allowances may be required.

        Excess and Obsolete Inventory.    We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand and market conditions.  If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        Warranties.    We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our deferred tax assets.  At December 31, 2001, we had no valuation allowance established against our deferred tax assets.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS No. 141"), Business Combinations (effective July 1, 2001) and Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), Goodwill and Other Intangible Assets (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  We do not expect the adoption of SFAS No. 142 to have a significant impact on our financial position and results of operations.  Amortization of goodwill was immaterial for the year ended December 31, 2001.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 ("SFAS No. 143"), Accounting for Asset Retirement Obligations (effective for fiscal years beginning after June 15, 2002).  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long lived assets and retirement of assets.  We do not expect the adoption of SFAS No. 143 to have a significant impact on our financial position and results of operations.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), Accounting for the Impairment or Disposal of Long Lived Assets.  SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations.  SFAS No. 144, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of , is effective for fiscal years beginning after December 15, 2001.  We do not expect the adoption of SFAS No. 144, which is effective for the Company as of January 1, 2002, to have a significant impact on our financial position and results of operations.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

    Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  We do not use derivative financial instruments in our investment portfolio.  We place our investments with high credit quality issuers and by policy, are averse to principal loss and ensures the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2001, our investments consisted primarily of commercial paper and municipal securities that mature in less than three months.

    Foreign Currency Risk

        We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in U.S. dollars.  We have branch operations in Taiwan, Singapore and Korea and a wholly-owned subsidiary in Europe, which are subject to currency fluctuations.  These foreign branches are limited in their operations and level of investment so that the risk of currency fluctuations is not expected to be material.

Item 8.     Financial Statements and Supplementary Data

        The consolidated financial statements required by this item are set forth on the pages indicated at Item 14(a).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        A change in accountants was previously reported on a Current Report on Form 8-K filed on April 25, 2001 as amended by Form 8-K/A filed on May 18, 2001.

PART III

        Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for May 21, 2002, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item with respect to directors is incorporated by reference to the Proxy Statement.  The information required by this Item with respect to Executive Officers and Key Employees is set forth herein under "Executive Officers and Key Employees of the Registrant".  Information regarding compliance with Section 16 of the Securities Exchange act of 1934, as amended, is incorporated by reference to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.    Executive Compensation

        The information required by this Item with respect to the compensation of our executive officers is incorporated by reference to the Proxy Statement.

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

        None.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        a. The following documents are filed as part of this Annual Report on Form 10-K:

        1. Financial Statements

Consolidated Financial Statements:

Reports of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2000 and 2001

Consolidated Statements of Income for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

Notes to the Consolidated Financial Statements

        2. Financial Statement Schedule

Consolidated Financial Statement Schedule: Schedule of Valuation and Qualifying Accounts

        3. Exhibits

    The following is a list of exhibits.  Where so indicated, exhibits which were previously filed are incorporated by reference.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).
3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.
10.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.2	Distributor Agreement, dated May 15, 1987, between the Registrant and Tokyo Electron Limited (incorporated herein by reference to Exhibit (10.2) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.3	Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.4	Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant's quarterly report on Form 10-Q, filed on November 14, 2001).
10.5	Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.6	Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.7	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant's quarterly report on Form 10-Q, filed on November 3, 2000).
10.8	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Robert Loiterman (incorporated herein by reference to Exhibit 10.13 to Registrant's quarterly report on Form 10-Q, filed on November 3, 2000).
10.9	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant's quarterly report on Form 10-Q, filed on November 3, 2000).
10.10	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.11	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant's Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.2	Consent of Arthur Andersen LLP, Independent Public Accountants.
99.1	Letter to Commission Pursuant to Temporary Note 3T.

+ Confidential treatment has been granted with respect to portions of this exhibit.

        b. Reports on Form 8-K

        None

Report of Independent Public Accountants

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Rudolph Technologies, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended.  These financial statements and the schedule referred to below are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rudolph Technologies, Inc. and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The schedule listed under Item 14 (a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a basic part of the financial statements.  This schedule for the year ended December 31, 2001 has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                                                                        /s/  ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 25, 2002

Report of Independent Accountants

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Rudolph Technologies, Inc. and subsidiary (the "Company") at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2B to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of recognizing revenue.

                                                                                                             /s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
January 26, 2001

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$ 29,736	$ 94,642
Accounts receivable, less allowance of $443 in 2000 and $328 in 2001	27,132	13,523
Inventories	23,773	22,695
Income taxes receivable	1,349	917
Deferred income taxes	2,834	1,864
Prepaid expenses and other current assets	344	654
Total current assets	85,168	134,295
Property, plant and equipment, net	3,824	5,221
Intangibles	2,520	2,181
Deferred income taxes	6,628	5,790
Other assets	414	311
Total assets	$ 98,554	$ 147,798

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 3,517	$ 789
Accrued liabilities:
Commissions	622	180
Payroll and related expenses	1,851	727
Warranty	1,072	972
Deferred revenue	4,999	1,489
Other current liabilities	2,985	1,491
Total current liabilities	15,046	5,648
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2000 and 2001	--	--
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,871,885 and 16,136,003 issued and outstanding at December 31, 2000 and 2001, respectively	15	16
Additional paid-in capital	87,385	134,315
Accumulated other comprehensive loss	(275)	(304)
Retained earnings (accumulated deficit)	(3,617)	8,123
Total stockholders' equity	83,508	142,150
Total liabilities and stockholders' equity	$ 98,554	$ 147,798

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	1999	2000	2001
Revenues	$ 38,095	$ 88,107	$ 79,398
Cost of revenues	18,301	41,854	39,798
Gross profit	19,794	46,253	39,600
Operating expenses:
Research and development	5,003	9,022	11,625
Selling, general and administrative	9,588	14,463	12,171
Amortization	436	339	339
Total operating expenses	15,027	23,824	24,135
Operating income	4,767	22,429	15,465
Interest expense (income) and other, net	3,680	(2,174)	(2,774)
Income before provision (benefit) for income taxes, extraordinary item and cumulative effect of a change in accounting principle	1,087	24,603	18,239
Provision (benefit) for income taxes	(2,179)	(431)	6,499
Income before extraordinary item and cumulative effect of a change in accounting principle	3,266	25,034	11,740
Extraordinary item (net of tax of $5)	427	--	--
Cumulative effect of change in accounting principle (net of tax of $924)	--	1,458	--
Net income	2,839	23,576	11,740
Preferred stock dividends	508	--	--
Net income available to common stockholders	$ 2,331	$ 23,576	$ 11,740
Basic earnings per share:
Income before extraordinary item and cumulative effect of a change in accounting principle	$ 0.41	$ 1.69	$ 0.74
Extraordinary item	(0.05)	--	--
Cumulative effect of a change in accounting principle	--	(0.09)	--
Preferred stock dividends	(0.06)	--	--
Net income available to common stockholders	$ 0.30	$ 1.60	$ 0.74
Diluted earnings per share:
Income before extraordinary item and cumulative effect of a change in accounting principle	$ 0.31	$ 1.58	$ 0.71
Extraordinary item	(0.04)	--	--
Cumulative effect of a change in accounting principle	--	(0.09)	--
Preferred stock dividends	(0.05)	--	--
Net income available to common stockholders	$ 0.22	$ 1.49	$ 0.71
Pro forma amounts assuming the accounting change is applied retroactively (See Note 2B):
Income before extraordinary item	$ 2,485	$ 25,034	$ 11,740
Per share amounts:
Basic	$ 0.32	$ 1.69	$ 0.74
Diluted	$ 0.24	$ 1.58	$ 0.71
Net income available to common stockholders	$ 1,550	$ 25,034	$ 11,740
Per share amounts:
Basic	$ 0.20	$ 1.69	$ 0.74
Diluted	$ 0.15	$ 1.58	$ 0.71
Weighted average number of shares outstanding:
Basic	7,880,622	14,773,295	15,899,933
Diluted	10,431,477	15,805,188	16,531,461

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended December 31, 1999, 2000 and 2001
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 1998	6,732,394	$ 2	$ 3,424	$ (153)	$ (30,032)	$ (26,759)
Retirement of common stock:
Class A	(4,802,291)	(2)	--	--	--	(2)
Class B	(2,301,074)	--	--	--	--	--
Conversion to common stock:
Class A	4,802,291	5	--	--	--	5
Class B	2,301,074	2	--	--	--	2
Exercise of stock warrants	2,045,702	2	--	--	--	2
Issuance of common stock, net of expenses	5,520,000	6	80,833	--	--	80,839
Exercise of employee stock options	386,610	--	258	--	--	258
Net income	--	--	--	--	2,839	2,839	$ 2,839
Accretion of preferred stock dividend	--	--	(508)	--	--	(508)
Issuance of compensatory stock option	--	--	1,018	--	--	1,018
Currency translation	--	--	--	(84)	--	(84)	(84)
Comprehensive income							$ 2,755
Balance at December 31, 1999	14,684,706	15	85,025	(237)	(27,193)	57,610
Exercise of employee stock options and employee stock purchase plan	187,179	--	672	--	--	672
Net income	--	--	--	--	23,576	23,576	$ 23,576
Tax benefit of exercise of employee stock options	--	--	1,688	--	--	1,688
Currency translation	--	--	--	(38)	--	(38)	(38)
Comprehensive income							$ 23,538
Balance at December 31, 2000	14,871,885	15	87,385	(275)	(3,617)	83,508
Issuance of common stock, net of expenses	1,000,000	1	42,031	--	--	42,032	--
Exercise of employee stock options and employee stock purchase plan	264,118	--	2,364	--	--	2,364	--
Net income	--	--	--	--	11,740	11,740	11,740
Tax benefit of exercise of employee stock options	--	--	2,535	--	--	2,535	--
Currency translation	--	--	--	(29)	--	(29)	(29)
Comprehensive income							$ 11,711
Balance at December 31, 2001	16,136,003	$ 16	$ 134,315	$ (304)	$ 8,123	$ 142,150

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net income	$ 2,839	$ 23,576	$ 11,740
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	436	339	339
Amortization of unearned compensation	1,018	--	--
Depreciation	568	661	1,027
Extraordinary item	427	--	--
Provision for doubtful accounts	6	143	(115)
Deferred income taxes	(2,312)	(7,150)	1,808
Tax benefit for exercise of employee stock options	--	1,688	2,535
Decrease (increase) in assets:
Accounts receivable	(5,116)	(17,815)	13,709
Income taxes receivable	270	(1,349)	432
Inventories	(1,982)	(12,400)	1,067
Prepaid expenses and other assets	(408)	(46)	(221)
Increase (decrease) in liabilities:
Accounts payable	1,054	1,347	(2,726)
Accrued liabilities	1,038	1,178	(1,659)
Deferred revenue	654	4,345	(3,510)
Other current liabilities	794	857	(1,468)
Net cash provided by (used in) operating activities	(714)	(4,626)	22,958
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,036)	(1,388)	(2,431)
Proceeds from disposal of property, plant and equipment	51	16	--
Net cash used in investing activities	(985)	(1,372)	(2,431)
Cash flows from financing activities:
Principal borrowings on long-term debt	2,345	--	--
Principal payments on long-term debt	(30,396)	--	--
Net borrowings under line of credit	(9,600)	--	--
Exercise of employee stock options and employee stock purchase plan	258	672	2,364
Redemption of preferred stock	(7,122)	--	--
Issuance of common stock, net of expenses	80,845	--	42,032
Net cash provided by financing activities	36,330	672	44,396
Effect of exchange rate changes on cash	14	(14)	(17)
Net increase (decrease) in cash and cash equivalents	34,645	(5,340)	64,906
Cash and cash equivalents at beginning of period	431	35,076	29,736
Cash and cash equivalents at end of period	$ 35,076	$ 29,736	$ 94,642
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ 3,275	--	--
Income taxes	--	$ 5,454	$ 2,030

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

1.    Organization and Nature of Operations:

        Rudolph Technologies, Inc. (the "Company") designs, develops, manufactures and supports high-performance process control metrology systems used in semiconductor device manufacturing.  The Company has branch sales and service offices in Korea, Taiwan and Singapore and a wholly-owned sales and service subsidiary in Europe.  The Company operates in a single segment and supports a wide variety of applications in the areas of diffusion, etch, lithography, CVD, PVD, and CMP.

2.    Summary of Significant Accounting Policies:

A.    Consolidation:

        The consolidated financial statements reflect the consolidated balance sheet, results of operations and cash flows of the Company and its subsidiary.  All intercompany accounts and transactions have been eliminated.

B.    Revenue Recognition and Change in Accounting Principle

        Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to comply with Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101).  Revenue is now recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Certain sales of the Company's products are sold and accounted for as multiple element arrangements, consisting of the sale of the product and installation.  The Company generally recognizes revenue upon delivery of the product, which is prior to installation, as the actions required to perform the installation are deemed to be perfunctory.  Installation is deemed to be perfunctory based on the Company's sales and installation history for similar products and customers and the fact that other vendors can and have performed the installation.  When customer acceptance is subjective and not obtained prior to shipment, the Company defers a portion of the product revenue until such time as positive affirmation of acceptance has been obtained from the customer.  Customer acceptance is generally based on the Company's products meeting published performance specifications.  The amount of revenue allocated to the shipment of products is done on a residual method basis.  Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue.  The fair value of installation services is based upon billable hourly rates and the estimated time to complete the service.  Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site.  Previously, the Company had recognized revenue upon shipment of equipment to customers, which usually preceded installation and final customer acceptance, provided final customer acceptance and collection of the related receivable were probable.

        The effect of the change was to increase revenue by $4.2 million for the year ended December 31, 2001 and decrease revenue by $2.1 million for the year ended December 31, 2000.  The deferred revenue balance to be recognized in future periods in connection with the implementation of SAB 101, as of December 31, 2001 was $0.2 million.

        Revenues from parts sales are recognized at the time of shipment.  Revenue from service contracts is recognized ratably over the period of the contract.  A provision for the estimated cost of fulfilling warranty obligations is recorded at the time the related revenue is recognized.

        Sales contracts with distributors contain fixed prices, current payment terms and are not subject to distributor's resale or any other contingencies.  Accordingly, sales of finished products to distributors are recognized as revenue at the time of shipment.  Distributors do not maintain inventory of our products, other than a small quantity of spare parts for warranty and maintenance purposes.

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

F.    Property, Plant and Equipment:

        Property, plant and equipment are stated at cost.  Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets which are thirty years for buildings, seven years for machinery and equipment and furnitures and fixtures, and three years for computer equipment.  Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related asset.  Repairs and maintenance costs are expensed as incurred and major renewals and betterments are capitalized.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.  Asset impairment is determined based upon undiscounted cash flows.  The fair value of an asset is computed based upon discounted cash flows.  In the opinion of management, no such events or changes in circumstances have occurred.

G.    Intangibles:

        Intangibles consist of goodwill and purchased technology which are amortized on a straight-line basis over useful lives of 12 years and 2.5 to 12 years, respectively.  Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.  Intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  In evaluating impairment of intangible assets, the Company utilizes the same methodology as discussed in the preceding paragraph.

H.     Concentration of Credit Risk:

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit.  The Company maintains reserves for potential credit losses.  The Company maintains cash and cash equivalents with higher credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.

I.    Warranties:

        The Company generally provides a warranty on its products for a period of twelve to fifteen months against defects in material and workmanship.  Warranty expense amounted to $470, $1,349 and $915 for the years ended December 31, 1999, 2000 and 2001, respectively.  The Company has established reserves of $1,072 and $972 at December 31, 2000 and 2001, respectively, for anticipated future warranty costs.

J.    Income Taxes:

        The Company accounts for income taxes using the asset and liability approach for deferred taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.  A valuation allowance is recorded to reduce a deferred tax asset to that portion which more likely than not will be realized.  Additionally, tax assets are separated into current and non-current amounts based on the classification of the related assets for financial reporting purposes.

K.    Translation of Foreign Currencies:

        The Company has foreign branches in Korea, Taiwan and Singapore, and a wholly-owned subsidiary in Europe which use their local currency as their functional currency.  Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average exchange rates during the period.  Resulting translation adjustments are recorded directly as a separate component of stockholders' equity.  Foreign exchange rate gains and losses included in operating results are not material for all periods presented.

L.    Stock Based Compensation:

        The Company grants stock options to employees with an exercise price equal to the fair value of the shares at the date of grant.  The Company accounts for its employee stock option plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for stock option grants.  The Company provides additional disclosure as required by Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (see Note 7).

M.    Software Development Costs:

        The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased or Marketed."  SFAS No. 86 requires that certain software product development costs incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company's customers, over the economic life of the software product.  Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis.  Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs.  Capitalized costs to date have been immaterial to date and, accordingly, SFAS No. 86 has no significant impact on the financial position or results of operations of the Company.

N.    Fair Value of Financial Instruments:

        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities.

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

P.     Recent Accounting Pronouncements:

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  The Company does not expect the adoption of SFAS No. 142 to have a significant impact on its financial position and results of operations.  Amortization of goodwill was immaterial for the year ended December 31, 2001.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective for fiscal years beginning after June 15, 2002).  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long lived assets and retirement of assets.  The Company does not expect the adoption of SFAS No. 143 to have a significant impact on its financial position and results of operations.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".  SFAS No. 144 changes the accounting for long-lived assets by requiring that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations.  SFAS No. 144, which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", is effective for fiscal years beginning after December 15, 2001.  The Company does not expect the adoption of SFAS No. 144, which is effective for the Company as of January 1, 2002, to have a significant impact on its financial position and results of operations.

Q.    Reclassification:

        Certain prior year accounts have been reclassified to conform to the current year's presentation.

3.     Property, Plant and Equipment:

        Property, plant and equipment is comprised of the following:

	December
	2000	2001
Land and building	$ 1,639	$ 2,611
Machinery and equipment	882	1,410
Furniture and fixtures	864	1,181
Computer equipment	1,643	2,139
Leasehold improvements	832	789
	5,860	8,130
Accumulated depreciation	(2,036)	(2,909)
Property, plant and equipment, net	$ 3,824	$ 5,221

        Depreciation expense amounted to $568, $661 and $1,027 for the years ended December 31, 1999, 2000, and 2001, respectively.

4.    Inventories:

        Inventories are comprised of the following:

	December
	2000	2001
Materials	$ 10,701	$ 15,048
Work-in-process	11,295	5,637
Finished good	1,777	2,010
Total inventories	$ 23,773	$ 22,695

        The Company has established reserves of $960 and $1,426 at December 31, 2000 and 2001, for slow moving and obsolete inventory.

5.    Intangibles:

        Intangibles are comprised of the following:

	December
	2000	2001
Purchased technology	$ 22,731	$ 22,731
Goodwill	3,178	3,178
	25,909	25,909
Accumulated amortization	(23,389)	(23,728)
Total intangibles	$ 2,520	$ 2,181

        Amortization of intangibles amounted to $436, $339 and $339 for the years ended December 31, 1999, 2000 and 2001, respectively.

6.    Commitments and Contingencies:

        The Company rents space for its manufacturing and service operations and sales offices.  Total rent expense for these facilities amounted to $510, $797 and $1,169 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company also leases certain equipment pursuant to operating leases, which expire through 2004.  Rent expense related to these leases amounted to $64, $52 and $169 for the years ended December 31, 1999, 2000 and 2001, respectively.

        Total future minimum lease payments under noncancelable operating leases as of December 31, 2001 amounted to $810, $644, $475, $465 and $304 for the years 2002 to 2006, respectively.

        Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold.  There are no minimum annual royalty payments.  Royalty expense amounted to $924, $3,285 and $2,924 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company was previously involved in a patent interference proceeding with Therma-Wave, Inc. in the United States Patent Office.  In this proceeding, the Company was defending its patent rights with respect to some of the multiple angle, multiple wavelength ellipsometry technology it uses in its transparent thin film measurement systems.  Therma-Wave requested that the proceeding be initiated in 1993 by filing a reissue application for one of its own patents, in which it sought to broaden the original issued claims.  The proceeding was initiated by the Patent Office in June 1998.  On September 28, 2001 a settlement was reached between the Company and Therma-Wave.  No financial consideration was paid by either party.

        From time to time the Company is subject to legal proceedings and claims in the ordinary course of business.  The Company is not involved in any legal proceedings that would have a material effect on the Company's financial position or results of operations.

7.    Employee Benefit and Stock Option Plans:

        In 1996, the Company adopted the 1996 Stock Option Plan (the "Option Plan").  Under the Option Plan, the Company was authorized to grant options to purchase up to 1,069,902 shares of common stock.  All of the outstanding options became 100% vested upon the initial public offering of the Company on November 12, 1999.  As of December 31, 2000 and 2001, there were no shares of common stock reserved for future grants under the Option Plan.

        During 1999, options issued to employees under the Option Plan entitled the holders to purchase shares of common stock at a per share price of $0.56, which was less than the estimated fair value of the common stock on the date of grant.  As a result, the Company recognized compensation expense of $1,018 for the difference between the estimated fair value of the common stock on the date the option was granted and the exercise price.

        The Company established an Employee Stock Purchase Plan (the "ESPP") effective August 31, 1999.  Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Common Stock.  The price the employee must pay for each share of stock will be 85% of the lower of the fair market value of the Common Stock at the beginning of the offering period or at the end of the applicable six month purchase period.  The ESPP qualifies as a non-compensatory plan under section 423 of the Internal Revenue Code.  As of December 31, 2000 and 2001, there were 265,548 and 520,099 shares available for issuance under the ESPP, respectively.

        The Company established the 1999 Stock Plan (the "1999 Plan") effective August 31, 1999.  The 1999 Plan provides for the grant of 2,000,000 stock options and stock purchase rights, subject to annual increases, to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant.  Options granted under the 1999 Plan vest over a five year period and expire ten years from the date of grant.  As of December 31, 2000 and 2001, there were 1,009,634 and 472,492 shares of common stock reserved for future grants under the 1999 Plan, respectively.

        SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma operating results had the Company adopted the fair value method.  Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models.  For the year ended December 31, 1999, with the exception of the ESPP, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0%, volatility of 66%, expected life of an option of 9 years and a risk-free interest rate of 4.85%.  For the year ended December 31, 2000 the fair value for each option grant was estimated on the date of grant using a dividend yield of 0%, volatility of 109%, expected life of an option of 5 years and a risk free interest rate of 5.2%.  The fair value for each option grant from the ESPP was estimated on the date of grant using a dividend yield of 0% volatility of 109%, expected life of 6 months and a risk free interest rate of 5.2%.  For the year ended December 31, 2001 the fair value for each option grant was estimated on the date of grant using a dividend yield of 0%, volatility of 95%, expected life of an option of 5 years and a risk free interest rate of 3.5%.  The fair value for each option grant from the ESPP was estimated on the date of grant using a dividend yield of 0% volatility of 95%, expected life of 6 months and a risk free interest rate of 3.5%.  Based on the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants was $7.58, $28.39 and $23.16 for 1999, 2000 and 2001, respectively.  The weighted average estimated fair value of options granted under the ESPP was $24.50 in 2000 and $11.40 in 2001.

        For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period.  Had compensation costs been determined based upon the fair value at the grant date for awards under the Option Plan, consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income attributable to common stockholders under SFAS No. 123 would have been $2,846, $21,879 and $8,395 for the years ended December 31, 1999, 2000 and 2001, respectively.  The pro forma basic net income per share would have been $0.36, $1.49 and $0.53 for the years ended December 31, 1999, 2000 and 2001, respectively.  The pro forma diluted net income per share would have been $0.28, $1.40, and $0.51 for the years ended December 31, 1999, 2000 and 2001, respectively.  With the exception of the options noted above, the exercise price of option grants was equal to the fair market value of the Company's common stock at the date of grant.  Since options vest over several years and additional awards are expected to be issued in the future, the pro forma results are not likely to be representative of the effects of the application of the fair value based method on future periods.

        The following tables summarize the stock option activity for the years ended December 31, 1999, 2000 and 2001:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares Exercisable
Balance at December 31, 1998	960,521	$ 0.67	475,607
Granted	976,202	14.29
Exercised	(386,610)	0.67
Canceled	(18,451)	13.11
Balance at December 31, 1999	1,531,662	9.21	678,311
Granted	247,500	36.19
Exercised	(152,727)	1.17
Canceled	(110,483)	19.35
Balance at December 31, 2000	1,515,952	13.68	690,326
Granted	936,425	31.53
Exercised	(221,789)	7.59
Canceled	(101,848)	22.47
Balance at December 31, 2001	2,128,740	$ 21.73	667,769

        Stock option information as of December 31, 2001 is as follows:

Options Outstanding			Options Vested and Exercisable
Exercise Price	Options Outstanding	Weighted Avg. Remaining Contract Life	Weighted Avg. Exercise Price per Share	Number Exercisable
$ 0.56 - $ 0.73	400,650	6.05	$ 0.66	400,650
16.00 - 16.00	603,623	7.86	16.00	213,914
23.40 - 33.19	535,034	9.71	29.68	6,698
33.40 - 50.75	589,433	8.94	37.38	46,507
$ 0.56 - $50.75	2,128,740	8.28	$ 8.42	667,769

        The Company has a 401(k) savings plan to provide retirement and incidental benefits for its employees.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.  Employees may contribute from 1.0% to 15.0% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  The Plan provides a 50% match of all employee contributions up to 6 percent of the employee's salary.  Company matching contributions to the Plan totaled $170, $188 and $200 for the years ended December 31, 1999, 2000 and 2001, respectively.

        In addition, the Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period.  The Company did not make contributions to this program for the years ended December 31, 1999, 2000 and 2001.

8.     Equity Securities:

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

        On November 12, 1999, 5,520,000 shares of a new single class of common stock were sold, the net proceeds of $80,845 were used to pay all outstanding debt and redeem all outstanding redeemable preferred stock.  The Company also exchanged each share of Class A and Class B common stock outstanding for one share of the new single class of common stock.  In addition, all the outstanding warrants were exercised and exchanged on a cashless basis for 2,045,702 shares of common stock.

9.    Income Taxes:

        The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	1999	2000	2001
Current:
Federal	$ 40	$ 5,062	$ 3,963
State	93	733	728
Foreign	--	--	--
	133	5,795	4,691
Deferred:
Federal	(2,068)	(4,962)	2,132
State	(244)	(1,264)	386
Foreign	--	--	(710)
	(2,312)	(6,226)	1,808
Total income tax expense (benefit)	$ (2,179)	$ (431)	$ 6,499

        Deferred tax assets are comprised of the following:

	December 31,
	2000	2001
Amortization of intangibles	$ 6,198	$ 5,427
Deferred revenue	1,737	52
Foreign net operating loss carryforwards	--	710
Inventory obsolescence reserve	372	532
Fixed assets	136	154
Warranty	392	325
Accounts receivable	172	122
Employee stock options	294	207
Other	161	125
Net deferred tax asset	$ 9,462	$ 7,654

        The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate to income taxes as follows:

	Year Ended December 31,
	1999	2000	2001
Federal income tax provision at statutory rate	$ 370	$ 8,611	$ 6,201
State taxes, net of federal effect	132	(345)	1,114
Change in valuation allowance	(2,841)	(8,600)	--
Research tax credit	--	(360)	(466)
Other	160	(263)	(350)
Provision (benefit) for income taxes	$ (2,179)	$ (431)	$ 6,499
Effective tax rate	(200)%	(2)%	36%

        During 1998, the net deferred tax asset was reduced to zero with a valuation allowance as a result of recurring losses and with the uncertainty regarding the Company's ability to generate sufficient taxable income.  In 1999 and 2000, based on industry and internal forecasts combined with the successful completion of its initial public offering and the reduction of debt, the Company reduced the deferred tax valuation allowance by $2.8 million and $8.6 million, for certain deferred tax assets that more likely than not would be realized.

10.    Geographic Reporting and Customer Concentration:

	Year Ended December 31,
	1999	2000	2001
Revenues from third parties:
United States	$ 17,959	$ 39,902	$ 36,749
Asia	10,798	34,765	29,084
Europe	7,578	10,695	11,546
Other	1,760	2,745	2,019
Total	$ 38,095	$ 88,107	$ 79,398
Customers comprising 10% or more of the Company's total revenue for the period indicated:
A	31.2%	19.4%	33.4%
B	6.3%	21.9%	14.8%
Accounts receivable of customers comprising 10% or more of the Company's total revenue for the period indicated:
A		$ 3,955	$ 3,199
B		$ 3,122	$ 1,562

        Substantially all of the assets of the Company are within the United States of America.

11.    Earnings Per Share:

        The Company has adopted SFAS No. 128, "Earnings per Share", which requires the presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").  Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential dilutive common shares outstanding during the period.  The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

        The computations of Basic EPS and Diluted EPS for the years ended December 31, 1999, 2000 and 2001 are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 1999
Net income	$ 2,839
Preferred stock dividends	(508)
Basic EPS:
Net income available to common stockholders	$ 2,331	7,880,622	$ 0.30
Effect of dilutive stock options	--	2,550,855	(0.08)
Diluted EPS:
Net income available to common stockholders	$ 2,331	10,431,477	$ 0.22
For the year ended December 31, 2000
Basic EPS:
Net income	$ 23,576	14,773,295	$ 1.60
Effect of dilutive stock options	--	1,031,893	(0.11)
Diluted EPS:
Net income	$ 23,576	15,805,188	$ 1.49
For the year ended December 31, 2001
Basic EPS:
Net income	$ 11,740	15,899,933	$ 0.74
Effect of dilutive stock options	--	631,528	(0.03)
Diluted EPS:
Net income	$ 11,740	16,531,461	$ 0.71

        For the year ended December 31, 1999, all outstanding options and warrants were included in the calculation of earnings per share.  For the year ended December 31, 2000 and 2001, the Company had outstanding options to purchase 184,750 and 420,136 shares of common stock which were excluded from the calculation due to the anti-dilutive nature of these instruments.

12.    Quarterly Consolidated Financial Data (unaudited):

        The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2001.  In the opinion of the Company's management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented.  The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	Total
Revenues	$ 30,561	$ 23,088	$ 15,058	$ 10,691	$ 79,398
Gross profit	16,748	11,999	6,735	4,118	39,600
Income before income taxes	9,691	6,533	1,257	758	18,239
Net income	6,101	4,117	859	663	11,740
Net income per share:
Basic	$ 0.40	$ 0.26	$ 0.05	$ 0.04	$ 0.74
Diluted	$ 0.38	$ 0.25	$ 0.05	$ 0.04	$ 0.71
Weighted average number of shares outstanding:
Basic	15,363,284	16,039,391	16,081,194	16,111,965	15,899,933
Diluted	16,057,313	16,712,286	16,649,058	16,697,575	16,531,461

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

	Quarters Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000	Total
Revenues:
As reported	$ 16,993	$ 20,003	$ 24,649	$ 28,924	$ 90,569
Effect of a change in accounting principle	(1,151)	(102)	(1,209)	--	(2,462)
As restated or as reported in the fourth quarter	$ 15,842	$ 19,901	$ 23,440	$ 28,924	$ 88,107

Gross profit:
As reported	$ 9,025	$ 10,769	$ 13,137	$ 15,784	$ 48,715
Effect of a change in accounting principle	(1,151)	(102)	(1,209)	--	(2,462)
As restated or as reported in the fourth quarter	$ 7,874	$ 10,667	$ 11,928	$ 15,784	$ 46,253

Income before income taxes and cumulative effect of a change in accounting principle:
As reported	$ 4,621	$ 6,050	$ 7,492	$ 8,902	$ 27,065
Effect of a change in accounting principle	(1,151)	(102)	(1,209)	--	(2,462)
As restated or as reported in the fourth quarter	$ 3,470	$ 5,948	$ 6,283	$ 8,902	$ 24,603

Net income:
As reported	$ 2,851	$ 8,576	$ 6,303	$ 8,827	$ 26,557
Effect of a change in accounting principle	(710)	(64)	(749)	--	(1,523)
Cumulative effect of a change in accounting principle	(1,458)	--	--	--	(1,458)
As restated or as reported in the fourth quarter	$ 683	$ 8,512	$ 5,554	$ 8,827	$ 23,576

Basic earnings per share:
As reported	$ 0.19	$ 0.58	$ 0.43	$ 0.59	$ 1.79
Effect of a change in accounting principle	(0.05)	--	(0.05)	--	(0.10)
Cumulative effect of a change in accounting principle	(0.09)	--	--	--	(0.09)
As restated or as reported in the fourth quarter	$ 0.05	$ 0.58	$ 0.38	$ 0.59	$ 1.60

Diluted earnings per share:
As reported	$ 0.18	$ 0.54	$ 0.40	$ 0.56	$ 1.68
Effect of a change in accounting principle	(0.05)	--	(0.05)	--	(0.10)
Cumulative effect of a change in accounting principle	(0.09)	--	--	--	(0.09)
As restated or as reported in the fourth quarter	$ 0.04	$ 0.54	$ 0.35	$ 0.56	$ 1.49

Weighted average number of shares outstanding:
Basic	14,684,706	14,730,631	14,801,773	14,859,795	14,773,295
Diluted	15,864,997	15,756,738	15,797,230	15,760,343	15,805,188

RUDOLPH TECHNOLOGIES, INC.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2001:
Allowance for doubtful accounts	$ 443	$ (115)	--	--	$ 328
Inventory valuation	960	466	--	--	1,426
Warranty	1,072	915	--	1,015	972
Year 2000:
Allowance for doubtful accounts	300	143	--	--	443
Deferred tax asset valuation allowance	8,600	(8,600)	--	--	--
Inventory valuation	575	385	--	--	960
Warranty	475	1,349	--	752	1,072
Year 1999:
Allowance for doubtful accounts	294	6	--	--	300
Deferred tax asset valuation allowance	11,441	(2,841)	--	--	8,600
Inventory valuation	413	162	--	--	575
Warranty	342	470	--	337	475

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

Signature	Title	Date

/s/ Paul F. McLaughlin	Chairman and Chief	March 7, 2002
Paul F. McLaughlin	Executive Officer

/s/ Steven R. Roth	Senior Vice President, Chief	March 12, 2002
Steven R. Roth	Financial Officer (Principal Financial Officer and Principle Accounting Officer)

/s/ David Belluck	Director	March 7, 2002
David Belluck

/s/ Daniel H. Berry	Director	March 6, 2002
Daniel H. Berry

/s/ Paul Craig	Director	March 8, 2002
Paul Craig

/s/ Stephen J. Fisher	Director	March 11, 2002
Stephen J. Fisher

/s/ Carl E. Ring, Jr.	Director	March 6, 2002
Carl E. Ring, Jr.

/s/ Richard F. Spanier	Director	March 7, 2002
Richard F. Spanier

/s/ Aubrey C. Tobey	Director	March 7, 2002
Aubrey C. Tobey

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).
3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.
10.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.2	Distributor Agreement, dated May 15, 1987, between the Registrant and Tokyo Electron Limited (incorporated herein by reference to Exhibit (10.2) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.3	Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.4	Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant's quarterly report on Form 10-Q, filed on November 14, 2001).
10.5	Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.6	Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.7	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant's quarterly report on Form 10-Q, filed on November 3, 2000).
10.8	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Robert Loiterman (incorporated herein by reference to Exhibit 10.13 to Registrant's quarterly report on Form 10-Q, filed on November 3, 2000).
10.9	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant's quarterly report on Form 10-Q, filed on November 3, 2000).
10.10	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.11	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant's Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.2	Consent of Arthur Andersen LLP, Independent Public Accountants.
99.1	Letter to Commission Pursuant to Temporary Note 3T.

                                                                                                                        Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-92443) and Form S-3 (No. 333-54860) of our report dated January 26, 2001 relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.

                                                                                                                    /s/   PricewaterhouseCoopers LLP

Florham Park, New Jersey
March 26, 2001

                                                                                                                        Exhibit 23.2

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statements File No. 333-92443.

                                                                                                                    /s/  ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 26, 2002

                                                                                                                        Exhibit 99.1

LETTER TO COMMISSION PURSUANT TO TEMPORARY NOTE 3T

RUDOLPH TECHNOLOGIES, INC.
One Rudolph Road
Flanders, NJ 07836

LETTER TO COMMISSION PURSUANT TO TEMPORARY NOTE 3T

March 26, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549-0408

Ladies and Gentlemen:

Pursuant to Temporary Note 3T to Article 3 of Regulation S-X, Rudolph Technologies, Inc. has obtained a letter of representation from Arthur Andersen LLP ("Andersen") stating that the December 31, 2001 audit was subject to their quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Andersen personnel working on the audit and appropriate availability of national office consultation.  Availability of personnel at foreign affiliates of Andersen was not relevant to this audit.

Very truly yours,

Rudolph Technologies, Inc.

/s/ Steven Roth

Steven Roth
Chief Financial Officer