Form 10-Q
period 2002-03-31
RUDOLPH TECHNOLOGIES INC
filed 2002-05-14
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: March 31, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        The number of outstanding shares of the Registrant's Common Stock on May 1, 2002 was 16,184,347.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$ 65,558	$ 94,642
Short-term investments	28,911	-
Accounts receivable, net	16,335	13,523
Inventories	20,646	22,695
Prepaid expenses and other current assets	3,549	3,435
Total current assets	134,999	134,295
Net property, plant and equipment	5,042	5,221
Intangibles	2,117	2,181
Deferred taxes	5,759	5,790
Other assets	401	311
Total assets	$ 148,319	$ 147,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 2,209	$ 2,668
Other current liabilities	2,969	2,980
Total current liabilities	5,178	5,648

Commitments and contingencies

Stockholders' equity
Common stock	16	16
Additional paid-in capital	135,232	134,315
Other comprehensive loss	(678)	(304)
Accumulated earnings	8,571	8,123
Total stockholders' equity	143,141	142,150
Total liabilities and stockholders' equity	$ 148,319	$ 147,798

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Revenues	$ 12,038	$ 30,561
Cost of revenues	6,875	13,813
Gross profit	5,163	16,748
Operating expenses:
Research and development	2,422	2,946
Selling, general and administrative	2,409	4,740
Amortization	64	85
Total operating expenses	4,895	7,771
Operating income	268	8,977
Interest income and other, net	(426)	(714)
Income before income taxes	694	9,691
Provision (benefit) for income taxes	247	3,590
Net income	$ 447	$ 6,101
Earnings per share:
Basic	$ 0.03	$ 0.40
Diluted	$ 0.03	$ 0.38
Weighted average shares outstanding:
Basic	16,145,675	15,363,284
Diluted	16,845,390	16,057,313

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Cash flows from operating activities:
Net income	$ 447	$ 6,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	64	85
Depreciation	293	192
Tax benefit for exercise of employee stock options	273	1,030
Provision for doubtful accounts	3	(34)
Deferred income taxes	31	691
Decrease (increase) in assets:
Accounts receivable	(2,820)	(4,235)
Income taxes receivable	(76)	1,349
Inventories	2,033	(1,565)
Prepaid expenses and other	(80)	116
Increase (decrease) in liabilities:
Accounts payable	(425)	(587)
Accrued liabilities	(31)	85
Income taxes payable	-	497
Deferred revenue	80	288
Other liabilities	(89)	1,110
Net cash provided by (used in) operating activities	(297)	5,123
Cash flows from investing activities:
Purchases of short-term investments	(29,313)	-
Purchases of property, plant and equipment	(113)	(590)
Net cash used in investing activities	(29,426)	(590)
Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	-	42,035
Exercise of employee stock options and employee stock purchase plan	645	773
Net cash provided by financing activities	645	42,808
Effect of exchange rate changes on cash	(6)	(27)
Net increase (decrease) in cash and cash equivalents	(29,084)	47,314
Cash and cash equivalents at beginning of period	94,642	29,736
Cash and cash equivalents at end of period	$ 65,558	$ 77,050

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

NOTE 1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with generally accepted accounting principles.   Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The results for the three month period ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year.  This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $331 and $328 as of March 31, 2002 and December 31, 2001, respectively.

NOTE 3.    Inventories

	March 31,	December 31,
	2002	2001
Materials	$ 12,986	$ 15,048
Work-in-process	6,595	5,637
Finished goods	1,065	2,010
Total inventories	$ 20,646	$ 22,695

NOTE 4.   Property, Plant and Equipment
	March 31,	December 31,
	2002	2001
Land and building	$ 2,605	$ 2,611
Machinery and equipment	1,414	1,410
Furniture and fixtures	1,185	1,181
Computer equipment	2,230	2,139
Leasehold improvements	811	789
	8,245	8,130
Accumulated depreciation	(3,203)	(2,909)
Net property, plant and equipment	$ 5,042	$ 5,221

NOTE 5.   Comprehensive Income

        The disclosures required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") have been included below.   The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gain/(loss) on investments.  The effects of income taxes on comprehensive income was not material.

        For the three months ended March 31, 2002  and the three months ended March 31, 2001 comprehensive income amounted to $73 and $6,132, respectively.

NOTE 6.   Income Per Share

        Basic income per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Dilutive common equivalent shares consist of stock options for the three months ended March 31, 2002 and 2001.  During the three months ended March 31, 2002 and 2001, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  The weighted average number of stock options excluded from the computation of diluted earnings per share during the three months ended March 31, 2002 and 2001 were 426,960 and 289,667, respectively.

        The Company's basic and diluted net income per share amounts are as follows:

	Three Months Ended
	March 31,
	2002	2001
Numerator:
Net income	$ 447	$ 6,101

Denominator:
Basic net income per share - weighted average shares outstanding	16,145,675	15,363,284
Effect of potential dilutive securities:
Employee stock options - dilutive shares	699,715	694,029

Diluted net income per share - weighted average shares outstanding	16,845,390	16,057,313

Net income per share:
Basic	$ 0.03	$ 0.40
Diluted	$ 0.03	$ 0.38

NOTE 7.   Geographic Reporting and Customer Concentration

        Revenue by geographic region:
	Three Months Ended
	March 31,
	2002	2001
United States	$ 5,685	$ 18,634
Asia	4,691	10,301
Europe	1,662	1,626
Total	$ 12,038	$ 30,561

        Customers comprising 10% or more of revenue:
	Three Months Ended
	March 31,
	2002	2001
A	27.6%	47.3%
B	18.0%	4.9%
C	16.5%	-
D	11.2%	-

NOTE 8.   Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 ("SFAS No. 141"), "Business Combinations" (effective July 1, 2001) and Statement of Financial Accounting Standard No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002).  SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  The adoption of SFAS No. 142 did not have a significant impact on the Company's financial position and results of operations for the three months ended March 31, 2002.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations" (effective for fiscal years beginning after June 15, 2002).  SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long lived assets and retirement of assets.  The Company does not expect the adoption of SFAS No. 143 to have a significant impact on its financial position and results of operations.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long Lived Assets" (effective for the Company on January 1, 2002).  SFAS No. 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations.  SFAS No. 144, replaces Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ".  The adoption of SFAS No. 144 did not have a  significant impact on the Company's financial position and results of operations for the three months ended March 31, 2002.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, we may, from time to time, make oral forward looking statements.  Forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statements that (i) we expect demand for our products to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume, (ii) we anticipate that our effective tax rate for our current year will be approximately 36%, (iii) we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future, and (iv) we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for the next several years.

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.   Actual results may differ materially from those projected in such forward looking statements for a number of factors, risks and uncertainties, including the risk factors set forth in this current report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.  We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

Critical Accounting Policies

       Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, intangible assets, income taxes and warranty obligations.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  Our estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    Revenue is recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Certain sales of our products are sold and accounted for as multiple element arrangements, consisting of the sale of the product and installation.  We generally recognize revenue upon delivery of the product, which is prior to installation, as the actions required to perform the installation are deemed to be perfunctory.  Installation is deemed to be perfunctory based on our sales and installation history for similar products and customers and the fact that other vendors can and have performed the installation.  If in the future we do not meet the criteria that we currently use to determine the perfunctory nature of installation or such criteria changes, we may have to recognize revenue at a later date.  When customer acceptance is subjective and not obtained prior to shipment, we defer a portion of the product revenue until such time as positive affirmation of acceptance has been obtained from the customer.  Customer acceptance is generally based on our products meeting published performance specifications.  The amount of revenue allocated to the shipment of products is done on a residual method basis.  Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue.  The fair value of installation services is based upon billable hourly rates and the estimated time to complete the service.  Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site.

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

        Excess and Obsolete Inventory.    We write down our excess and obsolete inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand and market conditions.  If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our deferred tax assets.  At March 31, 2002, we had no valuation allowance established against our deferred tax assets.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Results of Operations for the Three Month Periods Ended March 31, 2002 and 2001

        Revenues.     Our revenues are derived from the sale of our metrology systems, services and spare parts.  Our revenues were $12.0 million for the three month period ended March 31, 2002, compared to $30.6 million for the same period in the prior year, representing a decrease of 61%.  This change year over year was primarily due to lower unit shipments resulting from the economic slowdown in the semiconductor industry.

       Our business has been impacted by the slowdown in economies worldwide.  We have been further affected by the cyclical nature of the semiconductor industry with recurring periods of oversupply.  These factors have resulted in a downturn in demand for our products.  We currently do not have visibility as to the length or severity of the downturn.  We do expect demand to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume.  There has been no current evidence, however, that customer buying patterns will increase in the near term.  There is a risk that the slowdown may be prolonged.

       Cost of Revenues and Gross Profit.     Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $5.2 million for the three month period ended March 31, 2002, compared to $16.7 million for the same period in the prior year.  Our gross profit represented 43% of our revenues for the three month period ended March 31, 2002 and 55% of our revenues for the same period in the prior year.   The decrease in gross profit as a percentage of revenue for the three month period ended March 31, 2002 compared to March 31, 2001 is due to a lower absorption of the fixed components of cost of goods sold on a lower revenue base.

        Research and Development.     Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expenses were $2.4 million for the three month period ended March 31, 2002, compared to $2.9 million for the same period in the prior year.  Research and development expense represented 20% of our  revenues for the three month period ended March 31, 2002, compared to 10% of our revenues for the same period in the prior year.  The dollar decrease in research and development expenses resulted from lower material cost associated with new product development.

        Selling, General and Administrative.     Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general and administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $2.4 million for the three month period ended March 31, 2002, compared to $4.7 million for the same period of the prior year.  Selling, general and administrative expense represented 20% of our revenues for the three month period ended March 31, 2002, compared to 16% of our revenues for the same period of the prior year.  The dollar decrease in selling, general and administrative expense is due primarily to cost cutting initiatives, such as, travel limitation, employee reductions and salary freezes as well as the completion of certain infrastructure initiatives in prior periods.

        Amortization.      Amortization expense is related to the core technology we acquired from our predecessor company in 1996.  Amortization expense was $0.1 million for each of the three month period ended March 31, 2002 and 2001.

        Interest income and other, net.     Interest income and other, net was $0.7 million for the three month period ended March 31, 2002, compared to $0.5 million for the same period in the prior year.   The increase in interest income earned by us in the three month period ended March 31, 2002 was the result of investing the net proceeds from our follow-on public offering of common stock not immediately needed to support our operations, partially offset by lower interest rates.

        Income Taxes.     We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".  Income tax expense in the first quarter was recorded using a 36% tax rate based on investment in engineering and development programs qualifying for R&D tax benefits and revenue and profit outlook for the year.  We anticipate that our effective tax rate for our current year will be approximately 36%.

Liquidity and Capital Resources

        At March 31, 2002, we had $94.5 million of cash, cash equivalents and short-term investments and $129.8 million in working capital.  At December 31, 2001 we had $94.6 million of cash and cash equivalents and $128.6 million in working capital.

       For the three month period ended March 31, 2002, operating activities used $0.3 million in cash.   Net cash provided by operating activities was $5.1 million for the three month period ended March 31, 2001.  The net cash used in operating activities during the three month period ended March 31, 2002 was primarily a result of an increase in accounts receivable of $2.8 million, partially offset by a decrease in inventories of $2.0 million and net income of $0.5 million.  The net cash provided by operating activities for the three month period ended March 31, 2001 was primarily a result of net income of $6.1 million and a tax benefit for the exercise of employee stock options of $1.0 million, partially offset by having to fund an increase in accounts receivable of $4.2 million.

        Net cash used in investing activities during the three month period ended March 31, 2002 includes purchases of short-term investments of $29.3 million and capital expenditures of $0.1 million.  Net cash used in investing activities during the three month period ended March 31, 2001 of $0.6 million was primarily to fund building renovation on our corporate headquarters and to purchase computer equipment necessary for our operations.

        Net cash provided by financing activities for the three month period ended March 31, 2002 of $0.6 million was a result of the exercise of employee stock options.  Net cash provided by financing activities for the three month period ended March 31, 2001 of $42.8 million was primarily due to the completion of our follow-on public offering of 1,000,000 shares of common stock at $45.00 per share.  Net proceeds to us after the underwriter's discount and other fees amounted to $42.0 million.

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

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 36.6% of our revenues in 2001.  Countries in the Asia Pacific region, including Japan, Korea and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.  We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

       International sales accounted for approximately 53.7% of our revenues in 2001.  We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

   Interest Rate Risk

        We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities.  Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities, commercial paper and corporate bonds).  We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities.  Accordingly, we believe that the effects of changes in interest rates and credit ratings of issuers are limited and would not have a material impact on our financial condition or results of operations.  However, it is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.

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

Date: May 14, 2002                                                                    By:  /s/ Paul F. McLaughlin
                                                                                                                                Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer

Date: May 14, 2002                                                                    By:   /s/ Steven R. Roth
                                                                                                                                    Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer