Form 10-Q
period 2002-06-30
RUDOLPH TECHNOLOGIES INC
filed 2002-08-14
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: June 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        The number of outstanding shares of the Registrant's Common Stock on August 12, 2002 was 16,186,102.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

Item 6.

Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$ 67,878	$ 94,642
Short-term investments	29,951	-
Accounts receivable, net	15,441	13,523
Inventories	22,622	22,695
Prepaid expenses and other current assets	3,547	3,435
Total current assets	139,439	134,295
Net property, plant and equipment	4,946	5,221
Intangibles	2,053	2,181
Deferred taxes	5,732	5,790
Other assets	1,239	311
Total assets	$ 153,409	$ 147,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 3,959	$ 2,668
Other current liabilities	4,745	2,980
Total current liabilities	8,704	5,648

Commitments and contingencies

Stockholders' equity:
Common stock	16	16
Additional paid-in capital	135,657	134,315
Accumulated other comprehensive loss	(195)	(304)
Retained earnings	9,227	8,123
Total stockholders' equity	144,705	142,150
Total liabilities and stockholders' equity	$ 153,409	$ 147,798

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues	$ 13,118	$ 23,088	$ 25,156	$ 53,649
Cost of revenues	7,737	11,089	14,612	24,902
Gross profit	5,381	11,999	10,544	28,747
Operating expenses:
Research and development	2,536	3,481	4,958	6,427
Selling, general and administrative	2,178	2,760	4,587	7,501
Amortization	64	85	128	169
Total operating expenses	4,778	6,326	9,673	14,097
Operating income	603	5,673	871	14,650
Interest income and other, net	416	860	843	1,575
Income before income taxes	1,019	6,533	1,714	16,225
Provision for income taxes	363	2,416	610	6,006
Net income	$ 656	$ 4,117	$ 1,104	$ 10,219
Earnings per share:
Basic	$ 0.04	$ 0.26	$ 0.07	$ 0.65
Diluted	$ 0.04	$ 0.25	$ 0.07	$ 0.62
Weighted average shares outstanding:
Basic	16,179,502	16,039,391	16,163,240	15,703,506
Diluted	16,722,438	16,712,286	16,790,226	16,386,236

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2002	2001
Cash flows from operating activities:
Net income	$ 1,104	$ 10,219
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	128	169
Depreciation	592	430
Tax benefit for exercise of employee stock options	273	1,535
Provision for doubtful accounts	(26)	(50)
Deferred income taxes	58	1,716
Decrease (increase) in assets:
Accounts receivable	(1,838)	334
Income taxes receivable	-	1,349
Inventories	204	(1,530)
Prepaid expenses and other	(1,372)	196
Increase (decrease) in liabilities:
Accounts payable	982	(1,300)
Accrued liabilities	288	(8)
Income taxes payable	261	593
Deferred revenue	463	1,833
Other liabilities	1,023	(415)
Net cash provided by operating activities	2,140	15,071
Cash flows from investing activities:
Purchases of short-term investments	(29,687)	-
Purchases of property, plant and equipment	(307)	(1,962)
Net cash used in investing activities	(29,994)	(1,962)
Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	-	42,031
Exercise of employee stock options and employee stock purchase plan	1,069	1,808
Net cash provided by financing activities	1,069	43,839
Effect of exchange rate changes on cash	21	(48)
Net increase (decrease) in cash and cash equivalents	(26,764)	56,900
Cash and cash equivalents at beginning of period	94,642	29,736
Cash and cash equivalents at end of period	$ 67,878	$ 86,636

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.   Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The results for the three and six month periods ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year.  This financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2.   Short-Term Investments

        The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available for sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends  on available-for-sale securities are included in interest income and other, net.   Gross unrealized gains on available-for-sale securities were $253 and gross unrealized  losses on available-for-sale securities were $10 as of June 30, 2002.

NOTE 3.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $302 and $328 as of June 30, 2002 and December 31, 2001, respectively.

NOTE 4.    Inventories

	June 30,	December 31,
	2002	2001
Materials	$ 13,484	$ 15,048
Work-in-process	8,269	5,637
Finished goods	869	2,010
Total inventories	$ 22,622	$ 22,695

NOTE 5.   Property, Plant and Equipment
	June 30,	December 31,
	2002	2001
Land and building	$ 2,599	$ 2,611
Machinery and equipment	1,436	1,410
Furniture and fixtures	1,213	1,181
Computer equipment	2,402	2,139
Leasehold improvements	816	789
	8,466	8,130
Accumulated depreciation	(3,520)	(2,909)
Net property, plant and equipment	$ 4,946	$ 5,221

NOTE 6.   Comprehensive Income

        The disclosures required by SFAS No. 130, "Reporting Comprehensive Income"  have been included below.   The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gain/(loss) on investments.

        For the three and six months ended June 30, 2002  comprehensive income amounted to $1,140 and $1,213, respectively.  Comprehensive income for the three and six months ended June 30, 2001 was $4,050 and $10,182, respectively.

NOTE 7.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Dilutive common equivalent shares consist of stock options for the three and six months ended June 30, 2002 and 2001.  During the three and six months ended June 30, 2002 and 2001, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  The weighted average number of stock options excluded from the computation of diluted earnings per share during the three and six months ended June 30, 2002 were 603,091 and 573,215, respectively.  For the three and six months ended June 30, 2001 the weighted average number of stock options excluded from the computation of diluted earnings per share were 24,562 and 23,032, respectively.

        The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Numerator:
Net income	$ 656	$ 4,117	$ 1,104	$ 10,219

Denominator:
Basic earnings per share - weighted average shares outstanding	16,179,502	16,039,391	16,163,240	15,703,506
Effect of potential dilutive securities:
Employee stock options - dilutive shares	542,936	672,895	626,986	682,730

Diluted earnings per share - weighted average shares outstanding	16,722,438	16,712,286	16,790,226	16,386,236

Earnings per share:
Basic	$ 0.04	$ 0.26	$ 0.07	$ 0.65
Diluted	$ 0.04	$ 0.25	$ 0.07	$ 0.62

NOTE 8.   Geographic Reporting and Customer Concentration

        For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
United States	$ 5,483	$ 7,839	$ 11,400	$ 26,473
Asia	4,732	8,402	9,193	18,703
Europe	2,903	4,934	4,563	6,560
Other	-	1,913	-	1,913
Total	$ 13,118	$ 23,088	$ 25,156	$ 53,649

        Customers comprising 10% or more of revenue:
	Six Months Ended
	June 30,
	2002	2001
Customer A	26.7%	40.4%

NOTE 9.   Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002).  SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  The adoption of SFAS No. 142 did not have a significant impact on the Company's financial position and results of operations for the three and six months ended June 30, 2002.  The Company's recorded goodwill balance at June 30, 2002 is immaterial to the Company's financial position and amortization of goodwill was immaterial for the three and six months ended June 30, 2001.  The Company's intangible assets have definite useful lives and such lives were not impacted by the adoption of SFAS No. 142.  Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization for the twelve months ended December 31, 2002 and the next four succeeding years is approximately $256 per year.

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

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective for the Company on January 1, 2002).  SFAS No. 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations.  SFAS No. 144, replaces Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ".  The adoption of SFAS No. 144 did not have a  significant impact on the Company's financial position and results of operations for the three and six months ended June 30, 2002.

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145," Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No 13 and Technical Corrections".  SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30.  The statement also amended SFAS 13 for certain sales-leaseback and sublease accounting.  The Company is required to adopt the provisions of SFAS 145 effective January 1, 2003. This statement is not expected to impact the Company as it is now constituted.

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146," Accounting for Costs Associated with Exit or Disposal Activities".  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. This statement is not expected to impact the Company as it is now constituted.

Note 10.  Subsequent Events

     On July 23, 2002, the Company announced that it has entered into a definitive agreement to acquire privately held ISOA, a defect control company based in Richardson, Texas. The acquisition is an all cash transaction valued at approximately $27.5 million.

The Company defers costs directly attributable to proposed business combinations.  Direct costs incurred in connection with unsuccessful attempts to acquire an enterprise are charged to expense in the period in which the plans to acquire the enterprise are abandoned.  At June 30, 2002, the Company has deferred approximately $900,000 of direct acquisition costs which are reflected in "other assets".

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, we may, from time to time, make oral forward looking statements.  Forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statements that (i) we expect demand for our products to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume, (ii) we anticipate that our effective tax rate for our current year will be approximately 36% and (iii) we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.

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

Critical Accounting Policies

       Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our financial results on a regular basis.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, intangible assets, income taxes and warranty obligations.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances.  Our estimates form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  These estimates and judgments are reviewed by management on an ongoing basis, and by our Audit Committee at the end of each quarter prior to the public release of our financial results.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our deferred tax assets.  At June 30, 2002, we had no valuation allowance established against our deferred tax assets.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Results of Operations for the Three and Six Month Periods Ended June 30, 2002 and 2001

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

        Revenues.     Our revenues are derived from the sale of our metrology systems, services and spare parts.  Our revenues were $13.1 million and $25.2 million for the three and six month periods ended June 30, 2002, compared to $23.1 million and $53.6 million for the same periods in the prior year, representing a decrease of 43% and 53% for the respective periods.  This change was primarily due to lower unit shipments resulting from the economic slowdown in the semiconductor industry.

       Our business has been impacted by the slowdown in economies worldwide.  We have been further affected by the cyclical nature of the semiconductor industry with recurring periods of oversupply.  These factors have resulted in a downturn in demand for our products.  We currently do not have visibility as to the length or severity of the downturn.  We do expect demand to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume.  There has been no current evidence, however, that customer buying patterns will significantly increase in the near term.  There is a risk that the slowdown may be prolonged.

       Cost of Revenues and Gross Profit.     Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $5.4 million and $10.5 million for the three and six month periods ended June 30, 2002, compared to $12.0 million and $28.7 million for the same periods in the prior year.  Our gross profit represented 41% and 42% of our revenues for the three and six month periods ended June 30, 2002 and 52% and 54% of our revenues for the same periods in the prior year.   The decrease in gross profit as a percentage of revenue for the three and six month periods ended June 30, 2002 compared to the three and six month periods ended June 30, 2001 is primarily due to a lower absorption of the fixed components of cost of goods sold resulting from a lower revenue base.

        Research and Development.     Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expenses were $2.5 million and $5.0 million for the three and six  month periods ended June 30, 2002, compared to $3.5 million and $6.4 million for the same periods in the prior year.  Research and development expense represented 19% and 20% of our  revenues for the three and six month periods ended June 30, 2002, compared to 15% and 12% of our revenues for the same periods in the prior year.  The dollar decrease in research and development expenses resulted from lower cost associated with new product development.

        Selling, General and Administrative.     Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general and administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $2.2 million and $4.6 million for the three and six month periods ended June 30,  2002, compared to $2.8 million and $7.5 million for the same periods in the prior year.  Selling, general and administrative expense represented 17% and 18% of our revenues for the three and six month periods ended June 30, 2002, compared to 12% and 14% of our revenues for the same periods in the prior year.  The dollar decrease in selling, general and administrative expense is due primarily to cost cutting initiatives, such as, travel limitation, employee reductions and salary freezes as well as the completion of certain infrastructure initiatives in prior periods.

        Amortization.      Amortization expense is related to the core technology we acquired from our predecessor company in 1996.  Amortization expense was $0.1 million for each of the three and six month periods ended June 30, 2002 and $0.1 million and $0.2 million for the three and six month periods ended June 30, 2001.  Amortization of goodwill was immaterial for the three and six months ended June 30, 2001.

        Interest income and other, net.     Interest income and other, net was $0.4 million and $0.8 million for the three and six month periods ended June 30, 2002, compared to $0.9 million and $1.6 million for the same periods in the prior year.   The decrease in interest income earned by us in the three and six month periods ended June 30, 2002 was the result of  lower interest rates.

        Income Taxes.     We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".  Income tax expense in the three and six month periods ended June 30, 2002  was recorded using a 36% tax rate based on investment in engineering and development programs qualifying for R&D tax benefits and revenue and profit outlook for the year.  We anticipate that our effective tax rate for our current year will be approximately 36%.

Liquidity and Capital Resources

        At June 30, 2002, we had $97.8 million of cash, cash equivalents and short-term investments and $130.7 million in working capital.  At December 31, 2001 we had $94.6 million of cash and cash equivalents and $128.6 million in working capital.

       Operating activities provided  $2.1 million and $15.1 million in cash for the six month period ended June 30, 2002 and 2001, respectively.  The net cash provided by operating activities during the six month period ended June 30, 2002 was primarily a result of net  income of $1.1 million, an increase in accounts payable of $1.0 million, an increase in other liabilities of $1.0 million and an increase in deferred revenue of $0.5 million, partially offset by an increase in accounts receivable of $1.8 million.  The net cash provided by operating activities for the six month period ended June 30, 2001 was primarily a result of net income of $10.2 million, an increase in deferred revenue of $1.8 million, a tax benefit for the exercise of employee stock options of $1.5 million and the receipt of an income tax receivable of $1.3 million.

        Net cash used in investing activities during the six month period ended June 30, 2002 includes purchases of short-term investments of $29.7 million and capital expenditures of $0.3 million.  Net cash used in investing activities during the six month period ended June 30, 2001 of  $2.0 million was primarily to fund building renovation on our corporate headquarters and to purchase computer equipment necessary for our operations.

        Net cash provided by financing activities for the six month period ended June 30, 2002 of $1.1 million was a result of the exercise of employee stock options.  Net cash provided by financing activities for the six month period ended June 30, 2001 of $43.8 million was primarily due to the completion of our follow-on public offering of 1,000,000 shares of common stock at $45.00 per share.  Net proceeds to us after the underwriter's discount and other fees amounted to $42.0 million.

        Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment commitments, which will affect our ability to generate additional cash.  On July 23, 2002, the Company announced that it has entered into a definitive agreement to acquire privately held ISOA, a defect control company based in Richardson, Texas. The acquisition is an all cash transaction valued at approximately $27.5 million.  We believe that our cash and cash equivalents existing after the completion of  the acquisition will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means.   There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Factors that May Affect Future Results

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so

        Our operating results are subject to significant variation due to the cyclical nature of the semiconductor device industry.  The semiconductor device industry is currently experiencing a downturn.  While we are not able to predict the duration or severity of this downturn or the effect it may have on our operating results, past downturns have seriously harmed our operating results.  Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors.  The semiconductor device industry is cyclical and has historically experienced periodic downturns, which have often resulted in substantial decreases in the semiconductor device industry's demand for capital equipment, including its thin film metrology equipment.  There is typically a six to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers.  In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues.  The current semiconductor device industry downturn may continue for the next several quarters.  This downturn and any future downturn in the semiconductor device industry, or any failure of that industry to continue capital expenditures, may seriously harm our business, financial condition and results of operations.

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

        In light of these factors and the cyclical nature of the semiconductor industry, we expect to continue to experience significant fluctuations in quarterly and annual operating results.  Moreover, many of our expenses are fixed in the short-term which, together with the need for continued investment in research and development, marketing and customer support, limits our ability to reduce expenses quickly.  As a result, declines in net sales could harm our business and the price of our common stock could substantially decline.

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

Even if we are able to develop new products that gain market acceptance, sales of new products could impair our ability to sell existing product lines

        Competition from our new S and S-ultra systems could have a negative effect on sales of our other transparent thin film metrology systems, including our SpectraLASER and FOCUS systems, and the prices we could charge for these systems.  We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our S and S-ultra systems.  This diversion of resources could have a further negative effect on sales of our current systems.

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

PART II    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 21, 2002. Out of 16,169,058 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 15,090,808 shares.  At the Annual Meeting, the stockholders of Rudolph Technologies, Inc. approved the following matters:

(a)  An election of directors was held with the following  individuals being elected to the Board of Directors:

              David Belluck,  14,988,430 votes cast for and  102,378 votes withheld;
              Aubrey C. Tobey,  14,988,430 votes cast for and  102,378 votes withheld.
The following is a list of our directors who did not stand for election at such Annual Meeting:  Paul Craig, Paul F. McLaughlin, Carl E. Ring, Jr., Daniel H. Berry, Stephen J. Fisher, and Richard F. Spanier.

Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits
        None

        (b) Reports on Form 8-K

1.    On May 31, 2002, We filed a Current Report on Form 8-K to report, under Item 4, the change in its independent accountants from Arthur Andersen LLP to KPMG LLP.

2.    On August 14, 2002, We filed a Current Report on Form 8-K.  This report contained Certifications that were furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                        Rudolph Technologies, Inc.

Date: August 13, 2002                                                                    By:  /s/ Paul F. McLaughlin
                                                                                                                                Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer

Date: August 13, 2002                                                                    By:   /s/ Steven R. Roth
                                                                                                                                    Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer