Form 10-Q
period 2002-09-30
RUDOLPH TECHNOLOGIES INC
filed 2002-11-14
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        The number of outstanding shares of the Registrant's Common Stock on November 8, 2002 was 16,330,840.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$ 42,789	$ 94,642
Short-term investments	30,650	-
Accounts receivable, net	19,581	13,523
Inventories	27,874	22,695
Prepaid expenses and other current assets	3,376	3,435
Total current assets	124,270	134,295
Net property, plant and equipment	7,638	5,221
Goodwill	13,209	413
Identifiable intangible assets, net	11,475	1,768
Deferred taxes	4,915	5,790
Other assets	806	311
Total assets	$ 162,313	$ 147,798

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 7,303	$ 2,668
Other current liabilities	11,532	2,980
Total current liabilities	18,835	5,648

Commitments and contingencies

Stockholders' equity:
Common stock	16	16
Additional paid-in capital	137,106	134,315
Accumulated other comprehensive gain (loss)	220	(304)
Retained earnings	6,136	8,123
Total stockholders' equity	143,478	142,150
Total liabilities and stockholders' equity	$ 162,313	$ 147,798

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$ 15,199	$ 15,058	$ 40,355	$ 68,707
Cost of revenues	8,966	8,323	23,578	33,225
Gross profit	6,233	6,735	16,777	35,482
Operating expenses:
Research and development	3,010	3,183	7,968	9,610
In-process research and development	3,500	-	3,500	-
Selling, general and administrative	3,475	2,891	8,062	10,392
Amortization	65	85	193	254
Total operating expenses	10,050	6,159	19,723	20,256
Operating income (loss)	(3,817)	576	(2,946)	15,226
Interest income and other, net	746	681	1,589	2,255
Income (loss) before income taxes	(3,071)	1,257	(1,357)	17,481
Provision for income taxes	20	398	630	6,403
Net income (loss)	$ (3,091)	$ 859	$ (1,987)	$ 11,078
Earnings (loss) per share:
Basic	$ (0.19)	$ 0.05	$ (0.12)	$ 0.70
Diluted	$ (0.19)	$ 0.05	$ (0.12)	$ 0.67
Weighted average shares outstanding:
Basic	16,226,346	16,081,194	16,179,442	15,816,201
Diluted	16,226,346	16,649,058	16,179,442	16,455,905

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (1,987)	$ 11,078
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	193	254
In-process research and development	3,500	-
Depreciation	883	718
Tax benefit from sale of shares through employee stock plans	704	1,535
Provision for doubtful accounts	(86)	(50)
Deferred income taxes	58	2,072
Decrease (increase) in assets, net of acquired business:
Accounts receivable	(4,307)	12,732
Income taxes receivable	-	1,349
Inventories	(3,670)	(209)
Prepaid expenses and other	(393)	290
Increase (decrease) in liabilities, net of acquired business:
Accounts payable	1,967	(2,112)
Accrued liabilities	961	(537)
Income taxes payable	418	109
Deferred revenue	1,797	(1,756)
Other liabilities	1,386	(761)
Net cash provided by operating activities	1,424	24,712
Cash flows from investing activities:
Purchases of business, net of cash acquired	(25,069)	-
Purchases of short-term investments	(29,882)	-
Purchases of property, plant and equipment	(455)	(2,348)
Net cash used in investing activities	(55,406)	(2,348)
Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	-	42,031
Proceeds from sales of shares through employee stock plans and other	2,087	1,866
Net cash provided by financing activities	2,087	43,897
Effect of exchange rate changes on cash	42	(8)
Net increase (decrease) in cash and cash equivalents	(51,853)	66,253
Cash and cash equivalents at beginning of period	94,642	29,736
Cash and cash equivalents at end of period	$ 42,789	$ 95,989

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2:   Business Combinations

        On September 25, 2002, the Company acquired all of the outstanding stock of ISOA, Inc., a Texas corporation (ISOA), through a merger of Oasis Acquisition, Inc., a wholly owned subsidiary of the Company, with and into ISOA, with ISOA as the surviving corporation, renamed Yield Metrology Group (YMG).  YMG is a spin-off from Texas Tech University's International Center for Informatics Research.  Over the past 16 years, YMG has licensed its technology for use in the semiconductor industry and recently began transitioning to a semiconductor capital equipment supplier.  YMG's core technologies are Knowledge Based Algorithms used in wafer macro defect detection and classification.  Customers in Asia, Europe and the U.S. are currently using its recently introduced WaferView family of tools.  The Company believes YMG's technology will significantly expand its product offering and provide additional value to our customers.  YMG will continue to maintain its offices in Richardson, Texas.  The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of YMG have been included in the Company's consolidated financial statements since the date of acquisition.

        The purchase consideration for YMG, including direct acquisition costs, was $25,235 in cash.  The purchase price has been allocated on a preliminary basis to the net assets acquired and liabilities assumed based upon their respective fair market values.  The Company is currently completing its valuation of assets and liabilities and expects to finalize such valuation in the fourth quarter of 2002.

The preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed follows:

Cash	$ 166
Accounts receivable	1,623
Inventories	1,413
Property, plant and equipment	2,838
Other assets	445
Accounts payable and accrued liabilities	(1,684)
Deferred taxes	(817)
Other liabilities	(4,945)
Identifiable intangible assets	13,400
Goodwill	12,796
$ 25,235

        The excess of the purchase price over the fair value of the net assets acquired and liabilities assumed was allocated to goodwill.  The total goodwill of $12,796 is not being amortized in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and No. 142, "Goodwill and Intangible Assets" (SFAS No. 142).  All remaining and future acquired goodwill will be subject to an impairment test each year using a fair-value-based approach pursuant to SFAS No. 142. Identifiable intangible assets include patents and in-process research and development (IPRD).  The Company is amortizing the patents of approximately $9,900 on a straight-line basis over their estimated remaining useful life of 16 years.  The amount allocated to IPRD of $3,500 is related to automated defect inspection technology to be used in stand alone and integrated metrology equipment.  Such amount was charged to expense at the acquisition date as the IPRD had not reached technological feasibility and had no alternative future use.

        The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and YMG as if the acquisition occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization expense.  Due to the non-recurring nature of the $3,500 IPRD charge, this amount has not been included in the unaudited pro forma consolidated financial information.  The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or of the results that may be obtained in the future (in thousands except per share information).
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$ 18,105	$ 15,143	$ 46,596	$ 72,196
Net income (loss)	$ (37)	$ 139	$ 702	$ 10,827
Earnings per share:
Basic	$ 0.00	$ 0.01	$ 0.04	$ 0.68
Diluted	$ 0.00	$ 0.01	$ 0.04	$ 0.66

NOTE 3.   Short-Term Investments

        The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive gain (loss)."  Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net.  Gross unrealized gains on available-for-sale securities were $772 and gross unrealized losses on available-for-sale securities were $3 as of September 30, 2002.

NOTE 4.    Identifiable Intangible Assets and Goodwill

           Effective July 1, 2001, the Company adopted SFAS No. 141, which supercedes APB Opinion 16 and SFAS  No. 38, requires all business combinations be accounted for using the purchase method.  Effective January 1, 2002, the Company adopted SFAS No. 142, which supercedes APB Opinion No. 17, eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition of goodwill and intangible assets.  The following information provides the required disclosures and describes the impact the adoption of SFAS No. 141 and No. 142 had on the Company during the periods reported:

Identifiable intangible assets:

Identifiable intangible assets as of September 30, 2002 are as follows:
	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$ 22,731	$ 21,156
Patents (Note 2)	9,900	-
Total	$ 32,631	$ 21,156

Intangible asset amortization expense for the three and nine months ended September 30, 2002 and 2001 was $65, $193, $85 and $254, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ending December 31, 2002 and for each of the next five years is $413 and $876, respectively.

Goodwill:

The changes in the carrying amount of goodwill are as follows:
Balance as of December 31, 2001 and 2000, respectively	$ 413	$ 494
Goodwill acquired (Note 2)	12,796	-
Goodwill amortization	-	81
Balance as of September 30, 2002 and 2001, respectively	$ 13,209	$ 413

NOTE 5.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $242 and $328 as of September 30, 2002 and December 31, 2001, respectively.

NOTE 6.    Inventories

	September 30,	December 31,
	2002	2001
Materials	$ 14,344	$ 15,048
Work-in-process	11,511	5,637
Finished goods	2,019	2,010
Total inventories	$ 27,874	$ 22,695

NOTE 7.   Property, Plant and Equipment
	September 30,	December 31,
	2002	2001
Land and building	$ 4,972	$ 2,611
Machinery and equipment	1,496	1,410
Furniture and fixtures	1,313	1,181
Computer equipment	2,682	2,139
Leasehold improvements	979	789
	11,442	8,130
Accumulated depreciation	(3,804)	(2,909)
Net property, plant and equipment	$ 7,638	$ 5,221

NOTE 8.   Comprehensive Income (Loss)

        The disclosures required by SFAS No. 130, "Reporting Comprehensive Income", have been included below.  The difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized gain (loss) on investments.

        For the three and nine months ended September 30, 2002 comprehensive loss amounted to $2,676 and $1,462, respectively.  Comprehensive income for the three and nine months ended September 30, 2001 was $910 and $11,091, respectively.

NOTE 9.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options for the 2002 and 2001 periods.  For the three and nine months ended September 30, 2002, all outstanding stock options (which equal 2,219,963) were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive.  During the three and nine months ended September 30, 2001, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three and nine months ended September 30, 2001, the weighted average number of stock options excluded from the computation of diluted earnings per share were 577,409 and 377,678, respectively.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$ (3,091)	$ 859	$ (1,987)	$ 11,078

Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	16,226,346	16,081,194	16,179,442	15,816,201
Effect of potential dilutive securities:
Employee stock options - dilutive shares	-	567,864	-	639,704

Diluted earnings (loss) per share - weighted average shares outstanding	16,226,346	16,649,058	16,179,442	16,455,905

Earnings (loss) per share:
Basic	$ (0.19)	$ 0.05	$ (0.12)	$ 0.70
Diluted	$ (0.19)	$ 0.05	$ (0.12)	$ 0.67

NOTE 10.   Geographic Reporting and Customer Concentration

        For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
United States	$ 10,231	$ 6,018	$ 21,631	$ 32,492
Asia	4,277	7,230	13,470	25,933
Europe	691	1,810	5,254	8,369
Other	-	-	-	1,913
Total	$ 15,199	$ 15,058	$ 40,355	$ 68,707

        Customers comprising 10% or more of revenue:
	Nine Months Ended
	September 30,
	2002	2001
Customer A	36.2%	36.2%

NOTE 11.   Recent Accounting Pronouncements

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

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective for the Company on January 1, 2002).  SFAS No. 144 requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting continuing operations or in discontinued operations.  SFAS No. 144, replaces Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ".  The adoption of SFAS No. 144 did not have a significant impact on the Company's financial position and results of operations for the three and nine months ended September 30, 2002.

        In April 2002, the Financial Accounting Standards Board issued SFAS No. 145,"Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections".  SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4.  Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30.  The statement also amended SFAS No. 13 for certain sales-leaseback and sublease accounting.  The Company is required to adopt the provisions of SFAS No. 145 effective January 1, 2003.  This statement is not expected to impact the Company as it is now constituted.

        In July 2002, the Financial Accounting Standards Board issued SFAS No. 146," Accounting for Costs Associated with Exit or Disposal Activities".  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 31, 2002.  This statement is not expected to impact the Company as it is now constituted.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, we may, from time to time, make oral forward looking statements.  Forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statements that (i) we expect demand for our products to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume, (ii) we anticipate that our effective tax rate for our current year, excluding the IPRD charge, to be approximately 30% and (iii) we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in this current report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.  We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

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

        Revenue Recognition.    Revenue is recognized upon the shipment of our products provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Certain sales of our products are accounted for as multiple element arrangements, consisting of the sale of the product and installation.  We generally recognize revenue upon delivery of the product, which is prior to installation, as the actions required to perform the installation are deemed to be perfunctory.  Installation is deemed to be perfunctory based on our sales and installation history for similar products and customers and the fact that other vendors can and have performed the installation.  If in the future we do not meet the criteria that we currently use to determine the perfunctory nature of installation or such criteria changes, we may have to recognize revenue at a later date.  When customer acceptance is subjective and not obtained prior to shipment, we defer a portion of the product revenue until such time as positive affirmation of acceptance has been obtained from the customer.  Customer acceptance is generally based on our products meeting published or contractual performance specifications.  The amount of revenue allocated to the shipment of products is done on a residual method basis.  Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue.  The fair value of installation services is based upon billable hourly rates and the estimated time to complete the service.  Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in net deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes, our net deferred tax assets and any valuation allowance recorded against our net deferred tax assets.  At September 30, 2002, we had no valuation allowance established against our net deferred tax assets.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2002 and 2001

        On September 25, 2002, the Company acquired all of the outstanding stock of ISOA, Inc., a Texas corporation (ISOA), through a merger of Oasis Acquisition, Inc., a wholly owned subsidiary of the Company, with and into ISOA, with ISOA as the surviving corporation, renamed Yield Metrology Group (YMG).  YMG had licensed its technology for use in the semiconductor industry and recently began transitioning to a semiconductor capital equipment supplier.  YMG's core technologies are Knowledge Based Algorithms used in wafer macro defect detection and classification.  The purchase consideration for YMG, including direct acquisition costs, was $25.2 million in cash.  The transaction was accounted for using the purchase method of accounting for business combinations.  Excluding the in-process research and development charge of $3.5 million, discussed below, the impact of the acquisition was immaterial to the Company's operations for the three and nine months ended September 30, 2002.

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

        Revenues.    Our revenues are derived from the sale of our metrology systems, services and spare parts.  Our revenues were $15.2 million and $40.4 million for the three and nine month periods ended September 30, 2002, compared to $15.1 million and $68.7 million for the same periods in the prior year.  There was a nominal increase in revenues for the three months ended September 30, 2002 compared to revenues from the same period in the prior year.  Revenues decreased 41.3% in the nine month period ended September 30, 2002 compared to revenues from the same period in the prior year.  This revenue decline was primarily due to lower unit shipments resulting from the economic slowdown in the semiconductor industry.

        Our business continues to be impacted by the slowdown in economies worldwide.  We have been further affected by the cyclical nature of the semiconductor industry with recurring periods of oversupply.  These factors have resulted in a downturn in demand for our products.  We currently do not have visibility as to the length or severity of the downturn.  We do expect demand for our products to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume.  There has been no current evidence, however, that customer buying patterns will significantly increase in the near term.  There is a risk that the slowdown may be prolonged.

        Cost of Revenues and Gross Profit.    Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $6.2 million and $16.8 million for the three and nine month periods ended September 30, 2002, compared to $6.7 million and $35.5 million for the same periods in the prior year.  Our gross profit represented 41% and 42% of our revenues for the three and nine month periods ended September 30, 2002 and 45% and 52% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2002 compared to the three and nine month periods ended September 30, 2001 is primarily due to a slight change in product mix and fixed manufacturing costs being a higher component of cost of revenues.

        Research and Development.    Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expenses were $3.0 million and $8.0 million for the three and nine month periods ended September 30, 2002, compared to $3.2 million and $9.6 million for the same periods in the prior year.  Research and development expense represented 20% of our revenues for both the three and nine month periods ended September 30, 2002, compared to 21% and 14% of our revenues for the same periods in the prior year.  The dollar decrease in research and development expenses resulted from lower cost associated with new product development.

        In-Process Research and Development.    The acquisition of YMG resulted in our recording of a one-time expense of $3.5 million for the write-off of in-process research and development, or IPRD. The IPRD we acquired related to automated defect inspection technology to be used in stand alone and integrated metrology equipment.  At the time of the acquisition, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use.  Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date.

        Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general and administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $3.5 million and $8.1 million for the three and nine month periods ended September 30, 2002, compared to $2.9 million and $10.4 million for the same periods in the prior year.  Selling, general and administrative expense represented 23% and 20% of our revenues for the three and nine month periods ended September 30, 2002, compared to 19% and 15% of our revenues for the same periods in the prior year.  The dollar increase in selling, general and administrative expense for the year over year increase for the three month period ended September 30, 2002 is due primarily to costs in connection with acquisitions that are no longer being pursued.  The year over year decrease for the nine month period ended September 30, 2002 is due primarily to cost cutting initiatives, such as travel limitations, employee reductions, as well as the completion of certain infrastructure initiatives in prior periods.

        Amortization.    Amortization expense is related to the core technology we acquired from our predecessor company in 1996.  Amortization expense was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2002 and 2001.  Amortization of goodwill was immaterial for the three and nine months ended September 30, 2001.

        Interest income and other, net.    Interest income and other, net was $0.7 million and $1.6 million for the three and nine month periods ended September 30, 2002, compared to $0.7 million and $2.3 million for the same periods in the prior year.  The decrease in interest income earned by us in the nine month periods ended September 30, 2002 was the result of lower interest rates.

        Income Taxes.    We use the liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".  Income tax expense was $20 thousand and $630 thousand in the three and nine month periods ended September 30, 2002.  We anticipate that our effective tax rate for our current year, excluding the IPRD charge, to be approximately 30% as compared to 36% in the prior year.  Our anticipated effective tax rate decreased in 2002 primarily as a result of a decrease in our anticipated income before income taxes combined with the positive impact of our research and experimentation tax credits on our effective tax rate.

Liquidity and Capital Resources

        At September 30, 2002, we had $73.4 million of cash, cash equivalents and short-term investments and $105.4 million in working capital.  At December 31, 2001 we had $94.6 million of cash and cash equivalents and $128.6 million in working capital.

        Operating activities provided $1.4 million and $24.7 million in cash for the nine month periods ended September 30, 2002 and 2001, respectively.  The net cash provided by operating activities during the nine month period ended September 30, 2002 was primarily a result of a decrease in accounts payable and accrued liabilities of $2.9 million, profit before depreciation, amortization and the write-off of IPRD of $2.6 million, an increase in deferred revenue of $1.8 million and an increase in income taxes payable and other liabilities of $1.8 million, partially offset by an increase in accounts receivable of $4.3 million and an increase in inventories of $3.7 million.  The net cash provided by operating activities for the nine month period ended September 30, 2001 was primarily a result of a decrease in accounts receivable of $12.7 million, net income of $11.1 million, and a decrease in deferred revenue of $1.8 million.

        Net cash used in investing activities during the nine month period ended September 30, 2002 of $55.4 million includes acquisitions, net of cash acquired, of $25.1 million, purchases of short-term investments of $29.9 million and capital expenditures of $0.5 million.  Net cash used in investing activities during the nine month period ended September 30, 2001 of $2.3 million was primarily to fund building renovations and to purchase computer equipment necessary for our operations.

        Net cash provided by financing activities for the nine month period ended September 30, 2002 of $2.1 million was a result of proceeds received from sales of shares through employee stock plans and other.  Net cash provided by financing activities for the nine month period ended September 30, 2001 of $43.9 million was primarily due to the completion of our follow-on public offering of 1,000,000 shares of common stock at $45.00 per share.  Net proceeds to us after the underwriter's discount and other fees amounted to $42.0 million.

        Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment commitments, which will affect our ability to generate additional cash. On September 25, 2002, the Company completed its acquisition of YMG.  The purchase consideration for YMG, including direct acquisition costs, was $25.2 million in cash.  We believe that our cash, cash equivalents and short-term investments existing after the completion of the acquisition will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means.  There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Factors that May Affect Future Results

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so

        Our operating results are subject to significant variation due to the cyclical nature of the semiconductor device industry which is currently experiencing a downturn.  While we are not able to predict the duration or severity of this downturn or the effect it may have on our operating results, past downturns have often resulted in substantial decreases in the semiconductor device industry's demand for capital equipment, including its thin film metrology equipment, and have seriously harmed our operating results.  Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors.  There is typically a nine to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers.  In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues.  The current semiconductor device industry downturn may continue for the next several quarters.  The current downturn and any future downturn in the semiconductor device industry, or any reduction by that industry in capital expenditures, may seriously harm our business, financial condition and results of operations.

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues

        We obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers.  Our dependence on limited source suppliers of components and our lack of long-term contracts with many of our suppliers exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.  Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales.  From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers.  The lead time required for shipments of some of our components can be as long as four months.  In addition, the lead time required to qualify new suppliers for lasers could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months.  If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems.  Further, a significant increase in the price of one or more of these components or subassemblies included in our systems could seriously harm our results of operations.

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

        Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenue from that customer, if ever, varies widely in length.  Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order, typically range from nine to 15 months.  Sometimes our sales cycles can be much longer, particularly with customers in Japan.  During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 1999, 2000, 2001 and the first nine months of 2002, sales to end user customers that individually represented at least five percent of our revenues accounted for 49.3%, 27.8%, 42.5% and 41.7% of our revenues.  In 1999, 2000, 2001 and the first nine months of 2002, sales to Intel accounted for 31.2%, 19.4%, 33.4% and 36.2% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  Accordingly, we expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 36.6% of our revenues in 2001 and 33.4% of our revenues for the first nine months of 2002.  Countries in the Asia Pacific region, including Japan, Korea, China and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.  We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

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

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business, including YMG, in a cost-effective and non-disruptive manner

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures.  To this end, we may choose to acquire new and complementary businesses, products, or technologies instead of developing them ourselves.  We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions.  We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees.  Integrating any business, product or technology we acquire could be expensive and time-consuming, could disrupt our ongoing business and could distract our management.  In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings.  In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders.  If we are unable to integrate any acquired entities, products or technologies effectively, our business, financial condition and operating results will suffer.  In addition, any amortization of goodwill or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

        In September 2002, we completed our acquisition of YMG, a semiconductor capital equipment supplier, and we are in the process of integrating YMG into our company.  We may not successfully address the integration challenges in a timely manner, or at all, and we may not realize the anticipated benefits or synergies of the YMG transaction or of any other transaction to the extent, or in the timeframe, anticipated.  Moreover, the timeframe for achieving benefits may be dependent partially upon the actions of employees, suppliers or other third parties.  Even if the YMG acquisition is successfully integrated, we may not receive the expected benefits of the transaction.  Managing acquisitions requires varying levels of management resources, which may divert our attention from other business operations.  These transactions also have resulted and may in the future result in significant costs and expenses and charges to earnings.  In the case of the YMG acquisition, these costs and expenses include those related to in-process research and development charges and legal, accounting and financial advisory fees.

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

Foreign Currency Risk

        We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  All sales arrangements with international customers are denominated in U.S. dollars.  We have branch operations in Taiwan, Singapore, China and Korea and a wholly-owned subsidiary in Europe, which are subject to currency fluctuations.  These foreign branches are limited in their operations and level of investment so that the risk of currency fluctuations is not expected to be material.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

        Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this Quarterly Report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        The Company's management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud.  Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the Company may be detected.

(b)     Changes in Internal Controls.

        Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits
        None

        (b) Reports on Form 8-K

  On October 9, 2002, we filed a Current Report on Form 8-K to report, under Item 2, with respect to the completion of our acquisition of ISOA, Inc.  The agreement was filed therewith.

  On November 14, 2002, we filed a Current Report on Form 8-K. This report contained Certifications that were furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                        Rudolph Technologies, Inc.

Date: November 14, 2002                                                                    By:  /s/ Paul F. McLaughlin
                                                                                                                 Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer

Date: November 14, 2002                                                                    By:   /s/ Steven R. Roth
                                                                                                                Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer

RUDOLPH TECHNOLOGIES, INC.
SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Paul F. McLaughlin, certify that:

  I have reviewed this quarterly report on Form 10-Q of Rudolph Technologies, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

I, Steven R. Roth, certify that:

  I have reviewed this quarterly report on Form 10-Q of Rudolph Technologies, Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer