Form 10-K/A
period 2002-12-31
RUDOLPH TECHNOLOGIES INC
filed 2003-04-09
CIK 1094392

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

            This amendment to the Rudolph Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 is being filed for the sole purpose of providing the dollar amount under the heading “Income Taxes Receivable” in the Consolidated Statements of Cash Flows for the year 2000 that was inadvertently omitted from the Annual Report on Form 10-K filed on March 31, 2003.  The reference to Item 15(a) in Item 8 of the Annual Report on Form 10-K filed on March 31, 2003 shall be to Item 15(a), as amended by this Annual Report on Form 10-K/A.  No other changes have been made to the Rudolph Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

TABLE OF CONTENTS

Item No.

PART IV
15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signature
Certifications

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

On March 31, 2003, Rudolph filed a Current Report on Form 8-K which contained Certifications that were furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income (loss)	$23,576	$11,740	$(1,431)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:

Amortization	339	339	412
In-process research and development	--	--	3,500
Depreciation	661	1,027	1,233
Tax benefit for sale of shares through employee stock plans	1,688	2,535	885
Provision for (recovery of) doubtful accounts	143	(115)	(78)
Deferred income taxes	(7,150)	1,808	252
Decrease (increase) in assets, net of acquired business:
Accounts receivable	(17,815)	13,709	(860)
Income taxes receivable	(1,349)	432	(419)
Inventories	(12,400)	1,067	(6,215)
Prepaid expenses and other assets	(46)	(221)	(1,497)
Increase (decrease) in liabilities, net of acquired business:
Accounts payable	1,347	(2,726)	135
Accrued liabilities	1,178	(1,659)	1,996
Income taxes payable	--	--	1,157
Deferred revenue	4,345	(3,510)	3,986
Other current liabilities	857	(1,468)	(1,713)
Net cash and cash equivalents provided by (used in) operating activities	(4,626)	22,958	1,343
Cash flows from investing activities:
Purchase of business, net of cash acquired	--	--	(25,069)
Purchases of short-term investments	--	--	(30,797)
Purchases of property, plant and equipment	(1,388)	(2,431)	(618)
Proceeds from disposal of property, plant and equipment	16	--	--
Net cash and cash equivalents used in investing activities	(1,372)	(2,431)	(56,484)
Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	--	42,032	--
Proceeds from sales of shares through employee stock plans and other	672	2,364	2,468
Net cash and cash equivalents provided by financing activities	672	44,396	2,468
Effect of exchange rate changes on cash and cash equivalents	(14)	(17)	78
Net increase (decrease) in cash and cash equivalents	(5,340)	64,906	(52,595)
Cash and cash equivalents at beginning of period	35,076	29,736	94,642
Cash and cash equivalents at end of period	$29,736	$94,642	$42,047
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$5,454	$2,030	$--

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

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: April 9, 2003

RUDOLPH TECHNOLOGIES, INC.

By: /s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

RUDOLPH TECHNOLOGIES, INC.
SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Paul F. McLaughlin, certify that:

1. I have reviewed this annual report on Form 10-K/A of Rudolph Technologies, Inc.;

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

Date: April 9, 2003

By: /s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

I, Steven R. Roth, certify that:

1. I have reviewed this annual report on Form 10-K/A of Rudolph Technologies, Inc.;

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

Date: April 9, 2003

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