Form 10-Q
period 2003-03-31
RUDOLPH TECHNOLOGIES INC
filed 2003-05-14
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: March 31, 2003

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

        The number of outstanding shares of the Registrant's Common Stock on May 9, 2003 was 16,369,564.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$ 39,371	$ 42,047
Short-term investments	31,267	31,223
Accounts receivable, net	18,127	16,142
Inventories	30,303	30,488
Prepaid expenses and other current assets	3,339	4,033
Total current assets	122,407	123,933
Net property, plant and equipment	7,270	7,454
Goodwill	13,209	13,209
Identifiable intangible assets, net	11,037	11,256
Deferred income taxes	5,299	5,299
Other assets	710	812
Total assets	$ 159,932	$ 161,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 4,806	$ 6,502
Other current liabilities	11,369	11,380
Total current liabilities	16,175	17,882

Commitments and contingencies

Stockholders' equity:
Common stock	16	16
Additional paid-in capital	137,671	137,668
Accumulated other comprehensive loss	(797)	(295)
Retained earnings	6,867	6,692
Total stockholders' equity	143,757	144,081
Total liabilities and stockholders' equity	$ 159,932	$ 161,963

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Revenues	$ 14,505	$ 12,038
Cost of revenues	8,389	6,875
Gross profit	6,116	5,163
Operating expenses:
Research and development	3,438	2,422
Selling, general and administrative	2,873	2,409
Amortization	219	64
Total operating expenses	6,530	4,895
Operating (loss) income	(414)	268
Interest income and other, net	642	426
Income before income taxes	228	694
Provision for income taxes	53	247
Net income	$ 175	$ 447
Earnings per share:
Basic	$ 0.01	$ 0.03
Diluted	$ 0.01	$ 0.03
Weighted average shares outstanding:
Basic	16,331,068	16,145,675
Diluted	16,546,599	16,845,390

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$ 175	$ 447
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	219	64
Depreciation	344	293
Tax benefit from sale of shares through employee stock plans	-	273
Provision for doubtful accounts	65	3
Deferred income taxes	-	31
Decrease (increase) in assets:
Accounts receivable	(2,040)	(2,820)
Income taxes receivable	161	(76)
Inventories	179	2,033
Prepaid expenses and other	418	(80)
Increase (decrease) in liabilities:
Accounts payable	(1,371)	(425)
Accrued liabilities	(329)	(31)
Income taxes payable	(70)	-
Deferred revenue	712	80
Other liabilities	(648)	(89)
Net cash used in operating activities	(2,185)	(297)
Cash flows from investing activities:
Purchases of short-term investments	(340)	(29,313)
Purchases of property, plant and equipment	(160)	(113)
Net cash used in investing activities	(500)	(29,426)
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	3	645
Net cash provided by financing activities	3	645
Effect of exchange rate changes on cash	6	(6)
Net decrease in cash and cash equivalents	(2,676)	(29,084)
Cash and cash equivalents at beginning of period	42,047	94,642
Cash and cash equivalents at end of period	$ 39,371	$ 65,558

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2003 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2:   Business Combinations

        On September 25, 2002, the Company acquired all of the outstanding stock of ISOA, Inc., a Texas corporation (ISOA), through a merger of Oasis Acquisition, Inc., a wholly owned subsidiary of the Company, with and into ISOA, with ISOA as the surviving corporation, renamed Yield Metrology Group (YMG).  YMG is a spin-off from Texas Tech University's International Center for Informatics Research.  Over the past 16 years, YMG has licensed its technology for use in the semiconductor industry and recently began transitioning to a semiconductor capital equipment supplier.  YMG's core technologies are knowledge-based algorithms used in wafer macro-defect detection and classification.  Customers in Asia, Europe and the U.S. are currently using its recently introduced WaferView family of tools.   The Company believes YMG's technology will significantly expand its product offering and provide additional value to its customers.  YMG will continue to maintain its offices in Richardson, Texas.  The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of YMG have been included in the Company's consolidated financial statements since the date of acquisition.

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
$ 25,235

        The excess of the purchase price over the fair value of the net assets acquired and liabilities assumed was allocated to goodwill.  The total goodwill of $12,796, none of which is deductible for tax purposes, is not being amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets."  All remaining and future acquired goodwill will be subject to an impairment test each year using a fair-value-based approach pursuant to SFAS No. 142.  Identifiable intangible assets include patented technology and in-process research and development (IPRD).   The Company is amortizing the patented technology of approximately $9,900 on a straight-line basis over its estimated remaining useful life of 16 years.  The amount allocated to IPRD of $3,500 is related to automated defect inspection technology to be used in stand alone and integrated metrology equipment.  Such amount was charged to expense at the acquisition date as the IPRD had not reached technological feasibility and had no alternative future use.

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

        The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and YMG as if the acquisition occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization expense.  The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or of the results that may be obtained in the future.

Three Months Ended March 31, 2002
(unaudited)
Revenues	$ 14,403
Net income	$ 607
Earnings per share:
Basic	$ 0.04
Diluted	$ 0.04

NOTE 3.   Short-Term Investments

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net.  Net realized gains were $328 for the three months ended March 31, 2003.  Net realized losses were $79 for the three months ended March 31, 2002.   Gross unrealized gains on available-for-sale securities were $395 and $562 as of March 31, 2003 and December 31, 2002, respectively.  Gross unrealized losses on available-for-sale securities were $12 and $4 as of March 31, 2003 and December 31, 2002, respectively.

NOTE 4.    Identifiable Intangible Assets

        Identifiable intangible assets as of March 31, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$ 22,731	$ 21,284
Patented technology (Note 2)	9,900	310
Total	$ 32,631	$ 21,594

        Identifiable intangible assets as of December 31, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$ 22,731	$ 21,220
Patented technology	9,900	155
Total	$ 32,631	$ 21,375

      Intangible asset amortization expense for the three months ended March 31, 2003 and 2002 was $219 and $64, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ending December 31, 2003 and for each of the next five years is $876.

NOTE 5.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $315 and $250 as of March 31, 2003 and December 31, 2002, respectively.

NOTE 6.    Inventories

	March 31,	December 31,
	2003	2002
Materials	$ 16,454	$ 16,530
Work-in-process	11,046	11,622
Finished goods	2,803	2,336
Total inventories	$ 30,303	$ 30,488

NOTE 7.   Property, Plant and Equipment
	March 31,	December 31,
	2003	2002
Land and building	$ 5,014	$ 4,968
Machinery and equipment	1,513	1,502
Furniture and fixtures	1,411	1,393
Computer equipment	2,815	2,770
Leasehold improvements	1,013	979
	11,766	11,612
Accumulated depreciation	(4,496)	(4,158)
Net property, plant and equipment	$ 7,270	$ 7,454

NOTE 8.   Warranty Reserves

        The Company generally provides a warranty on its products for a period of twelve to fifteen months against defects in material and workmanship.  The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized.  The Company’s estimate is based primarily on historical experience.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty reserves are as follows:

	Three months ended March 31,
	2003	2002
Balance, beginning of the period	$ 1,120	$ 972
Provision for warranties issued during the period	255	222
Settlements made during the period	(293)	(278)
Balance, end of the period	$ 1,082	$ 916

NOTE 9.   Comprehensive (Loss) Income

        The disclosures required by SFAS No. 130, "Reporting Comprehensive Income," have been included below.  The difference between net income and comprehensive (loss) income for the Company is due to currency translation adjustments and unrealized gain (loss) on investments.

        The components of comprehensive (loss) income were as follows:

	March 31,	March 31,
	2003	2002
Net income	$ 175	$ 447
Change in net unrealized gains on investments	(298)	(402)
Change in currency translation adjustments	(204)	28
Total	$ (327)	$ 73

NOTE 10.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options for the 2003 and 2002 periods.  During the three months ended March 31, 2003 and 2002, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three months ended March 31, 2003 and 2002, the weighted average number of stock options excluded from the computation of diluted earnings per share were 1,908,989 and 426,960, respectively.

        The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended
	March 31,
	2003	2002
Numerator:
Net income	$ 175	$ 447

Denominator:
Basic earnings per share - weighted average shares outstanding	16,331,068	16,145,675
Effect of potential dilutive securities:
Employee stock options - dilutive shares	215,531	699,715

Diluted earnings per share - weighted average shares outstanding	16,546,599	16,845,390

Earnings per share:
Basic	$ 0.01	$ 0.03
Diluted	$ 0.01	$ 0.03

NOTE 11.   Stock-Based Compensation

        At March 31, 2003, the Company has stock-based employee compensation plans.  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceed the exercise price.   No stock-based employee compensation cost is reflected in net income, as all options are granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company has adopted the disclosure standards of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied.  The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Three Months Ended
March 31,
	2003	2002
Net income, as reported	$ 175	$ 447
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	1,264	1,075
Pro forma net loss	$ (1,089)	$ (628)
Net income (loss) per share:
Basic-as reported	$ 0.01	$ 0.03
Basic-pro forma	$ (0.07)	$ (0.04)
Diluted-as reported	$ 0.01	$ 0.03
Diluted-pro forma	$ (0.07)	$ (0.04)

          The fair value of each stock option granted during the three month periods ended March 31, 2003 and 2002 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31,
Employee Stock Options:	2003	2002
Expected life (years)	5.0	5.0
Expected volatility	85.0%	85.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.8%	3.8%
Weighted average fair value of options granted during the period	$ 9.35	$ 25.27

	March 31,
Employee Stock Purchase Plan Shares:	2003	2002
Expected life (years)	1.3	0.7
Expected volatility	85.0%	95.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.7%	3.5%
Weighted average fair value of options granted during the period	$ 8.85	$ 13.21

NOTE 12.   Geographic Reporting and Customer Concentration

        For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2003	2002
United States	$ 5,278	$ 5,685
Asia	4,678	4,691
Europe	4,549	1,662
Total	$ 14,505	$ 12,038

        Customers comprising 10% or more of revenue:

	Three Months Ended
	March 31,
	2003	2002
Customer A	47.3%	27.6%
Customer B	-	18.0%
Customer C	-	16.5%
Customer D	-	11.2%

NOTE 13.   Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  The Company also records a corresponding asset which is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company adopted SFAS No. 143 on January 1, 2003.  The adoption did not have any effect on the Company's consolidated financial statements.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."   This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.   EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment.  The Company is reviewing EITF Issue No. 00-21 and has not yet determined the impact this issue will have on its consolidated operating results and financial position.

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to   Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34."  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation  requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of this interpretation are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  The provisions of this interpretation are effective immediately for all arrangements entered into with new variable interest entities created after January 31, 2003. The company has not invested in any  variable interest entities created after January 31, 2003.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, we may, from time to time, make oral forward looking statements.  Forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statements that (i) we expect demand for our products to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume, (ii) we anticipate that our effective tax rate for our current year to be approximately 23% and (iii) we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in this current report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002.  We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

Critical Accounting Policies

        Management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  We review the accounting policies we use in reporting our  financial results on a regular basis.   The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, intangible assets, income taxes and warranty obligations.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.  These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

        Long-Lived Assets and Acquired Intangible Assets.  We periodically review long-lived assets, other than goodwill, for impairment whenever events changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, is reviewed for possible impairment at least annually during the fourth quarter for each year.  A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired.  Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.   These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our deferred tax assets.  At March 31, 2003, we had no valuation allowance established against our deferred tax assets.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations."  SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.  We also record a corresponding asset which is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.   We adopted SFAS No. 143 on January 1, 2003.  The adoption did not have any effect on our consolidated financial statements.

       In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."  This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or we may elect to report the change in accounting as a cumulative-effect adjustment.  We are reviewing EITF Issue No. 00-21 and have not yet determined the impact this issue will have on our consolidated operating results and financial position.

       In November 2002, the FASB issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to   Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34."  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the adoption of this interpretation did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation  requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of this interpretation are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  The provisions of this interpretation are effective immediately for all arrangements entered into with new variable interest entities created after January 31, 2003.  We have not invested in any  variable interest entities created after January 31, 2003.

Results of Operations for the Three Month Periods Ended March 31, 2003 and 2002

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

        Revenues.    Our revenues are derived from the sale of our metrology systems, licensing our defect technology, provision of services and sale of spare parts.  Our revenues were $14.5 million for the three month period ended March 31, 2003, compared to $12.0 million for the same period in the prior year, representing an increase of 20%.  This year over year change was primarily due to revenues generated from YMG, acquired on September 25, 2002.

        Our business continues to be impacted by the slowdown in the semiconductor industry and in economies worldwide.  We have been further affected by the cyclical nature of the semiconductor industry with recurring periods of oversupply and overcapacity.  These factors have resulted in a downturn in demand for our products.  We currently do not have visibility as to the length or severity of the downturn.  We do expect demand for our products to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume.  There has been no current evidence, however, that customer buying patterns will significantly increase in the near term.  There is a risk that the slowdown may be prolonged further.

        Cost of Revenues and Gross Profit.    Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, royalties, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $6.1 million for the three month period ended March 31, 2003, compared to $5.2 million for the same period in the prior year.  Our gross profit represented 42% of our revenues for the three month period ended March 31, 2003 and 43% of our revenues for the same period in the prior year.  The decrease in gross profit as a percentage of revenue for the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002 is primarily due to a change in product mix and fixed manufacturing costs being a higher component of cost of revenues.

        Research and Development.    Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expense was $3.4 million for the three month period ended March 31, 2003, compared to $2.4 million for the same period in the prior year.  Research and development expense represented 24% of our revenues for the three month period ended March 31, 2003, compared to 20% of revenues for the same period in the prior year.  The dollar increase in research and development expenses primarily reflects the inclusion of expenses related to the engineering team acquired from YMG and the formation of the Integrated Metrology Group in the second quarter of 2002.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $2.9 million for the three month period ended March 31, 2003, compared to $2.4 million for the same period in the prior year.  Selling, general and administrative expense represented 20% of our revenues for both the three month period ended March 31, 2003 and 2002.  The year over year dollar increase in selling, general and administrative expense was primarily due to administrative costs associated with YMG.

        Amortization.    Amortization expense was $0.2 million for the three month period ended March 31, 2003, compared to $0.1 million for the three month period ended March 31, 2002.  The year over year dollar increase is attributable to the amortization of intangible assets having definite useful lives acquired from the acquisition of YMG.

        Interest income and other, net.    Interest income and other, net was $0.6 million for the three month period ended March 31, 2003, compared to $0.4 million for the same period in the prior year.  The year over year increase in interest income and other, net in the three month period ended March 31, 2003 was the result of investments in higher yielding fixed income securities and realized gains on investments.

        Income Taxes.    We use the liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $0.1 million in the three month period ended March 31, 2003.  We anticipate that our effective tax rate for our current year to be approximately 23% as compared to 36% in the same period in the prior year.  Our anticipated effective tax rate is less than the expected combined federal and state tax rates of 40% primarily as a result of a decrease in our anticipated income before income taxes combined with the positive impact of our research and experimentation tax credits on our effective tax rate.

Liquidity and Capital Resources

        At March 31, 2003, we had $70.6 million of cash, cash equivalents and short-term investments and $106.2 million in working capital.  At December 31, 2002 we had $73.3 million of cash, cash equivalents and short-term investments and $106.1 million in working capital.

        Operating activities used $2.2 million and $0.3 million in cash for the three month periods ended March 31, 2003 and 2002, respectively.  The net cash used in operating activities during the three month period ended March 31, 2003 was primarily a result of an increase in accounts receivable of $2.0 million and a decrease in accounts payable of $1.4 million, partially offset by an increase in deferred revenue and a decrease in prepaid expenses and other totaling $1.1 million.  The net cash used in operating activities for the three month period ended March 31, 2002 was primarily a result of an increase in accounts receivable of $2.8 million, partially offset by a decrease in inventories of $2.0 million and net income of $0.5 million.

        Net cash used in investing activities during the three month period ended March 31, 2003 of $0.5 million includes purchases of short-term investments of $0.3 million and capital expenditures of $0.2 million.  Net cash used in investing activities during the three month period ended March 31, 2002 of $29.4 million was due to purchases of short-term investments of $29.3 million and capital expenditures of $0.1 million.

        Net cash provided by financing activities for the three month period ended March 31, 2003 and 2002 of $3 thousand and $0.6 million was a result of proceeds received from sales of shares through employee stock plans.

        Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash.   We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means.  There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2000, 2001, 2002 and the first three months of 2003, sales to end user customers that individually represented at least five percent of our revenues accounted for 27.8%, 42.5%, 46.8% and 71.5% of our revenues.  In 2000, 2001, 2002 and the first three months of 2003, sales to Intel, a key customer, accounted for 19.4%, 33.4%, 46.8% and 47.3% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

        We expect to spend a significant amount of time and resources developing new systems and refining our existing systems.  In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of those systems.  Our ability to commercially introduce and successfully market new systems is subject to a wide variety of challenges during the development cycle, including start-up bugs, design defects, and other matters that could delay introduction of these systems.  In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that do materialize may be cancelled.  As a result, if we do not achieve market acceptance of new products, we may not be able to realize sufficient sales to recoup research and development expenditures.

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

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

         In 2002 and the first three months of  2003, 40.6% and 63.6% of our revenue were derived from sales in foreign countries, including certain countries in Asia such as Taiwan, China, Korea, Singapore and Japan.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.   There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  For example, our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

        The market for semiconductor capital equipment is highly competitive.  We face substantial competition from established companies in each of the markets we serve.  We principally compete with KLA-Tencor and Therma-Wave.  We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics, Sopra, Zeiss, Sony and Leica.  Each of our product lines also competes with products that use different metrology techniques.  Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.   As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products.  Moreover, there may be significant merger and acquisition activity among our competitors and potential competitors.  These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.  Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment.  While we believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers, our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

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

We rely upon an independent distributor for a significant portion of our sales, and a disruption in our relationship could have a negative impact on our sales in Japan

        Historically, a portion of our sales in Japan has been made through our sole independent distributor, Tokyo Electron Limited (TEL).  In 2000, 2001, 2002 and the first three months of 2003, sales to TEL accounted for 21.9%, 14.8%, 6.8% and 8.7% of our revenues.  We expect that sales through TEL will represent a portion of our sales for the next several years.  TEL also provides field service to our customers.  The activities of TEL are not within our control.  A reduction in the sales or service efforts or financial viability of TEL, or a termination of our relationship with them, could harm our sales, our financial results and our ability to support our customers.  Although we believe that we maintain good relations with TEL, such relationship may nevertheless deteriorate in the future.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 39.5%, 36.6%, 30.1% and 32.3% of our revenues in 2000, 2001, 2002 and the first three months of 2003.  Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.   We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 54.7%, 53.7%, 40.6% and 63.6% of our revenues in 2000, 2001, 2002 and the first three months of 2003.  We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

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

PART II    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit No.      Description

99.1             Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to 18 U.S.C.
                    Section 1350.

99.2             Certification of  Steven R. Roth, Chief Financial Officer, pursuant to 18 U.S.C.
                    Section 1350.

        (b) Reports on Form 8-K

  On March 31, 2003, we furnished a Current Report on Form 8-K.  This report contained Certifications that were furnished to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                        Rudolph Technologies, Inc.

Date: May 14, 2003                                                                    By:  /s/ Paul F. McLaughlin
                                                                                                              Paul F. McLaughlin
                                                                                                               Chairman and Chief Executive Officer

Date: May 14, 2003                                                                    By:   /s/ Steven R. Roth
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

Date: May 14, 2003

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

Date: May 14, 2003

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

        Exhibit
          No.                 Description

99.1             Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to 18 U.S.C.
                    Section 1350.

99.2             Certification of  Steven R. Roth, Chief Financial Officer, pursuant to 18 U.S.C.
                    Section 1350.

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: May 14, 2003                                                                      By:  /s/ Paul F. McLaughlin
                                                                                                                                Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer

EXHIBIT 99.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: May 14, 2003                                                                         By:   /s/ Steven R. Roth
                                                                                                                                    Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer