Form 10-Q
period 2003-06-30
RUDOLPH TECHNOLOGIES INC
filed 2003-08-14
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: June 30, 2003

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

        The number of outstanding shares of the Registrant's Common Stock on August 5, 2003 was 16,376,176.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.
Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$ 39,904	$ 42,047
Marketable securities	37,702	31,223
Accounts receivable, net	14,074	16,142
Inventories	27,338	30,488
Prepaid expenses and other current assets	2,713	4,033
Total current assets	121,731	123,933
Net property, plant and equipment	6,985	7,454
Goodwill	13,209	13,209
Identifiable intangible assets, net	10,818	11,256
Other assets	6,034	6,111
Total assets	$ 158,777	$ 161,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 4,216	$ 6,502
Other current liabilities	10,026	11,380
Total current liabilities	14,242	17,882

Commitments and contingencies

Stockholders' equity:
Common stock	16	16
Additional paid-in capital	138,170	137,668
Accumulated other comprehensive loss	(804)	(295)
Retained earnings	7,153	6,692
Total stockholders' equity	144,535	144,081
Total liabilities and stockholders' equity	$ 158,777	$ 161,963

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$ 13,931	$ 13,118	$ 28,436	$ 25,156
Cost of revenues	8,003	7,737	16,392	14,612
Gross profit	5,928	5,381	12,044	10,544
Operating expenses:
Research and development	3,211	2,536	6,649	4,958
Selling, general and administrative	2,531	2,178	5,404	4,587
Amortization	219	64	438	128
Total operating expenses	5,961	4,778	12,491	9,673
Operating (loss) income	(33)	603	(447)	871
Interest income and other, net	405	416	1,047	843
Income before income taxes	372	1,019	600	1,714
Provision for income taxes	86	363	139	610
Net income	$ 286	$ 656	$ 461	$ 1,104
Earnings per share:
Basic	$ 0.02	$ 0.04	$ 0.03	$ 0.07
Diluted	$ 0.02	$ 0.04	$ 0.03	$ 0.07
Weighted average shares outstanding:
Basic	16,356,886	16,179,502	16,344,049	16,163,240
Diluted	16,555,981	16,722,438	16,550,513	16,790,226

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$ 461	$ 1,104
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	438	128
Depreciation	687	592
Tax benefit from sale of shares through employee stock plans	5	273
Provision for doubtful accounts	42	(26)
Deferred income taxes	119	58
Decrease (increase) in assets:
Accounts receivable	2,060	(1,838)
Income taxes receivable	678	-
Inventories	3,209	204
Prepaid expenses and other	231	(1,372)
Increase (decrease) in liabilities:
Accounts payable	(1,790)	982
Accrued liabilities	(507)	288
Income taxes payable	(245)	261
Deferred revenue	(424)	463
Other liabilities	(691)	1,023
Net cash provided by operating activities	4,273	2,140
Cash flows from investing activities:
Net increase in marketable securities	(6,734)	(29,687)
Purchases of property, plant and equipment	(216)	(307)
Net cash used in investing activities	(6,950)	(29,994)
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	497	1,069
Net cash provided by financing activities	497	1,069
Effect of exchange rate changes on cash	37	21
Net decrease in cash and cash equivalents	(2,143)	(26,764)
Cash and cash equivalents at beginning of period	42,047	94,642
Cash and cash equivalents at end of period	$ 39,904	$ 67,878

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month periods ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2.   Stock-Based Compensation

        At June 30, 2003, the Company has stock-based employee compensation plans.  The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.   No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company has adopted the disclosure standards of  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options, as defined in SFAS No. 123, had been applied.  The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income, as reported	$ 286	$ 656	$ 461	$ 1,104
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	1,271	1,047	2,457	2,123
Pro forma net loss	$ (985)	$ (391)	$ (1,996)	$ (1,019)
Net income (loss) per share:
Basic-as reported	$ 0.02	$ 0.04	$ 0.03	$ 0.07
Basic-pro forma	$ (0.06)	$ (0.02)	$ (0.12)	$ (0.06)
Diluted-as reported	$ 0.02	$ 0.04	$ 0.03	$ 0.07
Diluted-pro forma	$ (0.06)	$ (0.02)	$ (0.12)	$ (0.06)

          The fair value of each stock option granted during the three and six month periods ended June 30, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock Options:	2003	2002	2003	2002
Expected life (years)	5.0	5.0	5.0	5.0
Expected volatility	55.0%	85.0%	63.4%	85.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.6%	3.8%	3.7%	3.8%
Weighted average fair value of options granted during the period	$ 5.77	$ 17.81	$ 9.14	$ 20.17

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock Purchase Plan Shares:	2003	2002	2003	2002
Expected life (years)	1.1	0.7	1.1	0.7
Expected volatility	59.6%	94.4%	59.6%	94.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	3.4%	1.7%	3.4%
Weighted average fair value of options granted during the period	$ 5.80	$ 13.15	$ 5.80	$ 13.15

NOTE 3:   Business Combinations

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

        The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and YMG as if the acquisition occurred at the beginning of the period presented, after giving effect to certain adjustments, including amortization expense.  The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or of the results that may be obtained in the future.

Six Months Ended June 30, 2002
(unaudited)
Revenues	$ 28,491
Net income	$ 841
Earnings per share:
Basic	$ 0.05
Diluted	$ 0.05

NOTE 4.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net.  Net realized gains were $174 and $518 for the three and six months ended June 30, 2003.  Net realized losses were $140 and $219 for the three and six months ended June 30, 2002.   Gross unrealized gains on available-for-sale securities were $315 and $562 as of June 30, 2003 and December 31, 2002, respectively.  Gross unrealized losses on available-for-sale securities were $42 and $4 as of June 30, 2003 and December 31, 2002, respectively.

NOTE 5.    Identifiable Intangible Assets

        Identifiable intangible assets as of June 30, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$ 22,731	$ 21,349
Patented technology (Note 3)	9,900	464
Total	$ 32,631	$ 21,813

        Identifiable intangible assets as of December 31, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$ 22,731	$ 21,220
Patented technology	9,900	155
Total	$ 32,631	$ 21,375

      Intangible asset amortization expense for the three and six months ended June 30, 2003 and 2002 was $219, $438, $64 and $128, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ending December 31, 2003 and for each of the next five years is $876.

NOTE 6.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $292 and $250 as of June 30, 2003 and December 31, 2002, respectively.

NOTE 7.    Inventories

	June 30,	December 31,
	2003	2002
Materials	$ 15,359	$ 16,530
Work-in-process	8,040	11,622
Finished goods	3,939	2,336
Total inventories	$ 27,338	$ 30,488

NOTE 8.   Property, Plant and Equipment
	June 30,	December 31,
	2003	2002
Land and building	$ 5,187	$ 4,968
Machinery and equipment	1,527	1,502
Furniture and fixtures	1,423	1,393
Computer equipment	2,820	2,770
Leasehold improvements	879	979
	11,836	11,612
Accumulated depreciation	(4,851)	(4,158)
Net property, plant and equipment	$ 6,985	$ 7,454

NOTE 9.   Guarantees

            Intellectual property indemnification obligations

        The Company has entered into agreements with customers that include limited intellectual property indemnification obligations that are customary in the industry.  These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.  The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers.  Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended June 30,
	2003	2002
Balance, beginning of the period	$ 1,120	$ 972
Provision for warranties issued during the period	411	544
Consumption of reserves	(631)	(551)
Balance, end of the period	$ 900	$ 965

NOTE 10.   Comprehensive Income (Loss)

        The disclosures required by SFAS No. 130, "Reporting Comprehensive Income," have been included below.  The difference between net income and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized gain (loss) on investments.

        The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$ 286	$ 656	$ 461	$ 1,104
Change in net unrealized gains on investments	43	572	(255)	170
Change in currency translation adjustments	(50)	(88)	(254)	(61)
Total	$ 279	$ 1,140	$ (48)	$ 1,213

NOTE 11.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options for the 2003 and 2002 periods.  During the three and six months ended June 30, 2003 and 2002, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three and six months ended June 30, 2003, the weighted average number of stock options excluded from the computation of diluted earnings per share were 2,178,868 and 1,945,630, respectively.  For the three and six months ended June 30, 2002, the weighted average number of stock options excluded from the computation of diluted earnings per share were 603,091 and 573,215, respectively.

        The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Numerator:
Net income	$ 286	$ 656	$ 461	$ 1,104

Denominator:
Basic earnings per share - weighted average shares outstanding	16,356,886	16,179,502	16,344,049	16,163,240
Effect of potential dilutive securities:
Employee stock options - dilutive shares	199,095	542,936	206,464	626,986

Diluted earnings per share - weighted average shares outstanding	16,555,981	16,722,438	16,550,513	16,790,226

Earnings per share:
Basic	$ 0.02	$ 0.04	$ 0.03	$ 0.07
Diluted	$ 0.02	$ 0.04	$ 0.03	$ 0.07

NOTE 12.   Geographic Reporting and Customer Concentration

        For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
United States	$ 3,656	$ 5,483	$ 8,934	$ 11,400
Asia	3,247	4,732	7,925	9,193
Europe	7,028	2,903	11,577	4,563
Total	$ 13,931	$ 13,118	$ 28,436	$ 25,156

        Customers comprising 10% or more of revenue:

	Six Months Ended
	June 30,
	2003	2002
Customer A	53.9%	26.7%

NOTE 13.   Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."   This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.   EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or the Company may elect to report the change in accounting as a cumulative-effect adjustment.  The Company adopted this pronouncement on July 1, 2003.  The impact of this adoption will not have a material impact on the Company's consolidated operating results and financial position.

       In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34."  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim or annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation  requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of this interpretation are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  The provisions of this interpretation are effective immediately for all arrangements entered into with new variable interest entities created after January 31, 2003.  The Company has not invested in any variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  The Company does not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances).  The adoption of SFAS No. 150 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

       Allowance for Doubtful Accounts.   We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.  If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments or our assumptions are otherwise incorrect, additional allowances may be required, which could have a material effect on our consolidated financial statements.

        Excess and Obsolete Inventory.   We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand and market conditions.  If actual product life-cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which could have a material effect on our consolidated financial statements.

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

        Warranties.    We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure.  Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required, which could have a material effect on our consolidated financial statements.

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.   These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our deferred tax assets.  At June 30, 2003, we had no valuation allowance established against our deferred tax assets.  The need to establish a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

       In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."  This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.  EITF Issue No. 00-21 will be effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or we may elect to report the change in accounting as a cumulative-effect adjustment.  We adopted this pronouncement on July 1, 2003.  The impact of this adoption will not have a material impact on our consolidated operating results and financial position.

       In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34."  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and the adoption of this interpretation did not have a material effect on our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation  requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of this interpretation are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003.  The provisions of this interpretation are effective immediately for all arrangements entered into with new variable interest entities created after January 31, 2003.  We have not invested in any  variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  We do not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances).  The adoption of SFAS No. 150 will not have an impact on our consolidated financial position, results of operations or cash flows.

Results of Operations for the Three and Six Month Periods Ended June 30, 2003 and 2002

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

        Revenues.    Our revenues are derived from the sale of our metrology systems, licensing our defect technology, provision of services and sale of spare parts.  Our revenues were $13.9 million and $28.4 million for the three and six month periods ended June 30, 2003, compared to $13.1 million and $25.2 million for the same periods in the prior year, representing an increase of 6% and 13% for the respective periods.  The year over year increase in revenues was primarily due to licensing revenues and licensing support arrangements from YMG, which was acquired in the third quarter of 2002.  For the three and six month periods ended June 30, 2003, these revenues were $0.7 million and $1.9 million, respectively.

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

        Cost of Revenues and Gross Profit.    Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, royalties, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $5.9 million and $12.0 million for the three and six month periods ended June 30, 2003, compared to $5.4 million and $10.5 million for the same periods in the prior year.  Our gross profit represented 43% and 42% of our revenues for the three and six month periods ended June 30, 2003 and 41% and 42% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the three and six month periods ended June 30, 2003 compared to the three and six month periods ended June 30, 2002 is primarily due to licensing revenues and licensing support arrangements from YMG related to our inspection technology.

        Research and Development.    Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expense was $3.2 million and $6.6 million for the three and six month periods ended June 30, 2003, compared to $2.5 million and $5.0 million for the same periods in the prior year.  Research and development expense represented 23% of our revenues for both the three and six month periods ended June 30, 2003, compared to 19% and 20% of revenues for the same periods in the prior year.  The dollar increase in research and development expenses primarily reflects the inclusion of expenses related to the engineering team acquired from YMG and the formation of the Integrated Metrology Group in the second quarter of 2002.  These increases were offset by cost reduction initiatives, such as reduced travel and company shut down days that were implemented in the first quarter of 2003.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $2.5 million and $5.4 million for the three and six month periods ended June 30, 2003, compared to $2.2 million and $4.6 million for the same periods in the prior year.  Selling, general and administrative expense represented 18% and 19% of our revenues for the three and six month periods ended June 30, 2003, compared to 17% and 18% of our revenues for the same periods in the prior year.  The year over year dollar increase in selling, general and administrative expense was primarily due to administrative costs associated with YMG.

        Amortization.    Amortization expense was $0.2 million and $0.4 million for the three and six month periods ended June 30, 2003, compared to $0.1 million for each of the three and six month periods ended June 30, 2002.  The year over year dollar increase is attributable to the amortization of intangible assets having definite useful lives acquired from the acquisition of YMG.

        Interest income and other, net.    Interest income and other, net was $0.4 million and $1.0 million for the three and six month periods ended June 30, 2003, compared to $0.4 million and $0.8 million for the same periods in the prior year.  The year over year increase in interest income and other, net in the six month period ended June 30, 2003 was the result of investments in higher yielding fixed income securities and realized gains on investments.

        Income Taxes.    We use the liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $0.1 million in each of the three and six month periods ended June 30, 2003.  We anticipate that our effective tax rate for our current year to be approximately 23% as compared to 36% in the same period in the prior year.  Our anticipated effective tax rate is less than the expected combined federal and state tax rates of 40% primarily as a result of a decrease in our anticipated income before income taxes combined with the positive impact of our research and experimentation tax credits on our effective tax rate.

Liquidity and Capital Resources

        At June 30, 2003, we had $77.6 million of cash, cash equivalents and marketable securities and $107.5 million in working capital.  At December 31, 2002 we had $73.3 million of cash, cash equivalents and marketable securities and $106.1 million in working capital.

        Operating activities provided $4.3 million and $2.1 million in cash for the six month periods ended June 30, 2003 and 2002, respectively.  The net cash provided by operating activities during the six month period ended June 30, 2003 was primarily a result of inventories decreasing by $3.2 million, accounts receivable decreasing by $2.1 million and income tax receivable decreasing by $0.7 million, partially offset by accounts payable decreasing by $1.8 million.  The net cash provided by operating activities for the six month period ended June 30, 2002 was primarily a result of net income of $1.1 million, an increase in accounts payable of $1.0 million, an increase in other liabilities of $1.0 million and an increase in deferred revenue of $0.5 million, partially offset by an increase in accounts receivable of $1.8 million.

        Net cash used in investing activities during the six month period ended June 30, 2003 of $7.0 million was due to an increase in marketable securities of $6.7 million and capital expenditures of $0.2 million.  Net cash used in investing activities during the six month period ended June 30, 2002 of $30.0 million was due to an increase in marketable securities of $29.7 million and capital expenditures of $0.3 million.

        Net cash provided by financing activities for the six month periods ended June 30, 2003 and 2002 of $0.5 million and $1.1 million was a result of proceeds received from sales of shares through employee stock plans.

        Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash.   We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means.  There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2000, 2001, 2002 and the first six months of 2003, sales to end user customers that individually represented at least five percent of our revenues accounted for 27.8%, 42.5%, 46.8% and 65.3% of our revenues.  In 2000, 2001, 2002 and the first six months of 2003, sales to Intel, a key customer, accounted for 19.4%, 33.4%, 46.8% and 53.9% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

Even if we are able to develop new products that gain market acceptance, sales of new products could impair our ability to sell existing product lines

        Competition from our new S-ultra systems could have a negative effect on sales of our other transparent thin film metrology systems and the prices we could charge for these systems.  We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our S-ultra, WaferView or next generation systems.  This diversion of resources could have a further negative effect on sales of our current systems.  Competition from our new MetaPULSE-II system may also have a negative impact on MetaPULSE systems.  Additionally, the new line of i-MOD products will incorporate some of our advanced metrologies into small footprint modules that are designed to be integrated into process tool equipment and may, therefore, have a negative effect on the sales of our stand-alone systems that use the same technology.

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

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

         In 2000, 2001, 2002 and the first six months of  2003, 54.7%, 53.7%, 40.6% and 68.6% of our revenue were derived from sales in foreign countries, including certain countries in Asia such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.   There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  For example, our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

We rely upon an independent distributor for a significant portion of our sales, and a disruption in our relationship could have a negative impact on our sales in Japan

        Historically, a portion of our sales in Japan has been made through our sole independent distributor, Tokyo Electron Limited (TEL).  In 2000, 2001, 2002 and the first six months of 2003, sales to TEL accounted for 21.9%, 14.8%, 6.8% and 6.4% of our revenues.  We expect that sales through TEL will represent a portion of our sales for the next several years.  TEL also provides field service to our customers.  The activities of TEL are not within our control.  A reduction in the sales or service efforts or financial viability of TEL, or a termination of our relationship with them, could harm our sales, our financial results and our ability to support our customers.  Although we believe that we maintain good relations with TEL, such relationship may nevertheless deteriorate in the future.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 39.5%, 36.6%, 30.1% and 27.9% of our revenues in 2000, 2001, 2002 and the first six months of 2003.  Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.   We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 54.7%, 53.7%, 40.6% and 68.6% of our revenues in 2000, 2001, 2002 and the first six months of 2003.  We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.

        Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Quarterly Report on Form 10-Q.   Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b)     Changes in Internal Controls over Financial Reporting.

        There was no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 21, 2003.  Out of 16,331,107 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 15,257,257 shares.  At the Annual Meeting the stockholders of Rudolph Technologies, Inc. approved the following matters:

               An election of directors was held with the following individuals being elected to the Board of Directors:

Paul Craig, 15,197,034 votes cast for and 60,223 votes withheld;

Paul F. McLaughlin, 14,972,744 votes cast for and 284,513 votes withheld; and

Carl E. Ring, Jr., 15,197,034 votes cast for and 60,223 votes withheld.

The following is a list of our directors who did not stand for election at such Annual Meeting:  David Belluck, Daniel H. Berry, Thomas Greig, Richard F. Spanier and Aubrey C. Tobey.

Proposal II submitted to a vote of stockholders at the meeting was to approve the material terms of the Company's 1999 Stock Plan to preserve certain corporate income tax deductions.  Votes cast were as follow:

11,501,176 votes cast for, 2,027,466 votes cast against and 10,375 votes abstained.

Proposal III submitted to a vote of stockholders at the meeting was to ratify the appointment of KPMG LLP as independent auditors of the Company for the year ending December 31, 2003.  Votes cast were as follows:

14,964,574 votes cast for, 291,384 votes cast against and 1,299 votes abstained.

Item 6.   Exhibits and Reports on Form 8-K

        (a) Exhibits

        Exhibit No.      Description

31.1             Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange
                    Act Rule 13a-14(a).

31.2             Certification of  Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act
                    Rule 13a-14(a).

32.1             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of
                    Rudolph Technologies, Inc.

        (b) Reports on Form 8-K

  On April 9, 2003, Rudolph Technologies, Inc. furnished a Current Report on Form 8-K (Item 9).  The report contained certifications pursuant to 18 U.S.C. Section 1350.

  On April 28, 2003, Rudolph Technologies, Inc. furnished a Current Report on Form 8-K (Item's 7. and 9.).  The report contained information regarding the press release reporting our financial results for the three months ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                        Rudolph Technologies, Inc.

Date: August 14, 2003                                                                    By:  /s/ Paul F. McLaughlin
                                                                                                              Paul F. McLaughlin
                                                                                                               Chairman and Chief Executive Officer

Date: August 14, 2003                                                                    By:   /s/ Steven R. Roth
                                                                                                                Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

         Exhibit No.     Description

31.1             Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange
                    Act Rule 13a-14(a).

31.2             Certification of  Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act
                    Rule 13a-14(a).

32.1             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2             Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of
                    Rudolph Technologies, Inc.

EXHIBIT 31.1

RUDOLPH TECHNOLOGIES, INC.
SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Paul F. McLaughlin, certify that:

  I have reviewed this quarterly report on Form 10-Q of Rudolph Technologies, Inc.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

By: /s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

EXHIBIT 31.2

I, Steven R. Roth, certify that:

  I have reviewed this quarterly report on Form 10-Q of Rudolph Technologies, Inc.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: August 14, 2003                                                                      By:  /s/ Paul F. McLaughlin
                                                                                                                                Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: August 14, 2003                                                                         By:   /s/ Steven R. Roth
                                                                                                                                    Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer