Form 10-Q
period 2003-09-30
RUDOLPH TECHNOLOGIES INC
filed 2003-11-13
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 2003

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

        The number of outstanding shares of the Registrant's Common Stock on November 6, 2003 was 16,447,216.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.
Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$ 41,339	$ 42,047
Marketable securities	39,668	31,223
Accounts receivable, net	11,811	16,142
Inventories	26,083	30,488
Prepaid expenses and other current assets	2,215	4,033
Total current assets	121,116	123,933
Net property, plant and equipment	6,681	7,454
Goodwill	13,209	13,209
Identifiable intangible assets, net	10,599	11,256
Other assets	6,151	6,111
Total assets	$ 157,756	$ 161,963

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 4,900	$ 6,502
Other current liabilities	7,823	11,380
Total current liabilities	12,723	17,882

Commitments and contingencies

Stockholders' equity:
Common stock	16	16
Additional paid-in capital	138,237	137,668
Accumulated other comprehensive loss	(838)	(295)
Retained earnings	7,618	6,692
Total stockholders' equity	145,033	144,081
Total liabilities and stockholders' equity	$ 157,756	$ 161,963

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$ 14,169	$ 15,199	$ 42,605	$ 40,355
Cost of revenues	7,890	8,966	24,282	23,578
Gross profit	6,279	6,233	18,323	16,777
Operating expenses:
Research and development	3,149	3,010	9,798	7,968
In-process research and development	-	3,500	-	3,500
Selling, general and administrative	2,592	3,475	7,996	8,062
Amortization	219	65	657	193
Total operating expenses	5,960	10,050	18,451	19,723
Operating (loss) income	319	(3,817)	(128)	(2,946)
Interest income and other, net	285	746	1,332	1,589
Income (loss) before income taxes	604	(3,071)	1,204	(1,357)
Provision for income taxes	139	20	278	630
Net income (loss)	$ 465	$ (3,091)	$ 926	$ (1,987)
Earnings (loss) per share:
Basic	$ 0.03	$ (0.19)	$ 0.06	$ (0.12)
Diluted	$ 0.03	$ (0.19)	$ 0.06	$ (0.12)
Weighted average shares outstanding:
Basic	16,376,434	16,226,346	16,354,962	16,179,442
Diluted	16,781,359	16,226,346	16,606,139	16,179,442

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 926	$ (1,987)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization	657	193
In-process research and development	-	3,500
Depreciation	1,033	883
Net gain on sale of marketable securities	(398)	(22)
Tax benefit from sale of shares through employee stock plans	17	704
Provision for doubtful accounts	95	(86)
Deferred income taxes	119	58
Decrease (increase) in assets:
Accounts receivable	4,292	(4,307)
Inventories	4,509	(3,670)
Prepaid expenses and other assets	1,202	(393)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(1,618)	2,928
Other current liabilities	(3,570)	3,601
Net cash provided by operating activities	7,264	1,402
Cash flows from investing activities:
Purchases of business, net of cash acquired	-	(25,069)
Net purchases of marketable securities	(8,311)	(29,860)
Purchases of property, plant and equipment	(257)	(455)
Net cash used in investing activities	(8,568)	(55,384)
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	552	2,087
Net cash provided by financing activities	552	2,087
Effect of exchange rate changes on cash	44	42
Net decrease in cash and cash equivalents	(708)	(51,853)
Cash and cash equivalents at beginning of period	42,047	94,642
Cash and cash equivalents at end of period	$ 41,339	$ 42,789

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE 2.   Stock-Based Compensation

        At September 30, 2003, the Company has stock-based employee compensation plans.  The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.   No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company has adopted the disclosure standards of  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options, as defined in SFAS No. 123, had been applied.  The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income, as reported	$ 465	$ (3,091)	$ 926	$ (1,987)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	1,328	1,048	3,781	3,170
Pro forma net loss	$ (863)	$ (4,139)	$ (2,855)	$ (5,157)
Net income (loss) per share:
Basic-as reported	$ 0.03	$ (0.19)	$ 0.06	$ (0.12)
Basic-pro forma	$ (0.05)	$ (0.26)	$ (0.17)	$ (0.32)
Diluted-as reported	$ 0.03	$ (0.19)	$ 0.06	$ (0.12)
Diluted-pro forma	$ (0.05)	$ (0.26)	$ (0.17)	$ (0.32)

          The fair value of each stock option granted during the three and nine month periods ended September 30, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Options:	2003	2002	2003	2002
Expected life (years)	5.0	5.0	5.0	5.0
Expected volatility	59.2%	85.0%	62.6%	85.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	3.8%	3.6%	3.8%
Weighted average fair value of options granted during the period	$ 11.13	$ 7.77	$ 9.54	$ 8.69

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Purchase Plan Shares:	2003	2002	2003	2002
Expected life (years)	1.25	1.0	1.1	0.7
Expected volatility	55.0%	93.9%	59.6%	94.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	3.3%	1.7%	3.4%
Weighted average fair value of options granted during the period	$ 5.62	$ 14.46	$ 5.80	$ 13.15

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

Nine Months Ended September 30, 2002
(unaudited)
Revenues	$ 46,596
Net income	$ 702
Earnings per share:
Basic	$ 0.04
Diluted	$ 0.04

NOTE 4.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net.  Net realized losses were $120 and net realized gains were $398 for the three and nine months ended September 30, 2003, respectively.  Net realized gains were $241 and $22 for the three and nine months ended September 30, 2002, respectively.   Gross unrealized gains on available-for-sale securities were $341 and $562 as of September 30, 2003 and December 31, 2002, respectively.  Gross unrealized losses on available-for-sale securities were $80 and $4 as of September 30, 2003 and December 31, 2002, respectively.

NOTE 5.    Identifiable Intangible Assets

        Identifiable intangible assets as of September 30, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$ 22,731	$ 21,413
Patented technology (Note 3)	9,900	619
Total	$ 32,631	$ 22,032

        Identifiable intangible assets as of December 31, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization
Purchased technology	$ 22,731	$ 21,220
Patented technology	9,900	155
Total	$ 32,631	$ 21,375

      Intangible asset amortization expense for the three and nine months ended September 30, 2003 and 2002 was $219, $657, $65 and $193, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ending December 31, 2003 and for each of the next five years is $876.

NOTE 6.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $347 and $250 as of September 30, 2003 and December 31, 2002, respectively.

NOTE 7.    Inventories

	September 30,	December 31,
	2003	2002
Materials	$ 12,888	$ 16,530
Work-in-process	10,599	11,622
Finished goods	2,596	2,336
Total inventories	$ 26,083	$ 30,488

NOTE 8.   Property, Plant and Equipment
	September 30,	December 31,
	2003	2002
Land and building	$ 5,193	$ 4,968
Machinery and equipment	1,538	1,502
Furniture and fixtures	1,428	1,393
Computer equipment	2,844	2,770
Leasehold improvements	885	979
	11,888	11,612
Accumulated depreciation	(5,207)	(4,158)
Net property, plant and equipment	$ 6,681	$ 7,454

NOTE 9.   Commitments and Contingencies

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended September 30,
	2003	2002
Balance, beginning of the period	$ 1,120	$ 972
Provision for warranties issued during the period	739	973
Consumption of reserves	(885)	(996)
Balance, end of the period	$ 974	$ 949

            Legal Matters

        On September 30, 2003, the Company's wholly owned subsidiary, ISOA, Inc. filed a counterclaim in the Dallas, Texas District Courts in response to a claim filed on Tuesday, September 23, 2003 against ISOA by August Technology Corporation related to a commercial dispute.  The dispute arises from a December 24, 1997 Development Agreement between ISOA and STI, Inc., a subsidiary of August Technology Corporation.

        Under the Agreement, ISOA agreed to provide to STI certain engineering resources in the development of software for STI's semiconductor metrology systems.  In return, STI agreed to pay to ISOA a minimum royalty of $1.0 million of which approximately one-third was paid.  August is seeking a judgement against the Company for repayment of the monies previously paid and attorney's fees incurred in bringing this action.  The Company has and continues to maintain that ISOA fulfilled its obligations under the Agreement and all amounts as agreed to under the Agreement are owed, while August's view is that ISOA did not perform substantially in order to justify any additional payments.  The Company believes that intellectual property delivered by ISOA under the terms of the Agreement have been and continue to be used in current systems on the market from August.  The Company has filed a counterclaim to receive full payment of the minimum royalty, ongoing royalty payments for any August macro defection inspection tools using its property, damages, costs, and attorneys' fees.

        While the Company cannot predict the ultimate outcome of this legal matter, it believes the claim against the Company is without merit and does not believe an unfavorable outcome is probable.  Should an unfavorable outcome occur, the Company believes that the costs associated with it would not have a material adverse effect on the Company's consolidated financial position or liquidity, however, could possibly be material to the consolidated results of operations for any one period.

NOTE 10.   Comprehensive Income (Loss)

        The disclosures required by SFAS No. 130, "Reporting Comprehensive Income," have been included below.  The difference between net income and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized gain (loss) on investments.

        The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$ 465	$ (3,091)	$ 926	$ (1,987)
Change in net unrealized gains on investments	(9)	598	(264)	769
Change in currency translation adjustments	(25)	(183)	(279)	(244)
Total	$ 431	$ (2,676)	$ 383	$ (1,462)

NOTE 11.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options for the 2003 and 2002 periods.  During the three and nine months ended September 30, 2003, there were stock options with exercise prices above the average fair market value of the Company's common stock for the respective periods which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three and nine months ended September 30, 2003, the weighted average number of stock options excluded from the computation of diluted earnings per share were 1,079,130 and 1,064,541, respectively.  For the three and nine months ended September 30, 2002, all outstanding stock options, totaling 2,219,963, were excluded from the computation of diluted loss per share because the effect in the periods would would be anti-dilutive.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Numerator:
Net income	$ 465	$ (3,091)	$ 926	$ (1,987)

Denominator:
Basic earnings per share - weighted average shares outstanding	16,376,434	16,226,346	16,354,962	16,179,442
Effect of potential dilutive securities:
Employee stock options - dilutive shares	404,925	-	251,177	-

Diluted earnings per share - weighted average shares outstanding	16,781,359	16,226,346	16,606,139	16,179,442

Earnings per share:
Basic	$ 0.03	$ (0.19)	$ 0.06	$ (0.12)
Diluted	$ 0.03	$ (0.19)	$ 0.06	$ (0.12)

NOTE 12.   Geographic Reporting and Customer Concentration

        For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
United States	$ 6,164	$ 10,231	$ 15,098	$ 21,631
Asia	6,030	4,277	13,955	13,470
Europe	1,975	691	13,552	5,254
Total	$ 14,169	$ 15,199	$ 42,605	$ 40,355

        Customers comprising 10% or more of revenue:

	Nine Months Ended
	September 30,
	2003	2002
Customer A	42.6%	36.2%

NOTE 13.   Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."   This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.   EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated operating results and financial position.

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation  requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of this interpretation are required to be adopted for the first interim or annual period ending after December 15, 2003.  The provisions of this interpretation are effective immediately for all arrangements entered into with new variable interest entities created after January 31, 2003.  The Company has not invested in any variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances).  The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In August 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables."  This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with Statement of Position (SOP) 97-2.  The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2.  EITF Issue No. 03-5 will be effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003.  The Company is in the process of determining the effect, if any, the adoption of EITF Issue No. 03-5 will have on its consolidated financial position, results of operations or cash flows.

NOTE 14.   Reclassifications

        Certain prior year amounts have been reclassified to conform to current financial statement presentation.

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

        Revenue Recognition.   Revenue is recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Certain sales of our products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, installation, and training services.  We generally recognize revenue upon delivery of the product, which is prior to installation, as the actions required to perform the installation are deemed to be perfunctory.   Installation is deemed to be perfunctory based on our sales and installation history for similar products and customers and the fact that other vendors can and have performed the installation.  When customer acceptance is subjective and not obtained prior to shipment, we defer a portion of the product revenue until such time as positive affirmation of acceptance has been obtained from the customer.  Customer acceptance is generally based on our products meeting published performance specifications.  The amount of revenue allocated to the shipment of products is done on a residual method basis.  Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue.  The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service.  Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site.  Revenue related to undelivered training services is recognized ratably over the training period.

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

        Long-Lived Assets and Acquired Intangible Assets.  We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate the carrying amount of an asset may not be recoverable.  Goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, is reviewed for possible impairment at least annually during the fourth quarter for each year.  A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired.  Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.   These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and any valuation allowance recorded against our deferred tax assets.  At September 30, 2003, we had no valuation allowance established against our deferred tax assets.  The need to establish a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."   This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting.   EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated operating results and financial position.

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation  requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties.  For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of this interpretation are required to be adopted for the first interim or annual period ending after December 15, 2003.  The provisions of this interpretation are effective immediately for all arrangements entered into with new variable interest entities created after January 31, 2003.  The Company has not invested in any variable interest entities.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis.  The adoption of SFAS No. 149 did not have an impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances).  The adoption of SFAS No. 150 did not have an impact on our consolidated financial position, results of operations or cash flows.

        In August 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables."   This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with Statement of Position (SOP) 97-2.  The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2.  EITF Issue No. 03-5 will be effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003.  We are in the process of determining the effect, if any, the adoption of EITF Issue No. 03-5 will have on our consolidated financial position, results of operations or cash flows.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2003 and 2002

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

        Revenues.    Our revenues are derived from the sale of our metrology systems, licensing our defect technology, provision of services and sale of spare parts.  Our revenues were $14.2 million and $42.6 million for the three and nine month periods ended September 30, 2003, compared to $15.2 million and $40.4 million for the same periods in the prior year, representing a decrease of  7% in the three month period ended September 30, 2003 and an increase of 6% for the nine month period ended September 30, 2003.  The decrease in revenues for the three month period ending September 30, 2003 compared to the three month period ending September 30, 2002 is due to lower units shipped, partially offset by licensing revenues and licensing support arrangements from YMG.  The year over year increase in revenues was primarily due to licensing revenues and licensing support arrangements from YMG, which was acquired in the third quarter of 2002.  For the three and nine month periods ended September 30, 2003, the licensing revenue and licensing support arrangements from YMG were $0.7 million and $2.6 million, respectively.  Revenues derived from sales in foreign countries were $8.0 million and $27.5 million for the three and nine month periods ended September 30, 2003, compared to $5.0 million and $18.7 million for the same periods in the prior year.  The increase in revenues derived from sales in foreign countries for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002 is primarily due to increased shipments to Europe.

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

        Cost of Revenues and Gross Profit.    Cost of revenues consists of the labor, material and overhead costs of manufacturing our systems, royalties, spare parts cost and the cost associated with our worldwide service support infrastructure.  Our gross profit was $6.3 million and $18.3 million for the three and nine month periods ended September 30, 2003, compared to $6.2 million and $16.8 million for the same periods in the prior year.  Our gross profit represented 44% and 43% of our revenues for the three and nine month periods ended September 30, 2003 and 41% and 42% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2003 compared to the three and nine month periods ended September 30, 2002 is primarily due to licensing revenues and licensing support arrangements from YMG related to our inspection technology.

        Research and Development.    Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities.  They also include consulting fees, prototype equipment expenses and the cost of related supplies.  Our research and development expense was $3.1 million and $9.8 million for the three and nine month periods ended September 30, 2003, compared to $3.0 million and $8.0 million for the same periods in the prior year.  Research and development expense represented 22% of our revenues for the three month period ended September 30, 2003 and 23% of our revenues for the nine month periods ended September 30, 2003, compared to 20% of revenues for each of the same periods in the prior year.  The year over year dollar increase in research and development expenses primarily reflects the inclusion of expenses related to the engineering team acquired from YMG.  These increases were partially offset by the timing of engineering project costs and the cost reduction initiatives implemented in the first quarter of 2003.

        In-Process Research and Development.    The acquisition of YMG resulted in our recording of a one-time expense of $3.5 million in the nine month period ending September 30, 2002 for the write-off of in-process research and development, or IPRD.  The IPRD we acquired related to automated defect inspection technology to be used in stand alone and integrated metrology equipment.  At the time of the acquisition, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use.  Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $2.6 million and $8.0 million for the three and nine month periods ended September 30, 2003, compared to $3.5 million and $8.1 million for the same periods in the prior year.  Selling, general and administrative expense represented 18% and 19% of our revenues for the three and nine month periods ended September 30, 2003, compared to 23% and 20% of our revenues for the same periods in the prior year.  The year over year dollar decrease in selling, general and administrative expense was primarily due to cost cutting initiatives implemented in the first quarter of 2003, as well as a charge in the third quarter of 2002 for acquisition related costs that did not reoccur this year.

        Amortization.    Amortization expense was $0.2 million and $0.7 million for the three and nine month periods ended September 30, 2003, compared to $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2002.  The year over year dollar increase is attributable to the amortization of intangible assets having definite useful lives acquired from the acquisition of YMG.

        Interest income and other, net.    Interest income and other, net was $0.3 million and $1.3 million for the three and nine month periods ended September 30, 2003, compared to $0.7 million and $1.6 million for the same periods in the prior year.  The year over year decrease in interest income and other, net in the three and nine month periods ended September 30, 2003 was the result of investments in lower yielding fixed income securities and lower realized gains on investments.

        Income Taxes.    We use the liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2003.  We anticipate that our effective tax rate for our current year will be approximately 23% as compared to 30%, which excludes the IPRD charge, in the same period in the prior year.  Our anticipated effective tax rate is less than the expected combined federal and state tax rates of 40% primarily as a result of the positive impact of our research and experimentation tax credits on our effective tax rate.

Liquidity and Capital Resources

        At September 30, 2003, we had $81.0 million of cash, cash equivalents and marketable securities and $108.4 million in working capital.  At December 31, 2002 we had $73.3 million of cash, cash equivalents and marketable securities and $106.1 million in working capital.

        Operating activities provided $7.3 million and $1.4 million in cash for the nine month periods ended September 30, 2003 and 2002, respectively.  The net cash provided by operating activities during the nine month period ended September 30, 2003 was primarily a result of a decrease in inventories of $4.5 million, a decrease in accounts receivable of $4.3 million and a decrease in income tax receivable and prepaid expenses and other of $1.2 million, partially offset by a decrease in deferred revenue of $2.6 million.  The net cash provided by operating activities for the nine month period ended September 30, 2002 was primarily a result of an increase in accounts payable and accrued liabilities of $2.9 million, profit before depreciation, amortization and the write-off of IPRD of $2.6 million, an increase in deferred revenue of $1.8 million and an increase in income taxes payable and other liabilities of $1.8 million, partially offset by an increase in accounts receivable of $4.3 million and an increase in inventories of $3.7 million.

        Net cash used in investing activities during the nine month period ended September 30, 2003 of $8.6 million was due to an increase in net purchases of marketable securities of $8.3 million and capital expenditures of $0.3 million.  Net cash used in investing activities during the nine month period ended September 30, 2002 of $55.4 million includes acquisitions, net of cash acquired, of $25.1 million, an increase in net purchases of marketable securities of $29.9 million and capital expenditures of $0.5 million.

        Net cash provided by financing activities for the nine month periods ended September 30, 2003 and 2002 of $0.6 million and $2.1 million was a result of proceeds received from sales of shares through employee stock plans and other.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2000, 2001, 2002 and the first nine months of 2003, sales to end user customers that individually represented at least five percent of our revenues accounted for 27.8%, 42.5%, 46.8% and 55.0% of our revenues.  In 2000, 2001, 2002 and the first nine months of 2003, sales to Intel, a key customer, accounted for 19.4%, 33.4%, 46.8% and 42.6% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

         In 2000, 2001, 2002 and the first nine months of  2003, 54.7%, 53.7%, 40.6% and 64.6% of our revenue were derived from sales in foreign countries, including certain countries in Asia such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.   There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  For example, our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

        The market for semiconductor capital equipment is highly competitive.  We face substantial competition from established companies in each of the markets we serve.  We principally compete with KLA-Tencor and Therma-Wave.  We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics, Sopra, Zeiss, Sony, August Technologies and Leica.  Each of our product lines also competes with products that use different metrology techniques.  Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.   As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products.  Moreover, there may be significant merger and acquisition activity among our competitors and potential competitors.  These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.  Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment.  While we believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers, our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

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

We rely upon an independent distributor for a significant portion of our sales, and a disruption in our relationship could have a negative impact on our sales in Japan

        Historically, a portion of our sales in Japan has been made through our sole independent distributor, Tokyo Electron Limited (TEL).  In 2000, 2001, 2002 and the first nine months of 2003, sales to TEL accounted for 21.9%, 14.8%, 6.8% and 8.5% of our revenues.  We expect that sales through TEL will represent a portion of our sales for the next several years.  TEL also provides field service to our customers.  The activities of TEL are not within our control.  A reduction in the sales or service efforts or financial viability of TEL, or a termination of our relationship with them, could harm our sales, our financial results and our ability to support our customers.  Although we believe that we maintain good relations with TEL, such relationship may nevertheless deteriorate in the future.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 39.5%, 36.6%, 30.1% and 32.8% of our revenues in 2000, 2001, 2002 and the first nine months of 2003.  Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.   We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 54.7%, 53.7%, 40.6% and 64.6% of our revenues in 2000, 2001, 2002 and the first nine months of 2003.  We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

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

Foreign Currency Risk

        We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  A substantial portion of our international sales are denominated in U.S. dollars.  We have branch operations in Taiwan, Singapore, China and Korea and a wholly-owned subsidiary in Europe, which are subject to currency fluctuations.  These foreign branches are limited in their operations and level of investment so that the risk of currency fluctuations is not expected to be material.

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

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

        On September 30, 2003, our wholly owned subsidiary, ISOA, Inc. filed a counterclaim in the Dallas, Texas District Courts in response to a claim filed on Tuesday, September 23, 2003 against ISOA by August Technology Corporation related to a commercial dispute.  The dispute arises from a December 24, 1997 Development Agreement between ISOA and STI, Inc., a subsidiary of August Technology Corporation.

        Under the Agreement, ISOA agreed to provide to STI certain engineering resources in the development of software for STI's semiconductor metrology systems.  In return, STI agreed to pay to ISOA a minimum royalty of $1.0 million of which approximately one-third was paid.  August is seeking a judgement against us for repayment of the monies previously paid and attorney's fees incurred in bringing this action.  We have and continue to maintain that ISOA fulfilled its obligations under the Agreement and all amounts as agreed to under the Agreement are owed, while August's view is that ISOA did not perform substantially in order to justify any additional payments.  We believe that intellectual property delivered by ISOA under the terms of the Agreement have been and continue to be used in current systems on the market from August.  We have filed a counterclaim to receive full payment of the minimum royalty, ongoing royalty payments for any August macro defection inspection tools using its property, damages, costs, and attorneys' fees.

        While we cannot predict the ultimate outcome of this legal matter, we believe the claim against us is without merit and we do not believe an unfavorable outcome is probable.  Should an unfavorable outcome occur, we believe that the costs associated with it would not have a material adverse effect on the our consolidated financial position or liquidity, however, could possibly be material to the consolidated results of operations for any one period.

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
                    Rudolph Technologies, Inc.

        (b) Reports on Form 8-K

  On August 4, 2003, Rudolph Technologies, Inc. furnished a Current Report on Form 8-K (Item's 7 and 12).  The report contained information regarding the press release reporting our financial results for the three months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                        Rudolph Technologies, Inc.

Date: November 13, 2003                                                                 By:  /s/ Paul F. McLaughlin
                                                                                                               Paul F. McLaughlin
                                                                                                               Chairman and Chief Executive Officer

Date: November 13, 2003                                                                  By:   /s/ Steven R. Roth
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

Date: November 13, 2003

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

Date: November 13, 2003

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: November 13, 2003                                                                      By:  /s/ Paul F. McLaughlin
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

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: November 13, 2003                                                                         By:   /s/ Steven R. Roth
                                                                                                                                    Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer