Form 10-K
period 2003-12-31
RUDOLPH TECHNOLOGIES INC
filed 2004-03-15
CIK 1094392

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-27965

RUDOLPH TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3531208
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

One Rudolph Road, Flanders, NJ 07836

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (973) 691-1300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2003 of $15.96 was approximately $195,568,908.

The registrant had 16,712,296 shares of Common Stock outstanding as of February 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the Registrant’s annual meeting of stockholders to be held on May 18, 2004.

i

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements, including those concerning our expectations of future sales, gross profits, research, development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices and cash requirements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may, from time to time make oral forward-looking statements. These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Additional forward-looking statements may be identified by the words “anticipate”, “believe”, “expect”, “intend”, “will” and similar expressions, as they relate to us or our management.

The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, ability to manage growth, risk of nonpayment of accounts receivable or changes in budgeted costs. Our stockholders should carefully review the cautionary statements contained in this Form 10-K, including “Factors that May Affect Future Results” set forth in Item 1 below. You should also review any additional disclosures and cautionary statements we make from time to time in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings.

PART I

Item 1.	Business

General

Rudolph is a worldwide leader in the design, development and manufacture of high-performance process control metrology and defect inspection systems used by semiconductor device manufacturers. We provide full-fab solutions through a family of stand-alone systems and integrated modules for both transparent and opaque thin film measurements, and macro-defect detection. These systems, which have production-worthy automation, are designed specifically for semiconductor manufacturing applications and are backed by worldwide customer support.

We introduced the industry’s first production-oriented microprocessor-controlled ellipsometer for thin transparent film measurements in 1977. Since that time, we have consistently provided innovative product developments designed to meet manufacturers’ most advanced measurement requirements. Our patented technology uses up to four lasers operating simultaneously at multiple angles and multiple wavelengths, providing powerful analysis and measurement capabilities to handle the most challenging requirements of today’s advanced processes and tomorrow’s new materials. Unlike spectroscopic ellipsometers, lasers make our metrology tools inherently stable, increase measurement speed and accuracy, and reduce maintenance costs by minimizing the time required to requalify a light source when it is replaced. Our systems also employ a proprietary reflectometer technology that allows the characterization of films and film stacks that cannot be performed using conventional reflectometry or ellipsometry alone. Our latest offering, the ultra-II™ delivers the highest accuracy when optimizing critical film deposition processes and superior repeatability when monitoring production of current and future generations of advanced materials including nitrided and high-k gate materials, low-k dielectrics, low-k dielectric integration materials, 193 nm ARCs, and SiGe.

For opaque film characterization, we brought patented optical acoustic metal film metrology technology to the semiconductor manufacturing floor with MetaPULSE®. MetaPULSE allows customers to simultaneously measure the thickness and other properties of up to six metal or other opaque film layers in a non-contact manner on product wafers. PULSE Technology™ uses an ultra-fast laser to generate sound waves that pass down through a stack of metal or opaque films such as copper or aluminum, sending back to the surface an echo that indicates film thickness, density, and other process critical parameters. We believe that we currently offer the only systems that can non-destructively measure opaque thin-film stacks with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures and over two-thirds of all systems sold have been for copper applications. The MetaPULSE-II™ is our second generation metal metrology system which provides superior performance on today’s ultra-thin barriers, narrow lines, and more complex structures, while providing higher throughput, a smaller measurement spot, and better repeatability.

Our acquisition of the Yield Metrology Group (YMG), during September 2002, marked the introduction of the WaferView® family of metrology systems for macro-defect inspection for lithography and CMP. These fully automated systems detect and classify macro-defects at production throughputs. The advanced color vision system uses proprietary and patented knowledge-based algorithms to provide higher defect detection rates than can be achieved on gray-scale systems and to accurately classify macro-defects which vary widely in color, shape, and appearance. Results from WaferView’s expert system software can be integrated directly into the manufacturer’s process control system to provide rapid notification of process problems and to improve root cause analysis of defect sources.

In 2002, we also introduced a series of metrology products specifically designed for integration into process equipment. The i-MOD™ systems will leverage our years of metrology experience by incorporating advanced metrology technologies into small footprint modules that will provide real-time process control information from inside the process equipment.* Integrated systems virtually eliminate the delay between processing and measurement, so feedback and feedforward information is immediately available to control process drift and maintain optimal processing parameters. The i-MOD AF™ uses our ellipsometry technology and has been selected by a major process equipment supplier for integration on advanced thermal processing equipment that, among other things, produces transistor gate-dielectric films.

Technology

We believe that our expertise in engineering, research, and development enables us to rapidly develop new technologies and products in response to emerging industry trends.* The breadth of our technology enables us to offer our customers a diverse combination of measurement technologies that provide process control for the majority of thin films used in semiconductor manufacturing. Additionally, our defect detection and classification technology allows us to provide yield enhancement metrology for critical photolithography and CMP processes.*

Optical Acoustics. Optical acoustic metrology involves the use of ultra-fast laser induced sonar for metal and opaque thin film measurement. This technology sends ultrasonic waves into multi-layer opaque films and then analyzes the resulting echoes to simultaneously determine the thickness of each individual layer in complex multi-layer metal film stacks. The echo’s amplitude and phase can be used to detect film properties, missing layers and interlayer problems. Since different phenomena affect amplitude and phase uniquely, a variety of process critical interlayer problems can be detected in a single measurement.

The use of optical acoustics to measure multi-layer metal and opaque films was pioneered by scientists at Brown University in collaboration with engineers at Rudolph. The proprietary optical acoustic technology in our MetaPULSE systems measures the thickness of single or multi-layer opaque films ranging from less than 40

Angstroms to greater than five microns. It provides these measurements at a rate of up to 70 wafers per hour with one to two percent accuracy and 0.5% repeatability. This range of thicknesses covers the majority of thick and thin metal films projected by the International Roadmap for Semiconductors to be used in semiconductor manufacturing for the next three processing nodes and through the end of this decade. Our optical acoustic technology also enables our MetaPULSE systems to measure film properties in existing product-wafer test sites by using a small measurement spot, only ten microns in diameter, which, in combination with pattern recognition software algorithms, allows on-product measurements.

Ellipsometry. Ellipsometry is a non-contact, non-destructive optical technique for transparent thin film measurement. When a surface or interface is struck by polarized light, ellipsometers measure the change in the reflected light’s polarization. By measuring at multiple wavelengths, an ellipsometer can determine process significant properties of transparent films. The combination of multiple angles of incidence and multiple wavelength ellipsometry also allows more accurate and reliable measurement across a wider range of thicknesses and a wider variety of films and film stacks than single angle systems.

We have been an industry leader in ellipsometry technology for the last three decades. We hold patents on several ellipsometry technologies developed by our engineers, including our proprietary technique that uses four lasers for multiple-angle of incidence, multiple wavelength ellipsometry. Laser ellipsometry technology enables our transparent film systems to continue to provide the increasingly higher level of accuracy needed as thinner films and newer materials are introduced for future generations of semiconductor devices.

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

Automated Defect Detection and Classification. Automating the defect detection and classification process is best done by a system that can mimic, or even extend, the response of the human eye, but at a much higher speed and more consistently. To do this, our WaferView system captures full-color whole wafer images using simultaneous dark and bright field illumination. The resulting bright and dark field images are compared to those from an “ideal” wafer having no defects. When a difference is detected, its image is broken down into complex vectors that allow rapid and accurate comparison with a library of known classified defects stored in the tool’s database. Patented and proprietary enhancements of this approach enable very fast and highly repeatable image classification. The system is pre-programmed with an extensive library of default local, global, and color defects and can also “learn” a virtually unlimited amount of new defect classes. This allows customers to define defects based on their existing defect classification system, provides more reliable automated rework decisions, and enables more accurate statistical process control data.

Products

We market and sell products to all major logic, memory, and ASIC device manufacturers. We provide our customers with versatile full-fab metrology solutions by offering families of systems that meet their metrology needs. Our systems are designed for high-volume semiconductor manufacturing facilities and offer automated wafer handling and 200 and 300 mm configurations to satisfy our customers’ manufacturing needs. Our systems operate at high throughput with ultra-clean operation and high reliability. Our MetaPULSE, MetaPULSE-II, ultra-II, and S-series products are all built on the production-worthy VANGUARD® automation platform that provides a common software system, user interface, and hardware base. Our products can be broken down into three main categories: Transparent Thin Films, Opaque Thin Films, and Macro-Defect Inspection.

Transparent Thin Films

ultra-II and S-Series

Our ultra-II and S-Series families of products incorporate up to four lasers, providing ellipsometry at wavelengths across the spectrum from deep blue to near infrared. Visible and ultraviolet reflectometers are also available. These systems can be user configured by selecting the required lasers and reflectometers for various specific applications including CMP, CVD, diffusion, lithography, and etch. They are available in both 200 and 300 mm configurations and are designed for production applications with high reliability and high throughput, ranging from 80 to 120 wafers per hour. The average selling price ranges from $350,000 to $1.0 million.

i-MOD AF

The i-MOD AF incorporates our ellipsometry technology into a small footprint module designed for integration into production process equipment. The average selling price ranges from $150,000 to $300,000.

Focus

The highly successful Focus™ series was introduced in 1991. Our most current model, the FE VII™, provides accurate and repeatable measurements of production wafers with its dual-laser multiple angle ellipsometry for 200 mm or smaller wafers. The average selling price ranges from $300,000 to $600,000.

AutoEL

The AutoEL® series, the first microprocessor-based automated ellipsometer, was introduced in 1977. It continues to be sold today and provides a fully automated desktop solution for measuring film thickness and optical constants. It is available in different wavelength configurations and has an average selling price of $30,000 to $100,000.

Opaque Thin Films

MetaPULSE and MetaPULSE-II

Introduced in 1997, the MetaPULSE was the first, and we believe remains the market dominant, non-contact production metrology system for thin opaque films. The MetaPULSE-II is a second generation PULSE system providing a smaller measurement spot size, better repeatability on advanced materials, and higher throughput than previous versions. Over 160 PULSE systems have been sold to fabs around the world and over two-thirds have been deployed in copper interconnect production applications. The systems are available in 200 and 300 mm configurations and are designed for production applications with high reliability and throughput ranging from 60 to 70 wafers per hour. The average selling price ranges from $900,000 to $1.8 million.

Macro-Defect Inspection

WaferView

WaferView systems provide automated macro-defect lithography inspection for 200 and 300 mm wafers. They have been deployed in production fabs in the U.S., Europe, and Asia. WaferView is available in 200 and 300 mm configurations and is designed for production applications with high-reliability and throughputs ranging from 110 to 120 wafers per hour. The average selling price ranges from $650,000 to $1.4 million.

YieldView

YieldView® is an advanced yield management and process control system. It collects, stores, and analyzes data from multiple WaferView or other macro-defect inspection systems. In addition, it manages information transfers between WaferView systems and communications with the manufacturing facilities’ statistical process control system. This software package enables defect inspection from remote locations, defect indexing and archiving of data obtained from multiple WaferViews, and process control information and alarms to be passed to the facility host. The average selling price ranges from $250,000 to $450,000.

Customers

We sell our products worldwide to over 100 semiconductor device manufacturers, including both independent semiconductor device manufacturers and foundries throughout the world. In addition, we have a diverse customer base in terms of both geographic location and type of semiconductor device manufactured. Our customers are located in 24 different countries.

We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2001, 2002 and 2003 sales to end user customers that individually represented at least five percent of our revenues accounted for 42.5%, 46.8% and 59.4% of our revenues, respectively. In 2003, sales to Intel accounted for 35.3% of our revenues and no other individual end user customer accounted for more than 10% of our revenues. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

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

The core competencies of our research and development team include metrology systems for high volume manufacturing, ellipsometry, ultra-fast optics, picosecond acoustic and optical design, advanced metrology application development and algorithm development. We have been granted or hold exclusive licenses to 47 U.S. and foreign patents covering technology in the transparent thin film measurement, altered material characterization, picosecond ultrasonic areas and knowledge-based algorithms used in macro-defect detection and classification. We also have 29 pending regular and provisional applications in the U.S. and in other countries.

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

Our research and development expenditures in 2001, 2002 and 2003 were $11.6 million, $11.8 million and $13.4 million, respectively. We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods.* In addition, the acquisition of YMG resulted in our recording of a one-time expense of $3.5 million in 2002 for the write-off of in-process research and development. This expense related to automated defect inspection technology to be used in stand-alone and integrated metrology equipment.

Sales, Customer Service and Application Support

We maintain an extensive network of direct sales, customer service and application support offices in several locations throughout the world. We maintain sales, service or applications offices in New Jersey, Texas, Germany, Scotland, Holland, Ireland, Israel, Korea, Singapore, Taiwan and China. In addition, we make use of a leading independent sales distributor in Japan.

We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers’ operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our training facility in Mt. Arlington, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations.

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

Intellectual Property

We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. We have been granted or hold exclusive licenses to 47 U.S. and foreign patents. The patents we own or exclusively license have expiration dates ranging from 2005 to 2022. We also have 29 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of the transparent thin film measurement, altered material characterization and macro-defect detection and classification.

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

Competition

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. We principally compete with KLA-Tencor and Therma-Wave. We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics, Sopra, August Technologies and Leica. Each of our products also competes with products that use different metrology techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.

Significant competitive factors in the market for metrology systems include system performance, ease of use, reliability, cost of ownership, technical support and customer relationships. We believe that, while price and delivery are important competitive factors, the customers’ overriding requirement is for a product that meets their technical capabilities. To remain competitive, we believe we will need to maintain a high level of investment in research and development and process applications. No assurances can be given that we will continue to be competitive in the future.

Backlog

We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which a purchase order number has been assigned by the customer and for which delivery has been specified within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2003, we had a backlog of approximately $27.7 million compared with a backlog of approximately $19.8 million at December 31, 2002.

Employees

As of December 31, 2003, we had 290 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

Available Information

We were incorporated in New Jersey in 1958 and reincorporated in Delaware in 1999. The Internet website address of Rudolph Technologies, Inc. is http://www.rudolphtech.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (and any amendments to those reports) are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

Factors that May Affect Future Results

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so

Our operating results are subject to significant variation due to the cyclical nature of the semiconductor device industry. The semiconductor device industry has been experiencing a downturn, which has seriously harmed our recent operating results. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. There is typically a nine to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers. In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues. Any future downturn in the semiconductor device industry, or any reduction by that industry in capital expenditures, may seriously harm our business, financial condition and results of operations.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

In 2001, 2002 and 2003, sales to end user customers that individually represented at least five percent of our revenues accounted for 42.5%, 46.8% and 59.4% of our revenues. In 2001, 2002 and 2003, sales to Intel, a key customer, accounted for 33.4%, 46.8% and 35.3% of our revenues. We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.* In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

•	changes in customer demand for our systems, which is influenced by economic conditions in the semiconductor device industry, demand for products that use semiconductors, market acceptance of our systems and those of our customers and changes in our product offerings;

•	seasonal variations in customer demand, including the tendency of European sales to slow significantly in the third quarter of each year;

•	the timing, cancellation or delay of customer orders and shipments;

•	product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements; and

•	the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels.

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

Our revenue may vary significantly each quarter due to relatively small fluctuations in our unit sales

During any quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems. Our transparent film measurement systems range in average selling price from approximately $30,000 to $1.0 million per system, our opaque film measurement systems range in average selling price from approximately $900,000 to $1.8 million per system and our macro-defect detection systems range in average selling price from approximately $250,000 to $1.4 million per system. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. This, in turn, could cause fluctuations in the market price of our common stock.

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

•	the efforts of our sales force and/or our independent distributor;

•	the complexity of the customer’s fabrication processes;

•	the internal technical capabilities and sophistication of the customer;

•	the customer’s budgetary constraints; and

•	the quality and sophistication of the customer’s current metrology equipment.

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

If we do make a sale, our customers often purchase only one of our systems, and then evaluate its performance for a lengthy period before purchasing any more of our systems. The number of additional products a customer purchases, if any, depends on many factors, including a customer’s capacity requirements. The period between a customer’s initial purchase and any subsequent purchases can vary from six months to a year or longer, and variations in the length of this period could cause further fluctuations in our operating results and possibly in our stock price.

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

Even if we are able to develop new products that gain market acceptance, sales of new products could impair our ability to sell existing products

Competition from our new ultra-II systems could have a negative effect on sales of our other transparent thin film metrology systems and the prices we could charge for these systems. We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our ultra-II, WaferView or next generation systems. This diversion of resources could have a further negative effect on sales of our current systems. Competition from our new MetaPULSE-II system may also have a negative impact on sales of MetaPULSE systems. Additionally, the new line of i-MOD products will incorporate some of our advanced metrologies into small footprint modules that are designed to be integrated into process tool equipment and may, therefore, have a negative effect on the sales of our stand-alone systems that use the same technology.

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

In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees and other third parties. However, in the event that these agreements may be breached, we may not have adequate remedies. Our confidential and proprietary information and technology might also be independently developed by or become otherwise known to third parties.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important intellectual property rights by us

Our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time we may receive communications from third parties asserting that our products or systems infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may lead to protracted and costly litigation which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party’s proprietary rights. We may not be able to enter into such a license or such license may not be available on commercially reasonable terms. The loss of important intellectual property rights could therefore prevent our ability to sell our systems, or make the sale of such systems more expensive for us.

Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, has in the past resulted and may in the future result in costly and time-consuming litigation

We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party’s patent or other proprietary rights. In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights. Any such litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our product or obtain expensive licenses from third parties.

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

In 2001, 2002 and 2003, 53.7%, 40.6% and 65.4% of our revenue was derived from sales in foreign countries, including certain countries in Asia such as Taiwan, China, Korea, Singapore and Japan and certain

Western European countries. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. There is a risk that our means of protecting our proprietary rights may not be adequate in these countries. For example, our competitors in these countries may independently develop similar technology or duplicate our systems. If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA-Tencor and Therma-Wave. We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics, Sopra, August Technologies and Leica. Each of our products also competes with products that use different metrology techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products. Moreover, there may be significant merger and acquisition activity among our competitors and potential competitors. These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs. Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment. While we believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers, our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

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

Because of the high cost of switching equipment vendors in our markets, it is sometimes difficult for us to win customers from our competitors even if our systems are superior to theirs

We believe that once a semiconductor device manufacturer has selected one vendor’s capital equipment for a production-line application, the manufacturer generally relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor’s equipment, for the life of the application. Once a vendor’s equipment has been installed in a production line application, a semiconductor device manufacturer must often make substantial technical modifications and may experience production-line downtime in order to switch to another vendor’s equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer’s expense of switching to our systems, it will be difficult for us to achieve significant sales to that customer once it has selected another vendor’s capital equipment for an application.

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

We rely upon an independent distributor for a significant portion of our sales, and a disruption in our relationship could have a negative impact on our sales in Japan

Historically, a portion of our sales in Japan have been made to our sole independent distributor, Tokyo Electron Limited (TEL). In 2001, 2002 and 2003, sales to TEL accounted for 14.8%, 6.8% and 9.5% of our revenues. TEL also provides field service to our customers. The activities of TEL are not within our control. A reduction in the sales or service efforts or financial viability of TEL, or a change in our relationship with them, could harm our sales, our financial results and our ability to support our customers.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

Our sales to customers in Asian markets represented approximately 36.6%, 30.1% and 39.9% of our revenues in 2001, 2002 and 2003. Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past. We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

International sales accounted for approximately 53.7%, 40.6% and 65.4% of our revenues in 2001, 2002 and 2003. We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.* Due to the significant level of our international sales, we are subject to material risks which include:

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

If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease

Our systems are complex and sometimes have contained errors, defects and bugs when introduced. If we deliver systems with errors, defects or bugs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate such problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability arising from defects in our systems. Our product liability policy currently provides $1.0 million to $2.0 million of coverage per claim, depending on location of claim, with an overall umbrella limit of $4.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

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

•	a prohibition on stockholder actions through written consent;

•	a requirement that special meetings of stockholders be called only by our chief executive officer or board of directors;

•	advance notice requirements for stockholder proposals and director nominations by stockholders;

•	limitations on the ability of stockholders to amend, alter or repeal our by-laws; and

•	the authority of our board to issue, without stockholder approval, preferred stock with such terms as the board may determine.

We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

Item 2.	Properties

Our principal executive office building is located at One Flanders Road in Flanders, New Jersey. We own and lease facilities in the United States and five other countries for engineering, sales and service related purposes. The following table indicates the general location, the general purpose and the square footage of these facilities. The expiration years of the leases covering the leased facilities are also indicated.

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Flanders, New Jersey	Executive Office	20,000	Owned
Ledgewood, New Jersey	Manufacturing	31,000	2008
Mt. Arlington, New Jersey	Engineering and Service	22,000	2005
Richardson, Texas	Yield Metrology Group	21,000	Owned
Houston, Texas	Engineering	3,000	2004
Shanghai, China	Sales and Service	3,000	2004
Scotland, United Kingdom	Sales and Service	1,000	2004
Seoul, Korea	Sales and Service	2,000	2007
Hsin-Chu, Taiwan	Sales and Service	6,000	2004
Tainan, Taiwan	Sales and Service	2,000	2004
Singapore	Sales and Service	2,000	2005

We believe that our existing facilities and capital equipment are adequate to meet our current requirements, and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings

On September 30, 2003, our wholly-owned subsidiary, ISOA, Inc. filed a counterclaim in the Dallas, Texas District Courts in response to a lawsuit filed on September 23, 2003 against Rudolph and ISOA by August Technology Corporation and STI, Inc. related to a commercial dispute. The dispute arises from a December 24, 1997 Development Agreement between ISOA and STI, Inc.

Under the Development Agreement, ISOA agreed to provide to STI certain engineering resources in the development of software for STI’s semiconductor metrology systems. In return, STI agreed to pay to ISOA a minimum royalty of $1.0 million of which approximately one-third was paid. August alleges that ISOA did not fulfill its obligations under the Development Agreement and is seeking a judgment against ISOA for repayment of the monies previously paid and attorney’s fees incurred in bringing this action. We have and continue to maintain that ISOA fulfilled its obligations under the Development Agreement and that August remains obligated to pay all amounts as agreed to under the Development Agreement. August further alleges that ISOA did not perform substantially in order to justify any additional payments. We further believe that intellectual property delivered by ISOA under the terms of the Development Agreement have been and continue to be used in current systems on the market from August. ISOA’s counterclaim seeks full payment of the minimum royalty, ongoing royalty payments for any August macro defection inspection tools using ISOA’s property, damages, costs, and attorneys’ fees.

While we cannot predict the ultimate outcome of this legal matter, we believe the claim against ISOA is without merit and we do not believe an unfavorable outcome is probable. Should an unfavorable outcome occur, we believe that the costs associated with it would not have a material adverse effect on our consolidated financial position or liquidity, however, an unfavorable outcome could possibly be material to the consolidated results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART ll

Item 5.	Market Price for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “RTEC.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2002
First Quarter	$46.85	$31.85
Second Quarter	$43.13	$20.41
Third Quarter	$26.00	$9.32
Fourth Quarter	$21.41	$9.38

Year Ended December 31, 2003
First Quarter	$21.71	$11.83
Second Quarter	$17.69	$11.10
Third Quarter	$24.12	$14.87
Fourth Quarter	$28.54	$19.18

As of February 23, 2004, there were 50 stockholders of record of our common stock and approximately 2,274 beneficial stockholders.

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

Certain Equity Compensation Plan Information included in Item 12 of Part III, hereof, is hereby incorporated into this Item 5 of Part II and will be included in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2002 and 2003 and the statement of income (loss) data for the years ended December 31, 2001, 2002 and 2003 set forth below were derived from audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 1999, 2000 and 2001, and the statement of income data for the years ended December 31, 1999 and 2000 were derived from audited financial statements not included herein.

	Year Ended December 31,
	1999	2000	2001	2002 (2)	2003
	(In thousands, except share and per share data)
Statement of Income (Loss) Data:
Revenues	$38,095	$88,107	$79,398	$57,445	$58,500
Cost of revenues	18,301	41,854	39,798	33,576	33,214

Gross profit	19,794	46,253	39,600	23,869	25,286

Operating expenses:
Research and development	5,003	9,022	11,625	11,828	13,390
In-process research and development	—	—	—	3,500	—
Selling, general and administrative	9,588	14,463	12,171	11,025	10,561
Amortization (3)	436	339	339	412	877

Total operating expenses	15,027	23,824	24,135	26,765	24,828

Operating income (loss)	4,767	22,429	15,465	(2,896)	458
Interest expense (income) and other, net	3,680	(2,174)	(2,774)	(2,050)	(1,610)

Income (loss) before provision (benefit) for income taxes, extraordinary item and cumulative effect of a change in accounting principle	1,087	24,603	18,239	(846)	2,068
Provision (benefit) for income taxes	(2,179)	(431)	6,499	585	298

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	3,266	25,034	11,740	(1,431)	1,770
Extraordinary item (net of tax of $5) (1)	427	—	—	—	—
Cumulative effect of a change in accounting principle (net of tax of $924) (4)	—	1,458	—	—	—

Net income (loss)	2,839	23,576	11,740	(1,431)	1,770
Preferred stock dividends	508	—	—	—	—

Net income (loss) available to common stockholders	$2,331	$23,576	$11,740	$(1,431)	$1,770

Net income (loss) per share available to common stockholders from continuing operations:
Basic:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$0.41	$1.69	$0.74	$(0.09)	$0.11
Extraordinary item	(0.05)	—	—	—	—
Cumulative effect of a change in accounting principle	—	(0.09)	—	—	—
Preferred stock dividends	(0.06)	—	—	—	—

Net income (loss) available to common stockholders	$0.30	$1.60	$0.74	$(0.09)	$0.11

Diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$0.31	$1.58	$0.71	$(0.09)	$0.11
Extraordinary item	(0.04)	—	—	—	—
Cumulative effect of a change in accounting principle	—	(0.09)	—	—	—
Preferred stock dividends	(0.05)	—	—	—	—

Net income (loss) available to common stockholders	$0.22	$1.49	$0.71	$(0.09)	$0.11

Pro forma amounts assuming the accounting change in 2000 is applied retroactively (4):
Income (loss) before extraordinary item	$2,485	$25,034	$11,740	$(1,431)	$1,770

Per share amounts:
Basic	$0.32	$1.69	$0.74	$(0.09)	$0.11
Diluted	$0.24	$1.58	$0.71	$(0.09)	$0.11
Income (loss) available to common stockholders	$1,550	$25,034	$11,740	$(1,431)	$1,770

Per share amounts:
Basic	$0.20	$1.69	$0.74	$(0.09)	$0.11
Diluted	$0.15	$1.58	$0.71	$(0.09)	$0.11
Weighted average common shares outstanding:
Basic	7,880,622	14,773,295	15,899,933	16,215,237	16,408,677
Diluted	10,431,477	15,805,188	16,531,461	16,215,237	16,722,708

	December 31,
	1999	2000	2001	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$35,076	$29,736	$94,642	$42,047	$41,220
Short-term investments	—	—	—	31,223	39,342
Working capital	49,217	70,122	128,647	106,051	111,251
Total assets	64,947	98,554	147,798	161,963	160,371
Retained earnings (accumulated deficit)	(27,193)	(3,617)	8,123	6,692	8,462
Total stockholders’ equity	57,610	83,508	142,150	144,081	148,537

(1)	In 1999, an extraordinary loss was recorded for the early extinguishment of debt.
(2)	Statement of income (loss) data for 2002 reflects results of operations of YMG since September 25, 2002.
(3)	Effective January 1, 2002 we adopted the provisions prescribed by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.” Consequently, we ceased amortizing goodwill as of such date. Amortization expense relating to goodwill is immaterial in periods prior to 2002.
(4)	Effective January 1, 2000, we changed our method of accounting for revenue recognition based on guidance provided in Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” The pro forma amounts presented in the income statement were calculated assuming the accounting change was made retroactively to all prior periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors including, general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales. After several years of reduced capital spending by semiconductor device manufacturers, current forecasts by industry analysts for the semiconductor device manufacturing industry project a year over year increase in capital spending of over 30% for 2004.* The Company monitors capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book to bill ratio. The book to bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book to bill above one shows that equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period.

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue.* In 2001, 2002 and 2003 sales to end user customers that individually represented at least five percent of our revenues accounted for 42.5%, 46.8% and 59.4% of our revenues. In 2001, 2002 and 2003 sales to Intel accounted for 33.4%, 46.8% and 35.3% of our revenues.

We do not have purchase contracts with any of our customers or distributors that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Our transparent film measurement systems range in average selling price from approximately $30,000 to $1.0 million per system, our opaque film measurement systems range in average selling price from approximately $900,000 to $1.8 million per system and our macro-defect inspection systems range in average selling price from approximately $250,000 to $1.4 million per system. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. Because fluctuations in the timing of orders from our major customers or distributors or in the number of our individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance.

A significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue.* In 2001, approximately 53.7% of our revenues were derived from customers outside of the United States, of which 36.6% were derived from customers in Asia and 14.5% were derived from customers in Europe. In 2002, approximately 40.6% of our revenues were derived from customers outside of the United States, of which 30.1% were derived from customers in Asia and 10.4% were derived from customers in Europe. In 2003, approximately 65.4% of our revenues were derived from customers outside of the United States, of which 39.9% were derived from customers in Asia and 25.5% were derived from customers in Europe. Substantially all of our revenues to date have been denominated in United States dollars.

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

On September 25, 2002, we acquired ISOA, Inc., which is doing business as the Yield Metrology Group (YMG). YMG had licensed its technology for use in the semiconductor industry and began transitioning to a semiconductor capital equipment supplier. YMG’s core technologies are knowledge-based algorithms used in wafer macro-defect detection and classification. The purchase consideration for YMG, including direct acquisition costs, was $25.2 million in cash. The transaction was accounted for using the purchase method of accounting for business combinations. Results of operations of YMG have been included since September 25, 2002 and will affect comparisons from year to year.

Results of Operations

The following table sets forth, for the periods indicated, our statements of income data as percentages of our revenues. Our results of operations are reported as one reportable business segment.

	Year Ended December 31,
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	50.1	58.4	56.8

Gross profit	49.9	41.6	43.2

Operating expenses:
Research and development	14.7	20.6	22.9
In-process research and development	—	6.1	—
Selling, general and administrative	15.3	19.2	18.1
Amortization	0.4	0.7	1.5

Total operating expenses	30.4	46.6	42.5

Operating income (loss)	19.5	(5.0)	0.7
Interest income and other, net	3.5	3.6	2.8

Income (loss) before provision for income taxes	23.0	(1.5)	3.5
Provision for income taxes	8.2	1.0	0.5

Net income (loss)	14.8%	(2.5)%	3.0%

Results of Operations 2001, 2002 and 2003

Revenues. Our revenues are derived from the sale of our systems, services, spare parts and licensing. Our revenues were $79.4 million, $57.4 million and $58.5 million in the years 2001, 2002 and 2003. These changes represent a decrease of 27.7% from 2001 to 2002 and an increase of 1.8% from 2002 to 2003.

Our revenue remained relatively weak throughout 2003. Our revenue began to grow sequentially in the third quarter this year, but increased only slightly for the year compared to total revenue in 2002. The semiconductor device manufacturing sector continues to be impacted by a severe downturn that began in fiscal 2001. Although there has been recent sequential improvements in the business environment, there is uncertainty as to the strength and length of the next cyclical growth phase in our industry. Until such time as we return to a period of sustainable growth and due to continued low visibility in our projected sales, we maintain a cautious outlook for future orders and sales levels.*

The following table lists the different sources of our revenue:

Revenue Type	2001 % of Revenue	2002 % of Revenue	2003 % of Revenue
Systems	90%	85%	78%
Parts	7	6	9
Services	3	8	8
Licensing	—	1	5

Total revenue	100%	100%	100%

Systems revenue has declined as a percentage of revenue from 2001 through 2003 as a result of the prolonged semiconductor industry downturn. Conversely, parts and service revenue has increased over the same period as customers spend more on repair and maintenance of their existing equipment. When the industry recovers, we expect systems revenues to increase and parts and service revenues to decrease as customers buy new equipment.* Licensing revenue is derived from contracts obtained as a result of the acquisition of our Yield Metrology Group in September 2002. Licensing our technologies is not part of our core business strategy. Therefore, as these contracts expire, we expect licensing revenue to decline.* Revenues from customers outside of the United States represented 53.7%, 40.6% and 65.4% of our revenues in 2001, 2002 and 2003. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.*

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and field service margins. Our gross profit was $39.6 million, $23.9 million and $25.3 million in 2001, 2002 and 2003. Our gross profit represented 49.9%, 41.6% and 43.2% of our revenues in 2001, 2002 and 2003. The decrease in gross profit from 2001 to 2002 was primarily due to a decrease in business volume resulting from the downturn in the industry. This resulted in customer support and fixed manufacturing costs being a higher component of a lower revenue base. The slight increase in gross profit from 2002 to 2003 was primarily due to a full year of licensing revenues, partially offset by an increase in parts and service revenue, which typically have lower margins than our systems.

Research and Development. The thin film transparent, opaque process control and macro-defect inspection metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, prototype equipment expenses and the cost of related supplies. Our research and development expenditures were $11.6 million, $11.8 million and $13.4 million in 2001, 2002 and 2003. Research and development expenditures represented 14.6%, 20.6% and 22.9% of revenues in 2001, 2002 and 2003. The increase in research and development expenses from 2002 to 2003 resulted from the engineering team acquired from YMG being included for the full year of 2003 partially offset by cost reduction initiatives. We anticipate research and development expense will be a similar percentage of revenue for the near term and increase in absolute dollars due to increased salary expense, elimination of plant shut downs and additional project costs.

In-Process Research and Development. The acquisition of YMG resulted in our recording of a one-time expense of $3.5 million in 2002 for the write-off of in-process research and development (IPRD). The IPRD we acquired related to automated defect inspection technology to be used in stand alone and integrated metrology equipment. At the time of the acquisition, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date.

Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions, and other non-personnel related expenses. Our selling, general and administrative expense was $12.2 million, $11.0 million and $10.6 million in 2001, 2002 and 2003. Selling, general and administrative expense represented 15.3%, 19.2% and 18.1% of revenues in 2001, 2002 and 2003. The decreases from 2001 through 2003 resulted from the completion of certain infrastructure projects in prior periods and cost reduction initiatives that were implemented as a result of the semiconductor industry slowdown.

Interest Income and other, net. Interest income and other, net was $2.8 million, $2.1 million and $1.6 million in 2001, 2002 and 2003. The decrease from 2001 through 2003 resulted from lower interest rates and the use of cash in the acquisition of YMG as described further in Note 3 to the consolidated financial statements.

Provision (Benefit) for Income Taxes. We use the asset and liability method of accounting for income taxes prescribed by the Financial Accounting Standards Board (FASB) in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Our provision for income taxes was $6.5 million, $0.6 million and $0.3 million in 2001, 2002 and 2003. Our effective tax rate was 36%, (69%) and 14% in 2001, 2002 and 2003, respectively. We computed our effective tax rate for 2001 through 2003 on prevailing federal and state rates adjusted for research and development tax credits and income derived from tax exempt interest. Our effective tax rate for 2002 also reflects the non-deductibility of the IPRD charge for tax purposes.

Liquidity and Capital Resources

At December 31, 2003 our cash, cash equivalents and short-term investments totaled $80.6 million, while working capital amounted to $111.3 million. At December 31, 2002, we had $73.3 million of cash, cash equivalents and short-term investments and $106.1 million in working capital. At December 31, 2001 we had $94.6 million of cash and cash equivalents and $128.6 million in working capital.

Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected. Because of the lack of visibility in projected sales for 2004, we are uncertain as to the level of expected cash from operating activities in 2004, if any.

Cash provided by operating activities in 2001, 2002 and 2003 was $23.0 million, $1.3 million and $6.6 million, respectively. Net cash provided by operating activities in 2001 was primarily due to net income combined with a decrease in accounts receivable. The net cash provided by operating activities during 2002 was primarily a result of increases in deferred revenue of $4.0 million, accrued liabilities of $2.0 million, profit before depreciation, amortization and the write-off of IPRD of $3.7 million, partially offset by an increase in inventories of $6.2 million and an increase in accounts receivable of $0.9 million. Cash provided by operating activities was positive in 2003 primarily due to net income of $1.7 million combined with a decrease in accounts receivable of approximately $6.0 million, and a decrease in inventories of $2.3 million. Cash provided from operating activities during 2003 was negatively affected by a decrease in accounts payable and other liabilities and a decrease in deferred revenue.

Net cash used in investing activities was $2.4 million, $56.5 million and $9.1 million in 2001, 2002 and 2003. From time to time we evaluate whether to acquire new and complementary businesses, products and technologies, and we therefore could apply cash for investing activities in 2004 to consummate any such potential acquisition.* Capital expenditures for 2001 were primarily used for renovations to our corporate facility and upgrades to existing computer systems. Net cash used in investing activities for 2002 included the acquisition of YMG, net of cash acquired, of $25.1 million, net purchases of short-term investments of $30.8 million and capital expenditures of $0.6 million. In 2003, net cash used in investing activities included net purchases of short-term investments of $8.4 million and capital expenditures of $0.7 million. Capital expenditures over the next twelve months are expected to be approximately $1.0 to $2.0 million.*

Net cash provided by financing activities was $44.4 million, $2.5 million and $1.6 million in 2001, 2002 and 2003. In February 2001, we completed the follow-on public offering of 1,000,000 shares of our common stock at $45.00 per share. Net proceeds to us after the underwriting discount and other fees amounted to $42.0 million. In addition, we received cash proceeds of $2.4 million from stock option exercises and participation in our employee stock purchase plan. Net cash provided by financing activities in 2002 was a result of proceeds received from sales of shares, including sales of shares through employee stock plans and proceeds received from a director of the Company in connection with his sale of the Company’s stock. In 2003, net cash provided by financing activities was a result of proceeds received from sales of shares through employee stock plans.

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

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2003.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,422,000	$920,000	$1,128,000	$712,000	$—
Open and committed purchase orders	7,133,000	7,133,000	—	—	—

Total	$9,555,000	$8,053,000	$1,128,000	$712,000	$—

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results from operations or liquidity and capital resources.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, intangible assets, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis, and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Revenue is recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Certain sales of our products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, installation and training services. We generally recognize product revenue upon delivery. When customer acceptance is subjective and not obtained prior to shipment, we defer product revenue until such time as positive affirmation of acceptance has been obtained from the customer. Customer acceptance is generally based on our products meeting published performance specifications. The amount of revenue allocated to the shipment of products is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service. Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer’s site. Revenue related to training services is recognized ratably over the training period.

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

Long-Lived Assets and Acquired Intangible Assets. The Company periodically reviews long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill, in accordance with SFAS No. 142, is reviewed for possible impairment at least annually during the fourth quarter for each year. A review of goodwill may be initiated prior to conducting the annual analysis if events or changes in circumstances indicate that the carrying value of goodwill may be impaired. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements.

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. At December 31, 2003, we had no valuation allowance established against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated operating results and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 was revised in December 2003 and clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB No. 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. We currently have no investments in entities within the scope of FIN 46 and as a result do not believe its application will have a material effect on our consolidated operating results and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149 did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not have an impact on our consolidated financial position, results of operations or cash flows.

In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables.” This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of this standard had no impact on our consolidated operating results and financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The changes noted in SAB No. 104 did not have an effect on our consolidated financial position, results of operations, or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of December 31, 2003, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.1 million decrease in the fair value of our available for sale securities.

Foreign Currency Risk

We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. Substantially all sales arrangements with international customers are denominated in U.S. dollars. We have branch operations in Taiwan, Singapore, China and Korea and a wholly-owned subsidiary in Europe, which are subject to currency fluctuations. These foreign branches are limited in their operations and level of investment so that the risk of currency fluctuations is not expected to be material.*

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth on the pages indicated at Item 15(a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Changes in accountants were previously reported on a Current Report on Form 8-K filed on May 31, 2002, and a Current Report on Form 8-K filed on April 25, 2001 as amended by Form 8-K/A filed on May 18, 2001.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e)), have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. Because of the inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the Company may be detected. Nonetheless, our chief executive officer and chief financial officer believe that the disclosure controls and procedures we currently have in place are effective.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal controls over financial reporting that occurred during our fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 18, 2004, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item with respect to directors and executive officers is incorporated by reference to the Proxy Statement. Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. This code of ethics is posted on our internet website address at http://www.rudolphtech.com.

Item 11.	Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The consolidated financial statements and consolidated financial statement information required by this Item are included on pages F-1 through F-7 of this report. The Reports of Independent Public Accounts appear on pages F-2 through F-3 of this report.

2. Financial Statement Schedule

See Index to financial statements on page F-1 of this report.

3. Exhibits

(b) Reports on Form 8-K

On October 27, 2003, Rudolph Technologies, Inc. furnished a Current Report on Form 8-K (Item’s 7 and 12). The report contained information regarding the press release reporting our financial results for the three months ended September 30, 2003.

(c) The following is a list of exhibits. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.3	Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q, filed on November 14, 2001).

10.4	Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.5	Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.6	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

Exhibit No.	Description
10.7	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Robert Loiterman (incorporated herein by reference to Exhibit 10.13 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.8	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.9	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.10	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.11	Agreement and Plan of Merger among Rudolph Technologies, Inc., Oasis Acquisition, Inc., ISOA, Inc. and certain shareholders of ISOA, Inc. dated July 22, 2002 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2002).

21.1	Subsidiaries.

23.1	Notice regarding consent of Arthur Andersen LLP.

23.2	Consent of KPMG LLP, Independent Accountants.

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

99.1	Letter to Commission Pursuant to Temporary Note 3T.

+	Confidential treatment has been granted with respect to portions of this exhibit.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have audited the 2003 and 2002 consolidated financial statements of Rudolph Technologies, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The 2001 consolidated financial statements and 2001 financial statement schedule of Rudolph Technologies, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated January 25, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rudolph Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

Short Hills, New Jersey

January 28, 2004

Report of Independent Public Accountants

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Rudolph Technologies, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14 (a)2 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a basic part of the financial statements. This schedule for the year ended December 31, 2001 has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Roseland, New Jersey

January 25, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP (“Andersen”) in connection with our filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Andersen, nor has Andersen consented to its inclusion, in connection with this filing on Form 10-K. See exhibit 23.1 for further discussion.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$42,047	$41,220
Short-term investments	31,223	39,342
Accounts receivable, less allowance of $250 in 2002 and $249 in 2003	16,142	10,244
Inventories	30,488	28,321
Income taxes receivable	1,336	1,332
Deferred income taxes	1,286	1,370
Prepaid expenses and other current assets	1,411	1,256

Total current assets	123,933	123,085
Property, plant and equipment, net	7,454	6,817
Goodwill	13,209	13,209
Identifiable intangible assets, net	11,256	10,379
Deferred income taxes	5,299	6,319
Other assets	812	562

Total assets	$161,963	$160,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,587	$3,070
Accrued liabilities:
Commissions	111	106
Payroll and related expenses	2,684	1,841
Warranty	1,120	950
Income taxes payable	1,157	1,295
Deferred revenue	5,475	2,923
Other current liabilities	4,748	1,649

Total current liabilities	17,882	11,834

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding at December 31, 2002 and 2003	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,330,840 and 16,661,240 issued and outstanding at December 31, 2002 and 2003, respectively	16	17
Additional paid-in capital	137,668	141,154
Accumulated other comprehensive loss	(295)	(1,096)
Retained earnings	6,692	8,462

Total stockholders’ equity	144,081	148,537

Total liabilities and stockholders’ equity	$161,963	$160,371

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues	$79,398	$57,445	$58,500
Cost of revenues	39,798	33,576	33,214

Gross profit	39,600	23,869	25,286

Operating expenses:
Research and development	11,625	11,828	13,390
In-process research and development	—	3,500	—
Selling, general and administrative	12,171	11,025	10,561
Amortization	339	412	877

Total operating expenses	24,135	26,765	24,828

Operating income (loss)	15,465	(2,896)	458
Interest income and other, net	2,774	2,050	1,610

Income (loss) before provision for income taxes	18,239	(846)	2,068
Provision for income taxes	6,499	585	298

Net income (loss)	$11,740	$(1,431)	$1,770

Earnings (loss) per share:
Basic	$0.74	$(0.09)	$0.11
Diluted	$0.71	$(0.09)	$0.11

Weighted average number of shares outstanding:
Basic	15,899,933	16,215,237	16,408,677
Diluted	16,531,461	16,215,237	16,722,708

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2001, 2002 and 2003

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2000	14,871,885	$15	$87,385	$(275)	$(3,617)	$83,508
Issuance of common stock, net of expenses	1,000,000	1	42,031	—	—	42,032
Proceeds from sales of shares through employee stock plans	264,118	—	2,364	—	—	2,364
Net income	—	—	—	—	11,740	11,740	$11,740
Tax benefit of exercise of employee stock options	—	—	2,535	—	—	2,535
Currency translation	—	—	—	(29)	—	(29)	(29)

Comprehensive income							$11,711

Balance at December 31, 2001	16,136,003	16	134,315	(304)	8,123	142,150
Proceeds from sales of shares through employee stock plans and other	194,837	—	2,468	—	—	2,468
Net loss	—	—	—	—	(1,431)	(1,431)	$(1,431)
Tax benefit of exercise of employee stock options	—	—	885	—	—	885
Currency translation	—	—	—	(417)	—	(417)	(417)
Unrealized gain on investments, net of income tax expense of $132	—	—	—	426	—	426	426

Comprehensive loss							$(1,422)

Balance at December 31, 2002	16,330,840	$16	$137,668	$(295)	$6,692	$144,081
Proceeds from sales of shares through employee stock plans	330,400	1	1,553	—	—	1,554
Net income	—	—	—	—	1,770	1,770	$1,770
Tax benefit of exercise of employee stock options	—	—	1,933	—	—	1,933
Currency translation	—	—	—	(466)	—	(466)	(466)
Unrealized loss on investments, net of income tax benefit of $190	—	—	—	(335)	—	(335)	(335)

Comprehensive income							$969

Balance at December 31, 2003	16,661,240	$17	$141,154	$(1,096)	$8,462	$148,537

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$11,740	$(1,431)	$1,770
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Amortization	339	412	877
In-process research and development	—	3,500	—
Depreciation	1,027	1,233	1,297
Tax benefit for sale of shares through employee stock plans	2,535	885	1,933
Recovery of doubtful accounts	(115)	(78)	(5)
Deferred income taxes	1,808	252	(1,104)
Decrease (increase) in assets, net of acquired business:
Accounts receivable	13,709	(860)	5,967
Income taxes receivable	432	(419)	4
Inventories	1,067	(6,215)	2,308
Prepaid expenses and other assets	(221)	(1,497)	(318)
Increase (decrease) in liabilities, net of acquired business:
Accounts payable	(2,726)	135	470
Accrued liabilities	(1,659)	1,996	(1,035)
Income taxes payable	—	1,157	136
Deferred revenue	(3,510)	3,986	(2,552)
Other current liabilities	(1,468)	(1,713)	(3,099)

Net cash and cash equivalents provided by operating activities	22,958	1,343	6,649

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(25,069)	—
Purchases of short-term investments	—	(30,797)	(8,454)
Purchases of property, plant and equipment	(2,431)	(618)	(656)

Net cash and cash equivalents used in investing activities	(2,431)	(56,484)	(9,110)

Cash flows from financing activities:
Proceeds from sale of common stock, net of expenses	42,032	—	—
Proceeds from sales of shares through employee stock plans and other	2,364	2,468	1,554

Net cash and cash equivalents provided by financing activities	44,396	2,468	1,554

Effect of exchange rate changes on cash and cash equivalents	(17)	78	80

Net increase (decrease) in cash and cash equivalents	64,906	(52,595)	(827)
Cash and cash equivalents at beginning of period	29,736	94,642	42,047

Cash and cash equivalents at end of period	$94,642	$42,047	$41,220

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$2,030	$(475)	$(916)

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Organization and Nature of Operations:

Rudolph Technologies, Inc. (the “Company”) designs, develops, manufactures and supports high-performance process control equipment used in semiconductor device manufacturing. The Company has branch sales and service offices in China, Korea, Taiwan and Singapore and wholly-owned sales and service subsidiaries in Europe and Richardson, Texas. The Company operates in a single segment and supports a wide variety of applications in the areas of diffusion, etch, lithography, CVD, PVD, CMP and macro-defect detection and classification.

2. Summary of Significant Accounting Policies:

A. Consolidation:

The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

B. Revenue Recognition and Change in Accounting Principle

Revenue is recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Certain sales of the Company’s products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, installation and training services. The Company generally recognizes product revenue upon delivery. When customer acceptance is subjective and not obtained prior to shipment, the Company defers product revenue until such time as positive affirmation of acceptance has been obtained from the customer. Customer acceptance is generally based on the Company’s products meeting published performance specifications. The amount of revenue allocated to the shipment of products is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service. Revenue related to installation services is deferred until such time as installation is completed at the customer’s site. Revenue related to training services is recognized ratably over the training period.

Revenues from parts sales are recognized at the time of shipment. Revenue from service contracts is recognized ratably over the period of the contract. A provision for the estimated cost of fulfilling warranty obligations is recorded at the time the related revenue is recognized.

Sales contracts with distributors contain fixed prices, current payment terms and are not subject to distributor’s resale or any other contingencies. Accordingly, sales of finished products to distributors are recognized as revenue at the time of shipment. Distributors do not maintain inventory of our products, other than a small quantity of spare parts for warranty and maintenance purposes.

Licensing revenue is recognized based on the licensees’ sales that incorporate our technology. License support and maintenance revenue is recognized ratably over the contract period.

C. Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

made by management include allowance for doubtful accounts, inventory obsolescence, recoverability and useful lives of property, plant and equipment, and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty and accruals for contingencies. Actual results could differ from those estimates.

D. Cash and Cash Equivalents:

Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

E. Short-Term Investments:

The Company has evaluated its investment policies consistent with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net. Available-for-sale securities are classified as current assets regardless of their maturity date as they are available for use in current operations.

F. Allowance For Doubtful Accounts:

The Company evaluates the collectibility of accounts receivable based on a combination of factors. In the cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligation, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and historical experience.

G. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market. Demonstration units, which are available for sale, are stated at their manufacturing costs and reserves are recorded to adjust the demonstration units to their net realizable value.

H. Property, Plant and Equipment:

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

I. Impairment of Long-Lived Assets:

Long-lived assets, such as property, plant, and equipment, and identifiable acquired intangible assets with definite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

J. Goodwill and Acquired Intangible Assets:

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead they will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company has adopted the provisions of SFAS No. 141 for acquisitions initiated after June 30, 2001, and SFAS No. 142 effective January 1, 2002. In connection therewith, the Company determined that it has one reporting unit. Goodwill acquired in business combinations completed before July 1, 2001 has been amortized through December 31, 2001. Effective January 1, 2002, as part of the adoption of SFAS No. 142, the Company is no longer amortizing goodwill. SFAS No. 142 requires that the Company perform an assessment of whether there is an indication that goodwill is impaired based on the provisions of SFAS No. 142. To the extent an indication exists that the goodwill may be impaired, the Company must measure the impairment loss, if any. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company performed an assessment to determine whether goodwill was impaired as of January 1, 2002, the date of adoption, and as of December 31, 2002 and 2003, and determined that there was no impairment to its goodwill balance at these dates. The Company will test for impairment at December 31 each year. Amortization expense related to goodwill was $81 for the year ended December 31, 2001.

K. Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable, cash and cash equivalents. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains reserves for potential credit losses. The Company maintains cash and cash equivalents with higher credit quality financial institutions and monitors the amount of credit exposure to any one financial institution.

L. Warranties:

The Company generally provides a warranty on its products for a period of twelve to fifteen months against defects in material and workmanship. The Company provides for the estimated cost of product warranties at the time revenue is recognized.

M. Income Taxes:

The Company accounts for income taxes using the asset and liability approach for deferred taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

that have been recognized in the Company’s consolidated financial statements or tax returns. A valuation allowance is recorded to reduce a deferred tax asset to that portion which more likely than not will be realized. Additionally, taxes are separated into current and non-current amounts based on the classification of the related amounts for financial reporting purposes. The Company has not provided for federal income taxes on the undistributed earnings of its foreign operations as it is the Company’s intention to permanently re-invest undistributed earnings.

N. Translation of Foreign Currencies:

The Company has foreign branches in China, Korea, Taiwan and Singapore, and a wholly-owned subsidiary in Europe which use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average exchange rates during the period. Net exchange gains or losses result from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. Foreign exchange rate gains and losses included in operating results are not material for all periods presented. The Company had accumulated exchange losses resulting from the translation of foreign financial statements of $721 and $1,187 as of December 31, 2002 and 2003, respectively.

O. Stock-based Compensation:

The Company has stock-based employee compensation plans which are described more fully in Note 9. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure standards of SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method of accounting for stock options as defined in SFAS No. 123 had been applied. The following table illustrates the effect on net income (loss) and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2001	2002	2003
Net income (loss), as reported	$11,740	$(1,431)	$1,770
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	3,345	4,376	5,119

Pro forma net income (loss)	$8,395	$(5,807)	$(3,349)

Net income (loss) per share:
Basic-as reported	$0.74	$(0.09)	$0.11
Basic-pro forma	$0.53	$(0.36)	$(0.20)
Diluted-as reported	$0.71	$(0.09)	$0.11
Diluted-pro forma	$0.51	$(0.36)	$(0.20)

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Employee Stock Options	2001	2002	2003
Expected life (years)	5.0	5.0	5.0
Expected volatility	95.0%	85.0%	62.5%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.5%	3.8%	3.6%
Weighted average fair value of options granted during the year	$23.16	$9.24	$9.59

Employee Stock Purchase Plan shares	2001	2002	2003
Expected life (years)	0.5	0.5 to 2.0	0.5 to 2.0
Expected volatility	95.0%	85.0%	59.5%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.5%	1.7%	1.7%
Weighted average fair value of options granted during the year	$11.40	$9.84	$5.99

P. Software Development Costs:

The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased or Marketed.” SFAS No. 86 requires that certain software product development costs incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company’s customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. Capitalized costs to date have been immaterial and, accordingly, SFAS No. 86 has no significant impact on the financial position or results of operations of the Company.

Q. Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities.

R. Risks Inherent in the Business:

The Company sells its products to the semiconductor device industry and believes that changes in any of the following areas could have a material adverse effect on the Company’s financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with changes in domestic and international economic and/or political conditions or regulations; dependency on suppliers and availability of necessary product components and the Company’s ability to attract and retain employees necessary to support its growth.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

S. Recent Accounting Pronouncements:

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s consolidated operating results and financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (ARB) No. 51. FIN 46 was revised in December 2003 and clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The application of FIN 46 may require that an entity be subject to consolidation even though the investor does not have a controlling financial interest that, under ARB No. 51, was usually deemed to exist through ownership of a majority voting interest. FIN 46, as revised, is generally effective for all entities subject to the interpretation no later than the end of the first reporting period that ends after March 15, 2004. The Company currently has no investments in entities within the scope of FIN 46 and as a result does not believe its application will have a material effect on the Company’s consolidated operating results and financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The adoption of SFAS No. 149 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables.” This issue focuses solely on whether non-software deliverables included in arrangements that contain more-than-incidental software should be accounted for in accordance with SOP 97-2. The Task Force confirmed that in an arrangement that contains software that is more-than-incidental to the products or services as a whole, only the software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software-related products and services such as those listed in paragraph 9 of SOP 97-2, as well as other deliverables for which the software is essential to their functionality. EITF Issue No. 03-5 is effective for revenue arrangements entered into in fiscal periods beginning after August 13, 2003. The adoption of this standard had no impact on the Company’s consolidated operating results and financial position.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition,” which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The changes noted in SAB No. 104 did not have an effect on the Company’s consolidated financial position, results of operations, or cash flows.

3. Business Combinations:

On September 25, 2002, the Company acquired all of the outstanding stock of ISOA, Inc., a Texas corporation (ISOA), through a merger of Oasis Acquisition, Inc., a wholly owned subsidiary of the Company, with and into ISOA, with ISOA as the surviving corporation, renamed Yield Metrology Group (YMG). YMG is a spin-off from Texas Tech University’s International Center for Informatics Research. Over the past 16 years, YMG has licensed its technology for use in the semiconductor industry and recently began transitioning to a semiconductor capital equipment supplier. YMG’s core technologies are knowledge-based algorithms used in wafer macro-defect detection and classification. Customers in Asia, Europe and the U.S. are currently using its recently introduced WaferView family of tools. The Company believes YMG’s technology has significantly expanded its product offering and provides additional value to our customers. YMG will continue to maintain its offices in Richardson, Texas. The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of YMG have been included in the Company’s consolidated financial statements since the date of acquisition.

The purchase consideration for YMG, including direct acquisition costs, was $25,235 in cash. The purchase price has been allocated to the net assets acquired and liabilities assumed based upon their respective fair market values.

The allocation of the purchase consideration to the assets acquired and liabilities assumed follows:

Cash	$166
Accounts receivable	1,623
Inventories	1,413
Property, plant and equipment	2,838
Other assets	445
Accounts payable and accrued liabilities	(1,684)
Deferred taxes	(817)
Other liabilities	(4,945)
Identifiable intangible assets	13,400
Goodwill	12,796

$25,235

The excess of the purchase price over the fair value of the net assets acquired and liabilities assumed was allocated to goodwill. The total goodwill of $12,796, none of which is deductible for tax purposes, is not being amortized in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets.” All remaining and future acquired goodwill will be subject to an impairment test each year using a fair-value-based approach pursuant to SFAS No. 142. Identifiable intangible assets include patented technology and in-process research and development (IPRD). The Company is amortizing the patented technology of approximately $9,900 on a straight-line basis over its estimated remaining useful life of 16 years. The amount allocated to IPRD of $3,500 is related to automated defect inspection technology to be used in stand alone and integrated metrology equipment. Such amount was charged to expense at the acquisition date as the IPRD had not reached technological feasibility and had no alternative future use.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

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

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and YMG as if the acquisition occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization expense. Due to the special nature of the $3,500 IPRD charge, this amount has not been included in the unaudited pro forma consolidated financial information. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or of the results that may be obtained in the future (in thousands except per share information).

	(Unaudited) Year Ended December 31,
	2001	2002
Revenues	$83,565	$63,686
Net income	$11,083	$1,258
Earnings per share:
Basic	$0.70	$0.08
Diluted	$0.66	$0.08

4. Short-Term Investments:

At December 31, 2002, short-term investments are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury notes and obligations of U.S. Government agencies	$23,793	$276	$—	$24,069
Asset-backed securities	1,119	41	—	1,160
Corporate bonds	3,722	170	(2)	3,890
Mortgage-backed securities	2,031	75	(2)	2,104

Total short-term investments	$30,665	$562	$(4)	$31,223

At December 31, 2003, short-term investments are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury notes and obligations of U.S. Government agencies	$31,411	$75	$(24)	$31,462
Asset-backed securities	1,064	11	—	1,074
Corporate bonds	4,187	67	(17)	4,237
Mortgage-backed securities	2,535	39	(6)	2,569

Total short-term investments	$39,197	$192	$(47)	$39,342

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The estimated fair value of short-term investments classified by the maturity date listed on the security, regardless of the consolidated balance sheet classification, is as follows at December 31, 2002 and 2003:

	December 31, 2002		December 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$831	$842	$7,831	$7,890
Due after one through five years	24,612	24,902	26,988	27,043
Due after five through ten years	3,628	3,829	2,225	2,242
Due after ten years	1,594	1,650	2,153	2,167

Total short-term investments	$30,665	$31,223	$39,197	$39,342

Net gains of $169 and $363 are included in the consolidated statements of income (loss) for 2002 and 2003, respectively. Gross unrealized gains on available-for-sale securities were $562 and gross unrealized losses on available-for-sale securities were $4 as of December 31, 2002. Gross unrealized gains on available-for-sale securities were $192 and gross unrealized losses on available-for-sale securities were $47 as of December 31, 2003.

5. Identifiable Intangible Assets and Goodwill:

Effective July 1, 2001, the Company adopted SFAS No. 141, which requires all business combinations be accounted for using the purchase method. Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminated the requirement to amortize goodwill and indefinite-lived intangible assets. The following information provides the required disclosures of SFAS No. 141 and SFAS No. 142:

Identifiable intangible assets:

Identifiable intangible assets as of December 31, 2002 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$3,091	$1,580	$1,511
Patented technology (Note 3)	16 years	9,900	155	9,745

Total		$12,991	$1,735	$11,256

Identifiable intangible assets as of December 31, 2003 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$3,091	$1,838	$1,253
Patented technology (Note 3)	16 years	9,900	774	9,126

Total		$12,991	$2,612	$10,379

Intangible asset amortization expense amounted to $258, $412 and $876 for the years ended December 31, 2001, 2002 and 2003, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for each of the next five years is $876.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Goodwill:

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2001	$413
Goodwill acquired (Note 3)	12,796

Balance as of December 31, 2002	13,209
Changes in goodwill	—

Balance as of December 31, 2003	$13,209

6. Property, Plant and Equipment:

Property, plant and equipment, net is comprised of the following:

	December 31,
	2002	2003
Land and building	$4,968	$5,152
Machinery and equipment	1,502	1,885
Furniture and fixtures	1,393	1,401
Computer equipment	2,770	2,812
Leasehold improvements	979	884

	11,612	12,134
Accumulated depreciation	(4,158)	(5,317)

Property, plant and equipment, net	$7,454	$6,817

Depreciation expense amounted to $1,027, $1,233 and $1,297 for the years ended December 31, 2001, 2002, and 2003, respectively.

7. Inventories:

Inventories are comprised of the following:

	December 31,
	2002	2003
Materials	$16,530	$13,476
Work-in-process	11,622	10,446
Finished goods	2,336	4,399

Total inventories	$30,488	$28,321

The Company has established reserves of $1,697 and $1,967 at December 31, 2002 and 2003, for slow moving and obsolete inventory.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

8. Commitments and Contingencies:

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2002	2003
Balance, beginning of the period	$972	$1,120
Provision for warranties issued during the period	1,225	1,024
Consumption of reserves	(1,077)	(1,194)

Balance, end of the period	$1,120	$950

Legal Matters

On September 30, 2003, the Company’s wholly-owned subsidiary, ISOA, Inc. filed a counterclaim in the Dallas, Texas District Courts in response to a claim filed on September 23, 2003 against Rudolph and ISOA by August Technology Corporation and STI, Inc. related to a commercial dispute. The dispute arises from a December 24, 1997 Development Agreement between ISOA and STI, Inc.

Under the Development Agreement, ISOA agreed to provide to STI certain engineering resources in the development of software for STI’s semiconductor metrology systems. In return, STI agreed to pay to ISOA a minimum royalty of $1.0 million of which approximately one-third was paid. August alleges that ISOA did not fulfill its obligations under the Develoment Agreement and is seeking a judgment against ISOA for repayment of the monies previously paid and attorney’s fees incurred in bringing this action. The Company has and continues to maintain that ISOA fulfilled its obligations under the Development Agreement and that August remains obligated to pay all amounts as agreed to under the Development Agreement. August further alleges that ISOA did not perform substantially in order to justify any additional payments. The Company further believes that intellectual property delivered by ISOA under the terms of the Development Agreement have been and continue to be used in current systems on the market from August. ISOA’s counterclaim seeks full payment of the minimum royalty, ongoing royalty payments for any August macro defection inspection tools using ISOA’s property, damages, costs, and attorneys’ fees.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

While the Company cannot predict the ultimate outcome of this legal matter, it believes the claim against ISOA is without merit and does not believe an unfavorable outcome is probable. Should an unfavorable outcome occur, the Company believes that the costs associated with it would not have a material adverse effect on the Company’s consolidated financial position or liquidity, however, an unfavorable outcome could possibly be material to the consolidated results of operations.

In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business. Except as described above, the Company is not aware of any legal proceedings or claims that management believes would have a material adverse effect on the Company’s consolidated operating results or financial condition.

Lease Agreements

The Company rents space for its manufacturing and service operations and sales offices. Total rent expense for these facilities amounted to $1,169, $1,126 and $1,069 for the years ended December 31, 2001, 2002 and 2003, respectively.

The Company also leases certain equipment pursuant to operating leases, which expire through 2006. Rent expense related to these leases amounted to $169, $80 and $63 for the years ended December 31, 2001, 2002 and 2003, respectively.

Total future minimum lease payments under noncancelable operating leases as of December 31, 2003 amounted to $920, $690, $438, $374 and $338 for the years 2004 to 2008, respectively.

Royalty Agreements

Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $2,924, $1,763 and $1,326 for the years ended December 31, 2001, 2002 and 2003, respectively.

Open and Committed Purchase Orders

The Company has open and committed purchase orders of $7.1 million for the year ended December 31, 2003.

9. Employee Benefit and Stock Option Plans:

In 1996, the Company adopted the 1996 Stock Option Plan (the “Option Plan”). Under the Option Plan, the Company was authorized to grant options to purchase up to 1,069,902 shares of common stock. All of the outstanding options became 100% vested upon the initial public offering of the Company on November 12, 1999. As of December 31, 2002 and 2003, there were no shares of common stock reserved for future grants under the Option Plan.

The Company established an Employee Stock Purchase Plan (the “ESPP”) effective August 31, 1999. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Common Stock. The price the employee must pay for each share of stock will be 85% of the lower of the fair market value of the Common Stock at the beginning of the twenty four month offering period or at the end of the applicable six month purchase period. The ESPP qualifies as a non-compensatory plan under section 423 of the Internal Revenue Code. As of December 31, 2002 and 2003, there were 779,413 and 1,001,711 shares available for issuance under the ESPP, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company established the 1999 Stock Plan (the “1999 Plan”) effective August 31, 1999. The 1999 Plan provides for the grant of 2,000,000 stock options and stock purchase rights, subject to annual increases, to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan vest over a five year period and expire ten years from the date of grant. As of December 31, 2002 and 2003, there were 349,139 and 316,180 shares of common stock reserved for future grants under the 1999 Plan, respectively.

The following tables summarize the stock option activity for the years ended December 31, 2001, 2002 and 2003:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price per Share	Number of Shares Exercisable
Balance at December 31, 2000	1,515,952	$13.68	690,326
Granted	936,425	31.53
Exercised	(221,789)	7.59
Canceled	(101,848)	22.47

Balance at December 31, 2001	2,128,740	21.73	667,769
Granted	506,500	13.41
Exercised	(153,594)	5.07
Canceled	(60,427)	27.09

Balance at December 31, 2002	2,421,219	20.92	952,952
Granted	506,000	17.23
Exercised	(252,698)	2.29
Canceled	(146,425)	19.86

Balance at December 31, 2003	2,528,096	$22.11	1,111,067

Stock option information as of December 31, 2003 is as follows:

Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contract Life	Weighted Avg. Exercise Price per Share	Number Exercisable
$ 0.56 - $ 10.89	232,794	7.96	$ 5.58	94,418
11.22 - 20.41	1,246,130	7.63	15.83	485,037
21.00 - 40.00	644,617	7.62	28.39	297,583
40.13 - 50.75	404,555	7.09	40.92	234,029

$ 0.56 - $ 50.75	2,528,096	7.57	$ 23.61	1,111,067

The Company has a 401(k) savings plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 100% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Company matching contributions to the Plan totaled $200, $276 and $349 for the years ended December 31, 2001, 2002 and 2003, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

In addition, the Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2001, 2002 and 2003.

10. Income Taxes:

The components of income tax expense are as follows:

	Year Ended December 31,
	2001	2002	2003
Current:
Federal	$3,963	$478	$54
State	728	108	48
Foreign	—	—	—

	4,691	586	102

Deferred:
Federal	2,132	8	(222)
State	386	130	43
Foreign	(710)	(139)	375

	1,808	(1)	196

Total income tax expense	$6,499	$585	$298

Income before income tax was generated principally by domestic operations in 2001. Income (loss) before income tax of $927 and ($1,773) was generated by domestic and foreign operations, respectively in 2002. Income (loss) before income tax of ($104) and $2,172 was generated by domestic and foreign operations, respectively in 2003.

Deferred tax assets are comprised of the following:

	December 31,
	2002	2003
Amortization of intangibles	$1,222	$882
Deferred revenue	21	—
Domestic net operating loss caryforwards	2,875	3,051
Foreign net operating loss carryforwards	850	475
Research and development credit carryforward	326	1,914
Inventory obsolescence reserve	634	715
Fixed assets	170	48
Warranty	376	354
Accounts receivable	93	76
Employee stock options	109	87
Other	(91)	87

Net deferred tax asset	$6,585	$7,689

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate of 34% to income (loss) before provision for income taxes as follows:

	Year Ended December 31,
	2001	2002	2003
Federal income tax provision (benefit) at statutory rate	$6,201	$(288)	$703
State taxes, net of federal effect	1,114	201	74
In-process research and development write-off	—	1,190	—
Research tax credit	(466)	(374)	(663)
Other	(350)	(144)	184

Provision for income taxes	$6,499	$585	$298

Effective tax rate (benefit)	36%	(69)%	14%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets at December 31, 2003. However, the deferred tax assets considered realizable at December 31, 2003, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In connection with the Company’s acquisition of YMG in 2002, the Company acquired patented technology which gave rise to a deferred tax liability of $3,500 as of December 31, 2002. The Company also acquired U.S. and state net operating loss (NOL) carryforwards in connection with the YMG acquisition which, as of December 31, 2002, gave rise to deferred tax assets totaling $2,900. These NOL carryforwards of $7,700 expire between 2013 and 2022 for U.S. purposes, and between 2003 and 2007 for state purposes. The annual utilization of these NOL carryforwards is limited under certain provisions of the Internal Revenue Code. The foreign NOL carryforwards of $1,400 as of December 31, 2003 may generally be carried forward indefinitely.

12. Geographic Reporting and Customer Concentration:

	Year Ended December 31,
	2001	2002	2003
Revenues from third parties:
United States	$36,749	$34,152	$20,255
Asia	29,084	17,271	23,336
Europe	11,546	5,945	14,894
Other	2,019	77	15

Total	$79,398	$57,445	$58,500

Customers comprising 10% or more of the Company’s total revenue for the period indicated:
A	33.4%	46.8%	35.3%
B	14.8%	6.8%	9.5%

Accounts receivable of customers comprising 10% or more of the Company’s total revenue for the period indicated:
A	$3,199	$9,582	$3,014
B	$1,562	$13	$226

Substantially all of the assets of the Company are within the United States of America.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

13. Earnings (Loss) Per Share:

The Company has adopted SFAS No. 128, “Earnings per Share”, which requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) gives effect to all potential dilutive common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

The computations of basic and diluted earnings (loss) per share for the years ended December 31, 2001, 2002 and 2003 are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2001
Basic earnings per share:
Net income	$11,740	15,899,933	$0.74
Effect of dilutive stock options	—	631,528	(0.03)

Diluted earnings per share:
Net income	$11,740	16,531,461	$0.71

For the year ended December 31, 2002
Basic loss per share:
Net loss	$(1,431)	16,215,237	$(0.09)
Effect of dilutive stock options	—	—	—

Diluted loss per share:
Net loss	$(1,431)	16,215,237	$(0.09)

For the year ended December 31, 2003
Basic income per share:
Net income	$1,770	16,408,677	$0.11
Effect of dilutive stock options	—	314,031	—

Diluted income per share:
Net income	$1,770	16,722,708	$0.11

For the years ended December 31, 2001, the Company had outstanding options to purchase 420,136 shares of common stock, respectively, which were excluded from the calculation due to the anti-dilutive nature of these instruments. For the year ended December 31, 2002, all outstanding stock options, totaling 2,421,219, were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive. For the year ended December 31, 2003, the Company had outstanding options to purchase 1,077,825 shares of common stock, respectively, which were excluded from the calculation due to the anti-dilutive nature of these instruments.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

14. Quarterly Consolidated Financial Data (unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2003. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of the Company’s results of operations may not be as meaningful as the sequential quarterly comparisons set forth below which tend to reflect the cyclical activity of the semiconductor industry as a whole. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year. The quarter ended September 30, 2002, includes a charge of $3,500 for the write-off of in-process research and development acquired from the acquisition of YMG.

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	Total
Revenues	$14,505	$13,931	$14,169	$15,895	$58,500
Gross profit	6,116	5,928	6,279	6,963	25,286
Income before income taxes	228	372	604	864	2,068
Net income	175	286	465	844	1,770
Net income per share:
Basic	$0.01	$0.02	$0.03	$0.05	$0.11
Diluted	$0.01	$0.02	$0.03	$0.05	$0.11
Weighted average number of shares outstanding:
Basic	16,331,068	16,356,886	16,376,434	16,568,055	16,408,677
Diluted	16,546,599	16,555,981	16,781,359	16,998,371	16,722,708

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	Total
Revenues	$12,038	$13,118	$15,199	$17,090	$57,445
Gross profit	5,163	5,381	6,233	7,092	23,869
Income (loss) before income taxes	694	1,019	(3,071)	512	(846)
Net income (loss)	447	656	(3,091)	557	(1,431)
Net income (loss) per share:
Basic	$0.03	$0.04	$(0.19)	$0.03	$(0.09)
Diluted	$0.03	$0.04	$(0.19)	$0.03	$(0.09)
Weighted average number of shares outstanding:
Basic	16,145,675	16,179,502	16,226,346	16,322,014	16,215,237
Diluted	16,845,390	16,722,438	16,226,346	16,550,990	16,215,237

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expenses	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2003:
Allowance for doubtful accounts	$250	$54	$—	$55	$249
Inventory valuation	1,697	435	—	165	1,967
Warranty	1,120	1,024	—	1,194	950

Year 2002:
Allowance for doubtful accounts	$328	$(78)	$—	$—	$250
Inventory valuation	1,426	271	—	—	1,697
Warranty	972	1,225	—	1,077	1,120

Year 2001:
Allowance for doubtful accounts	$443	$(115)	$—	$—	$328
Inventory valuation	960	466	—	—	1,426
Warranty	1,072	915	—	1,015	972

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

RUDOLPH TECHNOLOGIES, INC.

By:	/s/ PAUL F. MCLAUGHLIN
Paul F. McLaughlin Chairman and Chief Executive Officer

Date:	March 10, 2004

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ PAUL F. MCLAUGHLIN Paul F. McLaughlin	Chairman and Chief Executive Officer	March 10, 2004

/s/ STEVEN R. ROTH Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2004

/s/ DAVID BELLUCK David Belluck	Director	March 11, 2004

/s/ DANIEL H. BERRY Daniel H. Berry	Director	March 15, 2004

/s/ PAUL CRAIG Paul Craig	Director	March 10, 2004

/s/ THOMAS G. GREIG Thomas G. Greig	Director	March 15, 2004

/s/ CARL E. RING, JR. Carl E. Ring, Jr.	Director	March 10, 2004

/s/ RICHARD F. SPANIER Richard F. Spanier	Director	March 11, 2004

/s/ AUBREY C. TOBEY Aubrey C. Tobey	Director	March 12, 2004

EXHIBIT INDEX

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).

3.2		Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.

10	.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.2		Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.3		Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q, filed on November 14, 2001).

10.4		Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.5		Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.6		Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.7		Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Robert Loiterman (incorporated herein by reference to Exhibit 10.13 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.8		Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.9		Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.10		Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.11		Agreement and Plan of Merger among Rudolph Technologies, Inc., Oasis Acquisition, Inc., ISOA, Inc. and certain shareholders of ISOA, Inc. dated July 22, 2002 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2002).

Exhibit No.	Description

21.1	Subsidiaries.

23.1	Notice regarding consent of Arthur Andersen LLP.

23.2	Consent of KPMG LLP, Independent Accountants.

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

99.1	Letter to Commission Pursuant to Temporary Note 3T.

+	Confidential treatment has been granted with respect to portions of this exhibit.