Form 10-Q
period 2004-03-31
RUDOLPH TECHNOLOGIES INC
filed 2004-05-10
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: March 31, 2004

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

        The number of outstanding shares of the Registrant's Common Stock on April 30, 2004 was 16,712,779.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$ 34,494	$ 41,220
Marketable securities	40,194	39,342
Accounts receivable, net	17,774	10,244
Inventories	31,771	28,321
Prepaid expenses and other current assets	3,766	3,958
Total current assets	127,999	123,085
Net property, plant and equipment	6,741	6,817
Goodwill	13,257	13,257
Identifiable intangible assets, net	10,160	10,379
Other assets	6,839	6,833
Total assets	$ 164,996	$ 160,371

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 8,110	$ 5,967
Other current liabilities	6,674	5,867
Total current liabilities	14,784	11,834

Commitments and contingencies

Stockholders' equity:
Common stock	17	17
Additional paid-in capital	141,693	141,154
Accumulated other comprehensive loss	(938)	(1,096)
Retained earnings	9,440	8,462
Total stockholders' equity	150,212	148,537
Total liabilities and stockholders' equity	$ 164,996	$ 160,371

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues	$ 18,892	$ 14,505
Cost of revenues	10,288	8,389
Gross profit	8,604	6,116
Operating expenses:
Research and development	4,171	3,438
Selling, general and administrative	3,293	2,873
Amortization	219	219
Total operating expenses	7,683	6,530
Operating income (loss)	921	(414)
Interest income and other, net	349	642
Income before income taxes	1,270	228
Provision for income taxes	292	53
Net income	$ 978	$ 175
Earnings per share:
Basic	$ 0.06	$ 0.01
Diluted	$ 0.06	$ 0.01
Weighted average shares outstanding:
Basic	16,693,407	16,331,068
Diluted	17,030,736	16,546,599

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$ 978	$ 175
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	219	219
Depreciation	309	344
Net gain on sale of marketable securities	(14)	(328)
Tax benefit from sale of shares through employee stock plans	176	-
Provision for doubtful accounts	24	65
Decrease (increase) in assets:
Accounts receivable	(7,557)	(2,040)
Inventories	(3,433)	179
Prepaid expenses and other assets	284	579
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	2,137	(1,700)
Other current liabilities	799	(6)
Net cash used in operating activities	(6,078)	(2,513)
Cash flows from investing activities:
Net purchases of marketable securities	(772)	(12)
Purchases of property, plant and equipment	(230)	(160)
Net cash used in investing activities	(1,002)	(172)
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	363	3
Net cash provided by financing activities	363	3
Effect of exchange rate changes on cash	(9)	6
Net decrease in cash and cash equivalents	(6,726)	(2,676)
Cash and cash equivalents at beginning of period	41,220	42,047
Cash and cash equivalents at end of period	$ 34,494	$ 39,371

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2004 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2.   Stock-Based Compensation

        At March 31, 2004, the Company has stock-based employee compensation plans.  The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.   No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company has adopted the disclosure standards of  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options, as defined in SFAS No. 123, had been applied.  The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Three Months Ended
March 31,
	2004	2003
Net income, as reported	$ 978	$ 175
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	1,374	1,264
Pro forma net loss	$ (396)	$ (1,089)
Net income (loss) per share:
Basic-as reported	$ 0.06	$ 0.01
Basic-pro forma	$ (0.02)	$ (0.07)
Diluted-as reported	$ 0.06	$ 0.01
Diluted-pro forma	$ (0.02)	$ (0.07)

          The fair value of each stock option granted during the three-month period ended March 31, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
Employee Stock Options:	2004	2003
Expected life (years)	5.0	5.0
Expected volatility	69.0%	64.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.0%	3.8%
Weighted average fair value of options granted during the period	$ 14.50	$ 9.35

	Three Months Ended
	March 31,
Employee Stock Purchase Plan Shares:	2004	2003
Expected life (years)	1.5	1.3
Expected volatility	55.1%	85.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.7%	1.7%
Weighted average fair value of options granted during the period	$ 6.31	$ 8.85

NOTE 3.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net.  Net realized gains on available-for-sale securities were $14 and $328 for the three months ended March 31, 2004 and 2003, respectively.  Gross unrealized gains on available-for-sale securities were $312 and $192 as of March 31, 2004 and December 31, 2003, respectively.  Gross unrealized losses on available-for-sale securities were $62 and $47 as of March 31, 2004 and December 31, 2003, respectively.

NOTE 4.    Identifiable Intangible Assets and Goodwill

 Identifiable intangible assets:

        Identifiable intangible assets as of March 31, 2004 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 1,902	$ 1,189
Patented technology	16 years	9,900	929	8,971
Total		$ 12,991	$ 2,831	$ 10,160

        Identifiable intangible assets as of December 31, 2003 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 1,838	$ 1,253
Patented technology	16 years	9,900	774	9,126
Total		$ 12,991	$ 2,612	$ 10,379

      Intangible asset amortization expense for each of the three months ended March 31, 2004 and 2003 was $219.  Assuming no change in the gross carrying value of identifiable intangible assets, the estimated amortization expense for the twelve months ending December 31, 2004 and for each of the next five years is $876.

NOTE 5.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $272 and $249 as of March 31, 2004 and December 31, 2003, respectively.

NOTE 6.    Inventories
	March 31,	December 31,
	2004	2003
Materials	$ 15,116	$ 13,476
Work-in-process	11,146	10,446
Finished goods	5,509	4,399
Total inventories	$ 31,771	$ 28,321

NOTE 7.   Property, Plant and Equipment
	March 31,	December 31,
	2004	2003
Land and building	$ 5,155	$ 5,152
Machinery and equipment	1,956	1,885
Furniture and fixtures	1,409	1,401
Computer equipment	2,966	2,812
Leasehold improvements	888	884
	12,374	12,134
Accumulated depreciation	(5,633)	(5,317)
Net property, plant and equipment	$ 6,741	$ 6,817

NOTE 8.   Commitments and Contingencies

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended March 31,
	2004	2003
Balance, beginning of the period	$ 950	$ 1,120
Provision for warranties issued during the period	360	255
Consumption of reserves	(311)	(293)
Balance, end of the period	$ 999	$ 1,082

            Legal Matters

        On September 30, 2003, the Company's wholly-owned subsidiary, ISOA, Inc. ("ISOA") filed a counterclaim in the Dallas, Texas District Courts in response to a claim filed on September 23, 2003 against Rudolph and ISOA by August Technology Corporation ("August") and STI, Inc. ("STI") related to a commercial dispute.  The dispute arises from a December 24, 1997 Development Agreement between ISOA and STI.  August acquired STI in April 2003.

          Under the Development Agreement, ISOA agreed to provide to STI certain engineering resources in the development of software for STI's semiconductor metrology systems.  In return, STI agreed to pay to ISOA a minimum royalty of $1.0 million of which approximately one-third was paid.  August alleges that ISOA did not fulfill its obligations under the Development Agreement and is seeking a judgment against ISOA for repayment of the monies previously paid and attorney's fees incurred in bringing this action.  The Company has and continues to maintain that ISOA fulfilled its obligations under the Development Agreement and that August remains obligated to pay all amounts as agreed to under the Development Agreement.  August further alleges that ISOA did not perform substantially in order to justify any additional payments.  The Company further believes that intellectual property delivered by ISOA under the terms of the Development Agreement have been and continue to be used in current systems on the market from August.   ISOA's counterclaim seeks full payment of the minimum royalty, ongoing royalty payments for any August macro defection inspection tools using ISOA's property, damages, costs, and attorneys' fees.

          While the Company cannot predict the ultimate outcome of this legal matter, it believes the claim against ISOA is without merit and does not believe an unfavorable outcome is probable.  Should an unfavorable outcome occur, the Company believes that the costs associated with it would not have a material adverse effect on the Company's consolidated financial position or liquidity, however, an unfavorable outcome could possibly be material to the consolidated results of operations.

        In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business.  Except as described above, the Company is not aware of any legal proceedings or claims that management believes would have a material adverse effect on the Company's consolidated operating results or financial condition.

NOTE 9.   Comprehensive Income (Loss)

        The disclosures required by SFAS No. 130, "Reporting Comprehensive Income," have been included below.  The difference between net income and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized gain (loss) on investments.

        The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2004	2003
Net income	$ 978	$ 175
Change in net unrealized gains on investments	66	(298)
Change in currency translation adjustments	92	(204)
Total	$ 1,136	$ (327)
NOTE 10.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options for the 2004 and 2003 periods.  During the three months ended March 31, 2004 and 2003, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three months ended March 31, 2004 and 2003, the weighted average number of stock options excluded from the computation of diluted earnings per share were 1,152,255 and 1,908,989, respectively.

        The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net income	$ 978	$ 175

Denominator:
Basic earnings per share - weighted average shares outstanding	16,693,407	16,331,068
Effect of potential dilutive securities:
Employee stock options - dilutive shares	337,329	215,531

Diluted earnings per share - weighted average shares outstanding	17,030,736	16,546,599

Earnings per share:
Basic	$ 0.06	$ 0.01
Diluted	$ 0.06	$ 0.01

NOTE 11.   Geographic Reporting and Customer Concentration

        For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2004	2003
United States	$ 3,388	$ 5,278
Asia	14,554	4,678
Europe	950	4,549
Total	$ 18,892	$ 14,505

        Customers comprising 10% or more of revenue:

	Three Months Ended
	March 31,
	2004	2003
Customer A	14.8%	47.3%
Customer B	26.1%	-
Customer C	15.0%	8.7%
Customer D	13.6%	9.5%

NOTE 12.   Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002.  The company adopted the disclosure portion of this statement beginning in the fiscal quarter ended March 31, 2003.  The application of the disclosure portion of this standard had no impact on the company's consolidated financial position or results of operations.  On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options.  The FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95," on March 31, 2004.  The eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on the Company's consolidated operating results and financial position.

NOTE 13.   Reclassifications

        Certain prior year amounts have been reclassified to conform to current financial statement presentation.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, we may, from time to time, make oral forward looking statements.  Forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statements that (i) we expect demand for our products to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume, (ii) we anticipate our effective tax rate for our current year to be approximately 23% and (iii) we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in this current report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.  We disclaim any obligation to update any forward-looking statements as a result of developments occurring after the date of this quarterly report.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets.  At March 31, 2004 we had no valuation allowance established against our deferred tax assets.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002.  The company adopted the disclosure portion of this statement beginning in the fiscal quarter ended March 31, 2003.  The application of the disclosure portion of this standard had no impact on the company's consolidated financial position or results of operations.  On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options.  The FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95," on March 31, 2004.  The eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on our consolidated operating results and financial position.

Results of Operations for the Three Month Period Ended March 31, 2004 and 2003

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

        Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors including, general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales.  After several years of reduced capital spending by semiconductor device manufacturers, current forecasts by industry analysts for the semiconductor device manufacturing industry project a year over year increase in capital spending of over 30% for 2004.  The Company monitors capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book to bill ratio.  The book to bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments.  A book to bill above one shows that equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period.

          Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue.   In the three month period ended March 31, 2004 and the years ended 2003, 2002 and 2001 sales to end-user customers that individually represented at least five percent of our revenues accounted for 69.0%, 59.4%, 46.8% and 42.5% of our revenues.  In the three month period ended March 31, 2004 and the years ended 2003, 2002 and 2001 sales to Intel accounted for 14.8%, 35.3%, 46.8% and 33.4% of our revenues.

          We do not have purchase contracts with any of our customers or our distributor that obligates them to continue to purchase our products, and they could cease purchasing products from us at any time.  A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly.  In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems.  Our transparent film measurement systems range in average selling price from approximately $30,000 to $1.0 million per system, our opaque film measurement systems range in average selling price from approximately $900,000 to $1.8 million per system and our macro-defect inspection systems range in average selling price from approximately $250,000 to $1.4 million per system.  Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results.  Because fluctuations in the timing of orders from our major customers or distributors or in the number of our individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance.

        A significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue.  In the three month period ending March 31, 2004, approximately 82.1% of our revenues were derived from customers outside of the United States, of which 77.1% were derived from customers in Asia and 5.0% were derived from customers in Europe.  In 2003, approximately 65.4% of our revenues were derived from customers outside of the United States, of which 39.9% were derived from customers in Asia and 25.5% were derived from customers in Europe.  In 2002, approximately 40.6% of our revenues were derived from customers outside of the United States, of which 30.1% were derived from customers in Asia and 10.4% were derived from customers in Europe.  In 2001, approximately 53.7% of our revenues were derived from customers outside of the United States, of which 36.6% were derived from customers in Asia and 14.5% were derived from customers in Europe.  Substantially all of our revenues to date have been denominated in United States dollars.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

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

        Revenues. Our revenues are derived from the sale of our systems, services, spare parts and licensing. Our revenues were $18.9 million for the three month period ended March 31, 2004, compared to $14.5 million for the three month period ended March 31, 2003, representing an increase of 30.2%.

        Our revenue grew 18.9% sequentially from the three month period ended December 31, 2003 to the three month period ended March 31, 2004.   The semiconductor device manufacturing sector recently experienced a downturn that began in fiscal 2001.  Although there has been recent sequential improvements in the business environment, there is uncertainty as to the strength and length of the next cyclical growth phase in our industry.  Until such time as we return to a period of sustainable growth and due to continued low visibility in our projected sales, we maintain a cautious outlook for future orders and sales levels.

        The following table lists the different sources of our revenue:

Revenue Type	Three months ended March 31, 2004 % of Revenue	Three months ended March 31, 2003 % of Revenue
Systems	83%	75%
Parts	7	8
Services	9	9
Licensing	1	8
Total	100%	100%

        Systems revenue has increased as a percentage of revenue for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003 as a result of the recent improvement in the semiconductor device manufacturing sector this past year.  Parts and service revenue has remained relatively the same as a percentage of revenue over the same period as customers continue to spend more on repair and maintenance of their existing equipment.  When the industry sustains a prolonged recovery, we expect systems revenues to increase and parts and service revenues to decrease as customers buy new equipment.  Licensing revenue is derived from contracts obtained as a result of the acquisition of our Yield Metrology Group in September 2002. Licensing our technologies is not part of our core business strategy.  Therefore, as these contracts expire, we expect licensing revenue to continue to decline.

        Gross Profit . Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and field service margins. Our gross profit was $8.6 million for the three month period ended March 31, 2004, compared to $6.1 million for the three month period ended March 31, 2003. Our gross profit represented 45.5% of our revenues for the three month period ended March 31, 2004 and 42.2% of our revenues for the same period in the prior year. The increase in gross profit as a percentage of revenue for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003 is primarily due to an increase in metal tool shipments, which typically have higher margins, and leverage generated by fixed manufacturing and customer service costs representing a smaller percentage of the overall cost of good sold.  These increases were partially offset by a decrease in licensing revenues and higher sales in Japan where we sell tools at a discount to a distributor.

        Research and Development . The thin film transparent, opaque process control and macro-defect inspection metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, prototype equipment expenses and the cost of related supplies. Our research and development expense was $4.2 million for the three month period ended March 31, 2004, compared to $3.4 million for the same period in the prior year.  Research and development expense represented 22.1% of our revenues for the three month period ended March 31, 2004, compared to 23.7% of revenues for the same period in the prior year.   The year over year dollar increase in research and development expenses primarily reflects higher compensation costs and an increase in product development costs. We anticipate research and development expense will be a similar percentage of revenue for the near term and increase in absolute dollars due to increased salary expense and additional project costs.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $3.3 million for the three month period ended March 31, 2004, compared to $2.9 million for the same period in the prior year.  Selling, general and administrative expense represented 17.4% of our revenues for the three month period ended March 31, 2004, compared to 19.8% of our revenues for the same period in the prior year.  The year over year dollar increase in selling, general and administrative expense was primarily due to increased compensation costs and increased administrative costs at the Company's branch offices.

        Interest income and other, net.    Interest income and other, net was $0.3 million for the three month period ended March 31, 2004, compared to $0.6 million for the same period in the prior year.  The year over year decrease in interest income and other, net in the three month period ended March 31, 2004 was the result of lower yielding fixed income securities and lower realized gains on investments.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $0.3 million for the three month period ended March 31, 2004.  We anticipate that our effective tax rate for our current year will be approximately 23.0% as compared to 23.2% in the same period in the prior year.  Our anticipated effective tax rate is less than the expected combined federal and state tax rates of 40% primarily as a result of the positive impact of our research and experimentation tax credits on our effective tax rate.

Liquidity and Capital Resources

        At March 31, 2004, we had $74.7 million of cash, cash equivalents and marketable securities and $113.2 million in working capital.  At December 31, 2003 we had $80.6 million of cash, cash equivalents and marketable securities and $111.3 million in working capital.

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

        Operating activities used $6.1 million and $2.5 million in cash for the three month periods ended March 31, 2004 and 2003, respectively.  The net cash used in operating activities during the three month period ended March 31, 2004 was primarily a result of an increase in accounts receivable of $7.6 million and an increase in inventories of $3.4 million, partially offset by an increase in accrued liabilities and accounts payable of $2.1 million, an increase in other current liabilities of $0.8 million and profit before depreciation and amortization of $1.5 million.  The net cash used in operating activities during the three month period ended March 31, 2003 was primarily a result of an increase in accounts receivable of $2.0 million and a decrease in accounts payable and accrued liabilities of $1.7 million, partially offset by a decrease in prepaid expenses of $0.6 million and net gains on sales of marketable securities of $0.3 million.

        Net cash used in investing activities during the three month period ended March 31, 2004 of $1.0 million was due to net purchases of short-term investments of $0.8 million and capital expenditures of $0.2 million.  Net cash used in investing activities during the three month period ended March 31, 2003 of $0.2 million was due to net purchases of short-term investments of $12 thousand and capital expenditures of $0.2 million.

        Net cash provided by financing activities for the three month periods ended March 31, 2004 and 2003 of $0.4 million and $3 thousand, respectively, was a result of proceeds received from sales of shares through employee stock plans.

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

Factors that May Affect Future Results

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so

        Our operating results are subject to significant variation due to the cyclical nature of the semiconductor device industry.  The semiconductor device industry recently experienced a prolonged downturn, which has seriously harmed our recent operating results.  Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors.  There is typically a nine to twelve month lag between a change in the economic condition of the semiconductor device industry and the resulting change in the level of capital expenditures by semiconductor device manufacturers. In most cases, the resulting decrease in capital expenditures has been more pronounced than the precipitating downturn in semiconductor device industry revenues.  Any future downturn in the semiconductor device industry, or any reduction by that industry in capital expenditures, may seriously harm our business, financial condition and results of operations.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2001, 2002, 2003 and for the three months ended March 31, 2004, sales to end user customers that individually represented at least five percent of our revenues accounted for 42.5%, 46.8%, 59.4%, and 69.0% of our revenues.  In 2001, 2002, 2003 and for the three months ended March 31, 2004, sales to Intel, a key customer, accounted for 33.4%, 46.8%, 35.3% and 14.8% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.   Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.   If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

  the efforts of our sales force and/or our independent distributor;

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

Even if we are able to develop new products that gain market acceptance, sales of new products could impair our ability to sell existing products

        Competition from our new ultra-II<TM> systems could have a negative effect on sales of our other transparent thin film metrology systems and the prices we could charge for these systems.  We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our ultra-II, WaferView or next generation systems.  This diversion of resources could have a further negative effect on sales of our current systems.  Competition from our new MetaPULSE-II<TM> system may also have a negative impact on sales of MetaPULSE systems.  Additionally, the new line of i-MOD<TM> products will incorporate some of our advanced metrologies into small footprint modules that are designed to be integrated into process tool equipment and may, therefore, have a negative effect on the sales of our stand-alone systems that use the same technology.

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

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

         In  2001, 2002, 2003 and for the three months ended March 31, 2004, 53.7%, 40.6%, 65.4% and 82.1% of our revenue was derived from sales in foreign countries, including certain countries in Asia such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.  There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  For example, our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

We rely upon an independent distributor for a significant portion of our sales, and a disruption in our relationship could have a negative impact on our sales in Japan

        Historically, a portion of our sales in Japan have been made to our sole independent distributor, Tokyo Electron Limited (TEL).  In 2001, 2002, 2003 and for the first three months ended March 31, 2004, sales to TEL accounted for 14.8%, 6.8%, 9.5% and 15.0% of our revenues.  TEL also provides field service to end users of our products.  The activities of TEL are not within our control.  A reduction in the sales or service efforts or financial viability of TEL, or a change in our relationship with them, could harm our sales, our financial results and our ability to support end users of our products.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 36.6%, 30.1%, 39.9% and 77.1% of our revenues in 2001, 2002, 2003 and for the first three months ended March 31, 2004.  Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.  We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 53.7%, 40.6%, 65.4% and 82.1% of our revenues in 2001, 2002, 2003 and for the first three months ended March 31, 2004.  We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

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

  a prohibition on stockholder actions through written consent;

  a requirement that special meetings of stockholders be called only by our chief executive officer or board of directors;

  advance notice requirements for stockholder proposals and director nominations by stockholders;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds).  We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities.  It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.  Based on sensitivity analysis performed on our financial investments held as of March 31, 2004, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.2 million decrease in the fair value of our available-for-sale securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e) and 15d-15(e)), have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls over Financial Reporting.

        There was no change in our internal controls over financial reporting that occurred during our first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

        A discussion regarding pending legal proceedings is included in Part 1, Item 3, "Legal Proceedings," included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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
                    Rudolph Technologies, Inc.

        (b) Reports on Form 8-K

  On February 2, 2004, Rudolph Technologies, Inc. furnished a Current Report on Form 8-K (Item's 7 and 12).  The report contained information regarding the press release reporting our financial results for the three and twelve months ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                        Rudolph Technologies, Inc.

Date: May 7, 2004                                                                 By:  /s/ Paul F. McLaughlin
                                                                                                               Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer

Date: May 7, 2004                                                                  By:   /s/ Steven R. Roth
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
                    Rudolph Technologies, Inc.

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT SECTION OF 2002

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

Date:  May 7, 2004

By: /s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT SECTION OF 2002

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

Date: May 7, 2004

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: May 7, 2004                                                                      By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: May 7, 2004                                                                         By:   /s/ Steven R. Roth
                                                                                                                                    Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer