Form 10-Q
period 2004-06-30
RUDOLPH TECHNOLOGIES INC
filed 2004-08-09
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: June 30, 2004

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

        The number of outstanding shares of the Registrant's Common Stock on July 27, 2004 was 16,754,660.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$ 36,665	$ 41,220
Short-term investments	39,442	39,342
Accounts receivable, net	17,730	10,244
Inventories	32,563	28,321
Prepaid expenses and other current assets	3,332	3,958
Total current assets	129,732	123,085
Net property, plant and equipment	6,834	6,817
Goodwill	13,245	13,245
Identifiable intangible assets, net	9,941	10,379
Other assets	6,717	6,845
Total assets	$ 166,469	$ 160,371

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 7,587	$ 5,967
Other current liabilities	7,052	5,867
Total current liabilities	14,639	11,834

Commitments and contingencies

Stockholders' equity:
Common stock	17	17
Additional paid-in capital	142,225	141,154
Accumulated other comprehensive loss	(1,344)	(1,096)
Retained earnings	10,932	8,462
Total stockholders' equity	151,830	148,537
Total liabilities and stockholders' equity	$ 166,469	$ 160,371

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$ 20,433	$ 13,931	$ 39,325	$ 28,436
Cost of revenues	10,533	8,003	20,821	16,392
Gross profit	9,900	5,928	18,504	12,044
Operating expenses:
Research and development	4,145	3,211	8,316	6,649
Selling, general and administrative	3,678	2,531	6,971	5,404
Amortization	219	219	438	438
Total operating expenses	8,042	5,961	15,725	12,491
Operating income (loss)	1,858	(33)	2,779	(447)
Interest income and other, net	251	405	600	1,047
Income before income taxes	2,109	372	3,379	600
Provision for income taxes	617	86	909	139
Net income	$ 1,492	$ 286	$ 2,470	$ 461
Earnings per share:
Basic	$ 0.09	$ 0.02	$ 0.15	$ 0.03
Diluted	$ 0.09	$ 0.02	$ 0.15	$ 0.03
Weighted average shares outstanding:
Basic	16,740,759	16,356,886	16,717,084	16,344,049
Diluted	16,892,059	16,555,981	16,968,741	16,550,513

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30
	2004	2003
Cash flows from operating activities:
Net income	$ 2,470	$ 461
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization	438	438
Depreciation	615	687
Net (loss) gain on sale of marketable securities	(106)	518
Tax benefit from sale of shares through employee stock plans	183	5
Provision for doubtful accounts	74	42
Deferred income taxes	-	119
Decrease (increase) in assets:
Accounts receivable	(7,568)	2,060
Income taxes receivable	104	678
Inventories	(4,249)	3,209
Prepaid expenses and other assets	786	231
Increase (decrease) in liabilities:
Accounts payable	(10)	(1,790)
Accrued liabilities	1,626	(507)
Income Taxes Payable	400	(245)
Deferred revenue	(474)	(424)
Other current liabilities	1,251	(691)
Net cash (used in) provided by operating activities	(4,460)	4,791
Cash flows from investing activities:
Net increase in marketable securities	(341)	(7,252)
Purchases of property, plant and equipment	(630)	(216)
Net cash used in investing activities	(971)	(7,468)
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	888	497
Net cash provided by financing activities	888	497
Effect of exchange rate changes on cash	(12)	37
Net decrease in cash and cash equivalents	(4,555)	(2,143)
Cash and cash equivalents at beginning of period	41,220	42,047
Cash and cash equivalents at end of period	$ 36,665	$ 39,904

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month periods ended June 30, 2004 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2.   Stock-Based Compensation

        At June 30, 2004, the Company has stock-based employee compensation plans.  The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.   No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company has adopted the disclosure standards of  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options, as defined in SFAS No. 123, had been applied.  The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$ 1,492	$ 286	$ 2,470	$ 461
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	1,444	1,271	2,818	2,457
Pro forma net income (loss)	$ 48	$ (985)	$ (348)	$ (1,996)
Net income (loss) per share:
Basic-as reported	$ 0.09	$ 0.02	$ 0.15	$ 0.03
Basic-pro forma	$ 0.00	$ (0.06)	$ (0.02)	$ (0.12)
Diluted-as reported	$ 0.09	$ 0.02	$ 0.15	$ 0.03
Diluted-pro forma	$ 0.00	$ (0.06)	$ (0.02)	$ (0.12)

    The fair value of each stock option granted during the three and six month periods ended June 30, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock Options:	2004	2003	2004	2003
Expected life (years)	5.0	5.0	5.0	5.0
Expected volatility	48.7%	55.0%	67.7%	63.4%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.7%	2.6%	3.0%	3.7%
Weighted average fair value of options granted during the period	$ 8.22	$ 5.77	$ 14.09	$ 9.14

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock Purchase Plan Shares:	2004	2003	2004	2003
Expected life (years)	1.4	1.1	1.4	1.1
Expected volatility	55.6%	59.6%	55.6%	59.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	1.7%	1.5%	1.7%
Weighted average fair value of options granted during the period	$ 6.31	$ 5.80	$ 6.31	$ 5.80

NOTE 3.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net.  Net realized losses on available-for-sale securities were $121 and $106 for the three and six months ended June 30, 2004, respectively.  Net realized gains on available-for-sale securities were $174 and $518 for the three and six months ended June 30, 2003, respectively. Gross unrealized gains on available-for-sale securities were $110 and $192 as of June 30, 2004 and December 31, 2003, respectively.  Gross unrealized losses on available-for-sale securities were $369 and $47 as of June 30, 2004 and December 31, 2003, respectively.

NOTE 4.    Identifiable Intangible Assets and Goodwill

 Identifiable intangible assets:

        Identifiable intangible assets as of June 30, 2004 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 1,967	$ 1,124
Patented technology	16 years	9,900	1,083	8,817
Total		$ 12,991	$ 3,050	$ 9,941

        Identifiable intangible assets as of December 31, 2003 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 1,838	$ 1,253
Patented technology	16 years	9,900	774	9,126
Total		$ 12,991	$ 2,612	$ 10,379

      Intangible asset amortization expense for each of the three and six months ended June 30, 2004 and 2003 was $219 and $438, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense amounts to $876 for 2004, 2005, 2006, 2007 and 2008.

NOTE 5.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $320 and $249 as of June 30, 2004 and December 31, 2003, respectively.

NOTE 6.    Inventories
	June 30,	December 31,
	2004	2003
Materials	$ 16,027	$ 13,476
Work-in-process	10,603	10,446
Finished goods	5,933	4,399
Total inventories	$ 32,563	$ 28,321

NOTE 7.   Property, Plant and Equipment
	June 30,	December 31,
	2004	2003
Land and building	$ 5,156	$ 5,152
Machinery and equipment	2,031	1,885
Furniture and fixtures	1,422	1,401
Computer equipment	3,275	2,812
Leasehold improvements	886	884
	12,770	12,134
Accumulated depreciation	(5,936)	(5,317)
Net property, plant and equipment	$ 6,834	$ 6,817

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

           Warranty Reserves

        The Company generally provides a warranty on its products for a period of twelve to fifteen months against defects in material and workmanship.  The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized.  The Company's estimate is based primarily on historical experience.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's warranty reserves are as follows:

	Six Months Ended June 30,
	2004	2003
Balance, beginning of the period	$ 950	$ 1,120
Provision for warranties issued during the period	812	411
Consumption of reserves	(694)	(631)
Balance, end of the period	$ 1,068	$ 900

            Legal Matters

        On September 30, 2003, the Company's wholly-owned subsidiary, ISOA, Inc. ("ISOA") filed a counterclaim in the Dallas, Texas District Courts in response to a claim filed on September 23, 2003 against Rudolph and ISOA by August Technology Corporation ("August") and STI, Inc. ("STI") related to a commercial dispute.  The dispute arose from a December 24, 1997 Development Agreement between ISOA and STI.  August acquired STI from ASTI Holdings, Ltd. in April 2003.

          Under the Development Agreement, ISOA agreed to provide to STI certain engineering resources in the development of software for STI's semiconductor metrology systems.  In return, STI agreed to pay to ISOA a minimum royalty of $1.0 million of which approximately one-third was paid.  August alleged that ISOA did not fulfill its obligations under the Development Agreement and sought a judgment against ISOA for repayment of the monies previously paid and attorney's fees incurred in bringing this action.  The Company had maintained that ISOA fulfilled its obligations under the Development Agreement and that August remained obligated to pay all amounts as agreed to under the Development Agreement.  August further alleged that ISOA did not perform substantially in order to justify any additional payments.  The Company further believed that intellectual property delivered by ISOA under the terms of the Development Agreement may have been and continued to be used in current systems on the market from August.   ISOA's counterclaim sought full payment of the minimum royalty, ongoing royalty payments for any August macro defection inspection tools using ISOA's property, damages, costs, and attorneys' fees.

          On August 6, 2004 the Company entered into a settlement agreement with August.  Under the terms of the settlement, both companies have agreed to dismiss all claims against each other related to this matter.  The Company will receive a one-time payment of $502,500 from ASTI Holdings in connection with the settlement, which will be reflected in the Company's consolidated financial statements for the three months ending September 30, 2004.

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

        The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$ 1,492	$ 286	$ 2,470	$ 461
Change in net unrealized gains on investments	(413)	43	(347)	(255)
Change in currency translation adjustments	7	(50)	99	(254)
Total	$ 1,086	$ 279	$ 2,222	$ (48)

NOTE 10.   Earnings Per Share
        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options for the 2004 and 2003 periods.  During the three and six months ended June 30, 2004 and 2003, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three and six months ended June 30, 2004,  the weighted average number of stock options excluded from the computation of diluted earnings per share were 1,416,182 and 1,350,502, respectively.   For the three and six months ended June 30, 2003, the weighted average number of stock options excluded from the computation of diluted earnings per share were 2,178,868 and 1,945,630, respectively.
        The Company's basic and diluted earnings per share amounts are as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income	$ 1,492	$ 286	$ 2,470	$ 461

Denominator:
Basic earnings per share - weighted average shares outstanding	16,740,759	16,356,886	16,717,084	16,344,049
Effect of potential dilutive securities:
Employee stock options - dilutive shares	151,300	199,095	251,657	206,464

Diluted earnings per share - weighted average shares outstanding	16,892,059	16,555,981	16,968,741	16,550,513

Earnings per share:
Basic	$ 0.09	$ 0.02	$ 0.15	$ 0.03
Diluted	$ 0.09	$ 0.02	$ 0.15	$ 0.03

NOTE 11.   Geographic Reporting and Customer Concentration

        For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
United States	$ 8,077	$ 3,656	$ 11,465	$ 8,934
Asia	8,362	3,247	22,915	7,925
Europe	3,994	7,028	4,945	11,577
Total	$ 20,433	$ 13,931	$ 39,325	$ 28,436

        Customers comprising 10% or more of revenue:

	Six Months Ended
	June 30,
	2004	2003
Customer A	17.5%	6.0%
Customer B	13.5%	53.9%
Customer C	10.0%	4.8%

NOTE 12.   Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002.  The company adopted the disclosure portion of this statement beginning in the fiscal quarter ended June 30, 2003.  The application of the disclosure portion of this standard had no impact on the company's consolidated financial position or results of operations.  On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options.  The FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95," on March 31, 2004.  The eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on the Company's consolidated operating results and financial position.

NOTE 13.   Reclassifications

        Certain prior year amounts have been reclassified to conform to current financial statement presentation.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, we may, from time to time, make oral forward looking statements.  Forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statements that (i) if this credit is extended and applied retroactively, we anticipate our effective tax rate for our current year to be approximately 24.0% and (ii) we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets.  At June 30, 2004 we had no valuation allowance established against our deferred tax assets.  The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002.  The company adopted the disclosure portion of this statement beginning in the fiscal quarter ended June 30, 2003.  The application of the disclosure portion of this standard had no impact on the company's consolidated financial position or results of operations.  On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options.  The FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95," on March 31, 2004.  The eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on our consolidated operating results and financial position.

Results of Operations for the Three and Six Month Periods Ended June 30, 2004 and 2003

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

        Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors including, general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales.  After several years of reduced capital spending by semiconductor device manufacturers, current forecasts by industry analysts for the semiconductor device manufacturing industry project a year over year increase in capital spending of 40 - 50% for 2004.  The Company monitors capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book to bill ratio.  The book to bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments.  A book to bill above one shows that equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period.

          Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue.   In the six month period ended June 30, 2004 and the years ended 2003, 2002 and 2001 sales to end-user customers that individually represented at least five percent of our revenues accounted for 53.3%, 59.4%, 46.8% and 42.5% of our revenues, respectively.  In the six month period ended June 30, 2004 and the years ended 2003, 2002 and 2001 sales to Intel accounted for 13.5%, 35.3%, 46.8% and 33.4% of our revenues, respectively.

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

        A significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue.  In the six month period ending June 30, 2004, approximately 70.9% of our revenues were derived from customers outside of the United States, of which 58.3% were derived from customers in Asia and 12.6% were derived from customers in Europe.  In 2003, approximately 65.4% of our revenues were derived from customers outside of the United States, of which 39.9% were derived from customers in Asia and 25.5% were derived from customers in Europe.  In 2002, approximately 40.6% of our revenues were derived from customers outside of the United States, of which 30.1% were derived from customers in Asia and 10.4% were derived from customers in Europe.  In 2001, approximately 53.7% of our revenues were derived from customers outside of the United States, of which 36.6% were derived from customers in Asia and 14.5% were derived from customers in Europe.  Substantially all of our revenues to date have been denominated in United States dollars.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

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

        Revenues. Our revenues are derived from the sale of our systems, services, spare parts and licensing. Our revenues were $20.4 million and $39.3 million for the three and six month periods ended June 30, 2004, compared to $13.9 million and $28.4 million for the three and six month periods ended June 30, 2003, representing an increase of 46.7% and $38.3% for the respective periods.

        Although there has been recent sequential improvements in the business environment, there is uncertainty as to the strength and length of the next cyclical growth phase in our industry.  Until such time as we return to a period of sustainable growth and due to continued low visibility in our projected sales, we maintain a cautious outlook for future orders and sales levels.

        The following table lists the different sources of our revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue Type	2004	2003	2004	2003

Systems	77%	80%	80%	77%
Parts	12%	6%	10%	7%
Services	9%	9%	9%	9%
Licensing	2%	5%	1%	7%
Total	100%	100%	100%	100%

        Systems revenue has increased as a percentage of revenue for the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003 as a result of the recent improvement in the semiconductor device manufacturing sector this past year.  Systems revenue has decreased as a percentage of revenue for the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003 as a result of increased parts sales.  Parts and service revenue is slightly higher as a percentage of revenue over the same period as customers continue to spend more on repair and maintenance of their existing equipment.  When the industry sustains a prolonged recovery, we expect systems revenues as a percentage of revenue to increase and parts and service revenues as a percentage of revenue to decrease as customers buy new equipment.  Licensing revenue is derived from contracts obtained as a result of the acquisition of our Yield Metrology Group in September 2002.  Licensing our technologies is not part of our core business strategy.  Therefore, we expect licensing revenue to continue to be a small portion of our revenue.

        Gross Profit . Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and field service margins. Our gross profit was $9.9 million and $18.5 million for the three and six month periods ended June 30, 2004, compared to $5.9 million and $12.0 million for the three and six month period ended June 30, 2003. Our gross profit represented 48.5% and 47.1% of our revenues for the three and six month periods ended June 30, 2004 and 42.6% and 42.4% of our revenues for the same periods in the prior year. The increase in gross profit as a percentage of revenue for the three and six month periods ended June 30, 2004 compared to the three and six month periods ended June 30, 2003 is primarily due to an increase in metal tool shipments, which typically have higher margins, and leverage generated by fixed manufacturing and customer service costs representing a smaller percentage of the overall cost of good sold.  These increases were partially offset by a decrease in licensing revenues.

        Research and Development . The thin film transparent, opaque process control and macro-defect inspection metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $4.1 million and $8.3 million for the three and six month periods ended June 30 2004, compared to $3.2 million and $6.6 million for the same period in the prior year.  Research and development expense represented 20.3% and 21.1% of our revenues for the three and six month periods ended June 30, 2004, compared to 23.0% and 23.4% of revenues for the same periods in the prior year.   The year over year dollar increase in research and development expenses primarily reflects higher compensation costs and an increase in product development costs. We anticipate research and development expense will be a similar percentage of revenue for the near term and increase in absolute dollars due to increased salary expense and additional project costs.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $3.7 million and $7.0 million for the three and six month periods ended June 30, 2004, compared to $2.5 million and $5.4 million for the same periods in the prior year.  Selling, general and administrative expense represented 18.0% and 17.7% of our revenues for the three and six month periods ended June 30, 2004, compared to 18.2% and 19.0% of our revenues for the same periods in the prior year.  The year over year dollar increase in selling, general and administrative expense was primarily due to increased compensation costs, increased administrative costs at the Company's branch offices, higher marketing costs for new product releases and an increase in costs associated with complying with Sarbanes-Oxley section 404 reporting requirements.  We anticipate selling, general and administrative expense to continue to be approximately 18% of revenue in the near term due to the increased costs of complying with the Sarbanes-Oxley reporting requirements.

        Interest income and other, net.    Interest income and other, net was $0.3 million and $0.6 million for the three and six month periods ended June 30, 2004, compared to $0.4 million and $1.0 million for the same periods in the prior year.  The year over year decrease in interest income and other, net in the three and six month periods ended June 30, 2004 was the result of lower returns on investments.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $0.6 million and $0.9 million for the three and six month periods ended June 30, 2004.  Our effective tax rate for the current year is 26.9% as compared to 23.2% in the prior year.  The increase in the effective tax rate is due to the expiration of  the research tax credit on July 1, 2004.  The research tax credit may be extended later this year.  If this credit is extended and applied retroactively, we anticipate our effective rate for the year to be approximately 24.0%.  Our anticipated effective tax rate is less than the expected combined federal and state tax rates of 40% primarily as a result of the positive impact of our research and experimentation tax credits on our effective tax rate.

Liquidity and Capital Resources

        At June 30, 2004, we had $76.1 million of cash, cash equivalents and marketable securities and $115.1 million in working capital.  At December 31, 2003 we had $80.6 million of cash, cash equivalents and marketable securities and $111.3 million in working capital.

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

        Operating activities used $4.5 million and provided $4.8 million in cash for the six month periods ended June 30,  2004 and 2003, respectively.  The net cash used in operating activities during the six month period ended June 30, 2004 was primarily a result of an increase in accounts receivable of  $7.6 million and an increase in inventories of  $4.2 million, partially offset by an increase in accrued liabilities of  $1.6 million, an increase in other current liabilities of  $1.3 million and profit before depreciation and amortization of  $2.5 million.  The net cash provided by operating activities during the six month period ended June 30, 2003 was primarily a result of a decrease in accounts receivable of  $2.1 million and a decrease in inventories of  $3.2 million.

        Net cash used in investing activities during the six month period ended June 30, 2004 of  $1.0 million was due to capital expenditures of  $0.6 million and net purchases of short-term investments of  $0.3 million.  Net cash used in investing activities during the six month period ended June 30, 2003 of  $7.5 million was due to net purchases of short-term investments of $7.3 million and capital expenditures of  $0.2 million.

        Net cash provided by financing activities for the six month periods ended June 30, 2004 and 2003 of  $0.9 million and $0.5 million, respectively, was a result of proceeds received from sales of shares through employee stock plans.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2001, 2002, 2003 and for first six months ended June 30, 2004, sales to end user customers that individually represented at least five percent of our revenues accounted for 42.5%, 46.8%, 59.4%, and 53.3% of our revenues.  In 2001, 2002, 2003 and for the six months ended June 30, 2004, sales to Intel, a key customer, accounted for 33.4%, 46.8%, 35.3% and 13.5% of our revenues.  For the six months ended June 30, 2004, sales to Taiwan Semiconductor Manufacturing Company accounted for 17.5% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.   Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.   If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

Even if we are able to successfully develop new products, if these products do not gain general market acceptance we will not be able to generate revenues and recover our research and development costs

        Metrology and inspection product development is inherently risky because it is difficult to foresee developments in semiconductor device manufacturing technology, coordinate technical personnel, and identify and eliminate system design flaws.  Any new systems we introduce may not achieve a significant degree of market acceptance or, once accepted, may fail to sell well for a sustained period.

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

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

         In  2001, 2002, 2003 and for the six months ended June 30, 2004, 53.7%, 40.6%, 65.4% and 70.9% of our revenue was derived from sales in foreign countries, including certain countries in Asia such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.  There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  For example, our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

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

We rely upon an independent distributor for a significant portion of our sales, and a disruption in our relationship could have a negative impact on our sales in Japan

        Historically, a portion of our sales in Japan have been made to our sole independent distributor, Tokyo Electron Limited (TEL).  In 2001, 2002, 2003 and for the first six months ended June 30, 2004, sales to TEL accounted for 14.8%, 6.8%, 9.5% and 9.3% of our revenues.  TEL also provides field service to end users of our products.  The activities of TEL are not within our control.  A reduction in the sales or service efforts or financial viability of TEL, or a change in our relationship with them, could harm our sales, our financial results and our ability to support end users of our products.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 36.6%, 30.1%, 39.9% and 58.3% of our revenues in 2001, 2002, 2003 and for the first six months ended June 30, 2004.  Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.  We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 53.7%, 40.6%, 65.4% and 70.9% of our revenues in 2001, 2002, 2003 and for the first six months ended June 30, 2004.  We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds).  We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities.  It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.  Based on sensitivity analysis performed on our financial investments held as of June 30, 2004, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.2 million decrease in the fair value of our available-for-sale securities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rule 13a-15(e) and 15d-15(e)), have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls over Financial Reporting.

        There was no change in our internal controls over financial reporting that occurred during our second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

      On September 30, 2003, our wholly-owned subsidiary, ISOA, Inc. ("ISOA") filed a counterclaim in the Dallas, Texas District Courts in response to a claim filed on September 23, 2003 against us and ISOA by August Technology Corporation ("August") and STI, Inc. ("STI") related to a commercial dispute.  The dispute arose from a December 24, 1997 Development Agreement between ISOA and STI.  August acquired STI from ASTI Holdings, Ltd. in April 2003.

          Under the Development Agreement, ISOA agreed to provide to STI certain engineering resources in the development of software for STI's semiconductor metrology systems.  In return, STI agreed to pay to ISOA a minimum royalty of $1.0 million of which approximately one-third was paid.  August alleged that ISOA did not fulfill its obligations under the Development Agreement and sought a judgment against ISOA for repayment of the monies previously paid and attorney's fees incurred in bringing this action.  We had maintained that ISOA fulfilled its obligations under the Development Agreement and that August remained obligated to pay all amounts as agreed to under the Development Agreement.  August further alleged that ISOA did not perform substantially in order to justify any additional payments.  We further believed that intellectual property delivered by ISOA under the terms of the Development Agreement may have been and continued to be used in current systems on the market from August.   ISOA's counterclaim sought full payment of the minimum royalty, ongoing royalty payments for any August macro defection inspection tools using ISOA's property, damages, costs, and attorneys' fees.

          On August 6, 2004, we entered into a settlement agreement with August.  Under the terms of the settlement, both companies have agreed to dismiss all claims against each other related to this matter.  We will receive a one-time payment of $502,500 from ASTI Holdings in connection with the settlement, which will be reflected in our consolidated financial statements for the three months ending September 30, 2004.

Item 4.   Submission of Matters to a Vote of Security Holders

 We held our Annual Meeting of Stockholders on May 18, 2004.  Out of 16,712,346 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 15,043,121 shares.  At the Annual Meeting the stockholders of Rudolph Technologies, Inc. approved the following matters:

               An election of directors was held with the following individuals being elected to the Board of Directors:

Daniel H. Berry, 12,892,270 votes cast for and 2,150,851 votes withheld;

Thomas G. Greig, 14,702,480 votes cast for and 340,641 votes withheld; and

Richard F. Spanier, 12,954,819 votes cast for and 2,088,302 votes withheld.

The following is a list of our directors who did not stand for election at such Annual Meeting:  David Belluck, Paul Craig, Paul F. McLaughlin, Carl E. Ring, Jr. and Aubrey C. Tobey.

Proposal II submitted to a vote of stockholders at the meeting was to ratify the appointment of KPMG LLP as independent auditors of the Company for the year ending December 31, 2004.  Votes cast were as follows:

14,999,355 votes cast for, 43,419 votes cast against and 347 votes abstained.

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
                    Rudolph Technologies, Inc.

        (b) Reports on Form 8-K

  On April 26, 2004, Rudolph Technologies, Inc. furnished a Current Report on Form 8-K (Item's 7 and 12).  The report contained information regarding the press release reporting our financial results for the three months ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                        Rudolph Technologies, Inc.

Date: August 9, 2004                                                                 By:  /s/ Paul F. McLaughlin
                                                                                                               Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer

Date: August 9, 2004                                                                  By:   /s/ Steven R. Roth
                                                                                                                Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer and Principal Accounting Officer

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

Date:  August 9, 2004

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

Date: August 9, 2004

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: August 9, 2004                                                                      By:  /s/ Paul F. McLaughlin
                                                                                                                                Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Rudolph Technologies, Inc. and will be retained by Rudolph Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: August 9, 2004                                                                         By:   /s/ Steven R. Roth
                                                                                                                                    Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Rudolph Technologies, Inc. and will be retained by Rudolph Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.