Form 10-Q
period 2004-09-30
RUDOLPH TECHNOLOGIES INC
filed 2004-11-05
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 2004

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

        The number of outstanding shares of the Registrant's Common Stock on November 1, 2004 was 16,809,408.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$ 39,442	$ 41,220
Short-term investments	40,387	39,342
Accounts receivable, net	16,341	10,244
Inventories	32,998	28,321
Prepaid expenses and other current assets	3,357	3,958
Total current assets	132,525	123,085
Net property, plant and equipment	8,607	6,817
Goodwill	13,245	13,245
Identifiable intangible assets, net	9,722	10,379
Other assets	6,725	6,845
Total assets	$ 170,824	$ 160,371

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 8,622	$ 5,967
Other current liabilities	8,164	5,867
Total current liabilities	16,786	11,834

Commitments and contingencies

Stockholders' equity:
Common stock	17	17
Additional paid-in capital	142,246	141,154
Accumulated other comprehensive loss	(1,351)	(1,096)
Retained earnings	13,126	8,462
Total stockholders' equity	154,038	148,537
Total liabilities and stockholders' equity	$ 170,824	$ 160,371

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$ 21,845	$ 14,169	$ 61,170	$ 42,605
Cost of revenues	11,447	7,890	32,268	24,282
Gross profit	10,398	6,279	28,902	18,323
Operating expenses:
Research and development	3,913	3,149	12,229	9,798
Selling, general and administrative	3,857	2,592	10,828	7,996
Amortization	219	219	657	657
Total operating expenses	7,989	5,960	23,714	18,451
Operating income (loss)	2,409	319	5,188	(128)
Interest income and other, net	923	285	1,523	1,332
Income before income taxes	3,332	604	6,711	1,204
Provision for income taxes	1,138	139	2,047	278
Net income	$ 2,194	$ 465	$ 4,664	$ 926
Earnings per share:
Basic	$ 0.13	$ 0.03	$ 0.28	$ 0.06
Diluted	$ 0.13	$ 0.03	$ 0.28	$ 0.06
Weighted average shares outstanding:
Basic	16,755,374	16,376,434	16,729,557	16,354,962
Diluted	16,819,564	16,781,359	16,925,324	16,606,139

  The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 4,664	$ 926
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	657	657
Depreciation	955	1,033
Net loss (gain) on sale of marketable securities	99	(398)
Tax benefit from sale of shares through employee stock plans	203	17
Provision for doubtful accounts	117	95
Deferred income taxes	-	119
Decrease (increase) in assets:
Accounts receivable	(6,238)	4,292
Inventories	(6,472)	4,509
Prepaid expenses and other assets	785	1,202
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	2,649	(1,618)
Other current liabilities	2,290	(3,570)
Net cash (used in) provided by operating activities	(291)	7,264
Cash flows from investing activities:
Net increase in marketable securities	(1,433)	(8,311)
Purchases of property, plant and equipment	(940)	(257)
Net cash used in investing activities	(2,373)	(8,568)
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	889	552
Net cash provided by financing activities	889	552
Effect of exchange rate changes on cash	(3)	44
Net decrease in cash and cash equivalents	(1,778)	(708)
Cash and cash equivalents at beginning of period	41,220	42,047
Cash and cash equivalents at end of period	$ 39,442	$ 41,339

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

NOTE 2.   Stock-Based Compensation

        At September 30, 2004, the Company has stock-based employee compensation plans.  The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.   No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company has adopted the disclosure standards of  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options, as defined in SFAS No. 123, had been applied.  The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$ 2,194	$ 465	$ 4,664	$ 926
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	1,471	1,328	4,289	3,781
Pro forma net income (loss)	$ 723	$ (863)	$ 375	$ (2,855)
Net income (loss) per share:
Basic-as reported	$ 0.13	$ 0.03	$ 0.28	$ 0.06
Basic-pro forma	$ 0.04	$ (0.05)	$ 0.02	$ (0.17)
Diluted-as reported	$ 0.13	$ 0.03	$ 0.28	$ 0.06
Diluted-pro forma	$ 0.04	$ (0.05)	$ 0.02	$ (0.17)

        The fair value of each stock option granted during the three and nine month periods ended September 30, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Options:	2004	2003	2004	2003
Expected life (years)	5.0	5.0	5.0	5.0
Expected volatility	71.7%	59.2%	68.0%	62.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.5%	3.1%	3.1%	3.6%
Weighted average fair value of options granted during the period	$ 9.10	$ 11.13	$ 13.57	$ 9.54

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Purchase Plan Shares:	2004	2003	2004	2003
Expected life (years)	1.6	1.3	1.4	1.1
Expected volatility	55.7%	55.0%	55.6%	59.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.5%	1.7%	1.5%	1.7%
Weighted average fair value of options granted during the period	$ 6.57	$ 5.62	$ 6.31	$ 5.80

NOTE 3.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net.  Net realized gains on available-for-sale securities were $7 and net realized losses on available-for-sale securities were $99 for the three and nine months ended September 30, 2004, respectively.  Net realized losses on available-for-sale securities were $120 and net realized gains on available-for-sale securities were $398 for the three and nine months ended September 30, 2003, respectively. Gross unrealized gains on available-for-sale securities were $87 and $192 as of September 30, 2004 and December 31, 2003, respectively.  Gross unrealized losses on available-for-sale securities were $403 and $47 as of September 30, 2004 and December 31, 2003, respectively.

NOTE 4.    Identifiable Intangible Assets and Goodwill

 Identifiable intangible assets:

        Identifiable intangible assets as of September 30, 2004 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 2,031	$ 1,060
Patented technology	16 years	9,900	1,238	8,662
Total		$ 12,991	$ 3,269	$ 9,722

        Identifiable intangible assets as of December 31, 2003 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 1,838	$ 1,253
Patented technology	16 years	9,900	774	9,126
Total		$ 12,991	$ 2,612	$ 10,379

      Intangible asset amortization expense for each of the three and nine months ended September 30, 2004 and 2003 was $219 and $657, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense amounts to $876 for 2004, 2005, 2006 and 2007, and $787 for 2008.

NOTE 5.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $366 and $249 as of September 30, 2004 and December 31, 2003, respectively.

NOTE 6.    Inventories
	September 30,	December 31,
	2004	2003
Materials	$ 18,581	$ 13,476
Work-in-process	10,205	10,446
Finished goods	4,212	4,399
Total inventories	$ 32,998	$ 28,321

NOTE 7.   Property, Plant and Equipment
	September 30,	December 31,
	2004	2003
Land and building	$ 5,176	$ 5,152
Machinery and equipment	3,896	1,885
Furniture and fixtures	1,423	1,401
Computer equipment	3,475	2,812
Leasehold improvements	908	884
	14,878	12,134
Accumulated depreciation	(6,271)	(5,317)
Net property, plant and equipment	$ 8,607	$ 6,817

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

        Changes in the Company's warranty reserves are as follows:

	Nine Months Ended September 30,
	2004	2003
Balance, beginning of the period	$ 950	$ 1,120
Provision for warranties issued during the period	1,165	739
Consumption of reserves	(1,064)	(885)
Balance, end of the period	$ 1,051	$ 974

            Legal Matters

        On September 30, 2003, the Company's wholly-owned subsidiary, ISOA, Inc. ("ISOA"), filed a counterclaim in the Dallas, Texas District Courts in response to a claim filed on September 23, 2003 against Rudolph and ISOA by August Technology Corporation ("August") and STI, Inc. ("STI") related to a commercial dispute.  The dispute arose from a December 24, 1997 Development Agreement between ISOA and STI.  August acquired STI from ASTI Holdings, Ltd. in April 2003.

          Under the Development Agreement, ISOA agreed to provide to STI certain engineering resources in the development of software for STI's semiconductor metrology systems.  In return, STI agreed to pay to ISOA a minimum royalty of $1.0 million of which approximately one-third was paid.  August alleged that ISOA did not fulfill its obligations under the Development Agreement and sought a judgment against ISOA for repayment of the monies previously paid and attorney's fees incurred in bringing this action.  The Company had maintained that ISOA fulfilled its obligations under the Development Agreement and that August remained obligated to pay all amounts as agreed to under the Development Agreement.  August further alleged that ISOA did not perform substantially in order to justify any additional payments.  The Company further believed that intellectual property delivered by ISOA under the terms of the Development Agreement may have been and continue to be used in current systems on the market from August.   ISOA's counterclaim sought full payment of the minimum royalty, ongoing royalty payments for any August macro-defect inspection tools using ISOA's property, damages, costs, and attorneys' fees.

          On August 6, 2004, the Company and ISOA entered into a settlement agreement with August and STI.  Under the terms of the settlement, both companies have agreed to dismiss all claims against each other related to this matter.  The Company received a one-time payment of $502,500 from ASTI Holdings in connection with the settlement, which is reflected in the Company's consolidated financial statements for the three months ended September 30, 2004 in interest income and other, net.

        In addition, from time to time the Company is subject to legal proceedings and claims in the ordinary course of business.   The Company is not aware of any legal proceedings or claims that management believes would have a material adverse effect on the Company's consolidated financial statements taken as a whole.

NOTE 9.   Interest Income and Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income	$ 394	$ 405	$ 1,062	$ 934
Realized gains (losses) on sales of marketable securities	7	(120)	(99)	398
Rental income	19	-	57	-
Litigation settlement income	503	-	503	-
Total	$ 923	$ 285	$ 1,523	$ 1,332

NOTE 10.   Comprehensive Income

        The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$ 2,194	$ 465	$ 4,664	$ 926
Change in net unrealized gains (losses) on investments	58	(9)	(289)	(264)
Change in currency translation adjustments	(65)	(25)	34	(279)
Total	$ 2,187	$ 431	$ 4,409	$ 383
NOTE 11.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options for the 2004 and 2003 periods.  During the three and nine months ended September 30, 2004 and 2003, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three and nine months ended September 30, 2004,  the weighted average number of stock options excluded from the computation of diluted earnings per share were 2,338,069 and 1,370,935, respectively.   For the three and nine months ended September 30, 2003, the weighted average number of stock options excluded from the computation of diluted earnings per share were 1,079,130 and 1,064,541, respectively.

        The Company's basic and diluted earnings per share amounts are as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income	$ 2,194	$ 465	$ 4,664	$ 926

Denominator:
Basic earnings per share - weighted average shares outstanding	16,755,374	16,376,434	16,729,557	16,354,962
Effect of potential dilutive securities:
Employee stock options - dilutive shares	64,190	404,925	195,767	251,177

Diluted earnings per share - weighted average shares outstanding	16,819,564	16,781,359	16,925,324	16,606,139

Earnings per share:
Basic	$ 0.13	$ 0.03	$ 0.28	$ 0.06
Diluted	$ 0.13	$ 0.03	$ 0.28	$ 0.06

NOTE 12.   Segment Reporting and Geographic Information

         Operating segments are business units that have separate financial information and are separately reviewed by the Company's chief decision makers.  The Company's chief decision maker is the Chief Executive Officer.  The Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of process control metrology systems used in semiconductor device manufacturing.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

         The following table lists the different sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue Type	2004	2003	2004	2003
Systems:
Metrology	79%	72%	78%	75%
Inspection	4%	6%	3%	3%
Parts	8%	10%	9%	8%
Services	7%	7%	9%	8%
Licensing	2%	5%	1%	6%
Total	100%	100%	100%	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
United States	$ 7,034	$ 6,164	$ 18,499	$ 15,098
Asia	14,070	6,030	36,986	13,955
Europe	741	1,975	5,685	13,552
Total	$ 21,845	$ 14,169	$ 61,170	$ 42,605

        Customers comprising 10% or more of revenue:

	Nine Months Ended
	September 30,
	2004	2003
Taiwan Semiconductor Manufacturing Company	19.4%	4.0%
Intel Corporation	17.6%	42.6%

 NOTE 13.   Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002.  The Company adopted the disclosure portion of this statement beginning in the fiscal quarter ended June 30, 2003.  The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations.  On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options.  The FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95," on March 31, 2004.  The eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on the Company's consolidated operating results and financial position.

NOTE 14.   Reclassifications

        Certain prior year amounts have been reclassified to conform to current financial statement presentation.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this quarterly report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, we may, from time to time, make oral forward looking statements.  Forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, (i) the statement that we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future, and (ii) the statements related to our belief that the opening of our direct sales and support operation in Japan will negatively impact our gross profit and selling, general and administrative expenses.

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this current report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

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

       Revenue Recognition.    Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Certain sales of our products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, installation and training services.  We generally recognize product revenue upon shipment.  When customer acceptance is subjective and not obtained prior to shipment, we defer product revenue until such time as positive affirmation of acceptance has been obtained from the customer.  Customer acceptance is generally based on our products meeting published performance specifications.   The amount of revenue allocated to the shipment of products is done on a residual method basis.  Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue.  The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service.  Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site.   Revenue related to training services is recognized ratably over the training period.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets.  At September 30, 2004 we had no valuation allowance established against our deferred tax assets.  The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002.  We adopted the disclosure portion of this statement beginning in the fiscal quarter ended June 30, 2003.  The application of the disclosure portion of this standard had no impact on our consolidated financial position or results of operations.  On April 22, 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of stock options.  The FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95," on March 31, 2004.  The eventual adoption of this proposed statement, if issued in final form by the FASB, will have a material effect on our consolidated operating results and financial position.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2004 and 2003

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

        Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors including, general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year over year increase in capital spending of 40 - 50% for 2004 and project a material decline for 2005.  We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book to bill ratio.  The book to bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments.  A book to bill above one shows that equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period.

          Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue.   In the nine month period ended September 30, 2004 and the years ended 2003, 2002 and 2001 sales to end user customers that individually represented at least five percent of our revenues accounted for 52.3%, 59.4%, 46.8% and 42.5% of our revenues, respectively.  In the nine month period ended September 30, 2004 and the years ended 2003, 2002 and 2001 sales to Intel accounted for 17.6%, 35.3%, 46.8% and 33.4% of our revenues, respectively.   For the nine months ended September 30, 2004, sales to Taiwan Semiconductor Manufacturing Company accounted for 19.4% of our revenues.

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

        A significant portion of our revenues has been derived from customers outside of the United States, and we expect this trend to continue.  In the nine month period ended September 30, 2004, approximately 69.8% of our revenues were derived from customers outside of the United States, of which 60.5% were derived from customers in Asia and 9.3% were derived from customers in Europe.  In 2003, approximately 65.4% of our revenues were derived from customers outside of the United States, of which 39.9% were derived from customers in Asia and 25.5% were derived from customers in Europe.  In 2002, approximately 40.6% of our revenues were derived from customers outside of the United States, of which 30.1% were derived from customers in Asia and 10.4% were derived from customers in Europe.  In 2001, approximately 53.7% of our revenues were derived from customers outside of the United States, of which 36.6% were derived from customers in Asia and 14.5% were derived from customers in Europe.  Substantially all of our revenues to date have been denominated in United States dollars.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

       Effective October 2004, we opened a new direct sales and support operation in Japan. The new operation will offer our customers in Japan a direct link to us.  We have established a main office in Takatsu, Japan, with branch offices in Osaka and on Kyushu Island.   We currently have an installed base of more than 500 metrology tools in Japan. Tokyo Electron Limited has served as our Japanese distributor for over twenty years.   The transition from our distributor arrangement with Tokyo Electron Limited is expected to take 12 - 15 months.  As part of the transition, our operations will be staffed with the same support personnel currently supporting our products at Tokyo Electron Limited.

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

        Revenues. Our revenues are derived from the sale of our systems, services, spare parts and licensing. Our revenues were $21.8 million and $61.2 million for the three and nine month periods ended September 30, 2004, compared to $14.2 million and $42.6 million for the three and nine month periods ended September 30, 2003, representing an increase of 54.2% and 43.6% for the respective periods.

        Although there has been sequential improvements in the business environment during the past year, there is uncertainty as to the strength and length of this cyclical growth phase in our industry.  Due to the continued low visibility in our projected sales, we maintain a cautious outlook for future orders and sales levels.

        The following table lists the different sources of our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue Type	2004	2003	2004	2003
Systems:
Metrology	79%	72%	78%	75%
Inspection	4%	6%	3%	3%
Parts	8%	10%	9%	8%
Services	7%	7%	9%	8%
Licensing	2%	5%	1%	6%
Total	100%	100%	100%	100%

                Systems revenue has increased as a percentage of revenue for the three and nine month periods ended September 30, 2004, compared to the three and nine month periods ended September 30, 2003 as a result of recent improvement in the semiconductor device manufacturing sector this past year.  System revenue generated by our latest product releases and major enhancements in each of our product families amounted to 40% and 37% of total revenue for the three and nine month periods ended September 30, 2004.  Parts and service revenue is slightly higher as a percentage of revenue for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003 as customers continue to spend more on repair and maintenance of their existing equipment.  If the industry sustains a prolonged recovery, we expect systems revenues as a percentage of revenue to increase and parts and service revenues as a percentage of revenue to decrease as customers buy new equipment.  Licensing revenue is derived from contracts obtained as a result of the acquisition of our Yield Metrology Group in September 2002.  Licensing our technologies is not part of our core business strategy.  Therefore, we expect licensing revenue to continue to be a small portion of our revenue.

        Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $10.4 million and $28.9 million for the three and nine month periods ended September 30, 2004, compared to $6.3 million and $18.3 million for the three and nine month periods ended September 30, 2003.  Our gross profit represented 47.6% and 47.2% of our revenues for the three and nine month periods ended September 30, 2004 and 44.3% and 43.0% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2004, compared to the three and nine month periods ended September 30, 2003 is primarily due to an increase in metal tool shipments, which typically have higher margins, and leverage generated by fixed manufacturing and customer service costs representing a smaller percentage of the overall cost of goods sold.  These increases were partially offset by a decrease in licensing revenues.  The start of our direct sales and support operations in Japan will negatively impact our gross profit.  As a result of the transition arrangement with us and Tokyo Electron Limited, effective October 1, 2004, we will begin the fourth quarter with a fully staffed sales and service team.   Initially, this investment will have a negative impact on our gross profit for at least the next several quarters until sales can be generated directly from our new operations.  Therefore, we are expecting gross profit for the three month period ended December 31, 2004 to be approximately 47%.

        Research and Development. The thin film transparent, opaque process control and macro-defect inspection metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $3.9 million and $12.2 million for the three and nine month periods ended September 30 2004, compared to $3.1 million and $9.8 million for the same periods in the prior year.  Research and development expense represented 17.9% and 20.0% of our revenues for the three and nine month periods ended September 30, 2004, compared to 22.2% and 23.0% of revenues for the same periods in the prior year.   The year over year dollar increase in research and development expenses primarily reflects higher compensation costs and an increase in product development costs. We anticipate research and development expense will be approximately 17 - 18% of revenues for the three month period ended December 31, 2004 as we continue to roll out new products.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $3.9 million and $10.8 million for the three and nine month periods ended September 30, 2004, compared to $2.6 million and $8.0 million for the same periods in the prior year.  Selling, general and administrative expense represented 17.7% of our revenues for both the three and nine month periods ended September 30, 2004, compared to 18.3% and 18.8% of our revenues for the same periods in the prior year.  The year over year dollar increase in selling, general and administrative expense was primarily due to increased compensation costs, increased administrative costs at our branch offices, higher marketing costs for new product releases and an increase in costs associated with  Sarbanes-Oxley section 404 reporting requirements compliance.  The start of our operations in Japan will also have an effect on our selling, general and administrative expenses. We currently anticipate that selling, general and administrative expenses will represent approximately 20 - 21% of revenue for the three month period ended December 31, 2004 due to start up costs and the ongoing sales, administration and facility costs in Japan and ongoing Sarbanes-Oxley section 404 reporting requirements compliance costs.

        Interest income and other, net.    Interest income and other, net was $0.9 million and $1.5 million for the three and nine month periods ended September 30, 2004, compared to $0.3 million and $1.3 million for the same periods in the prior year.  Interest income and other, net consisted primarily of interest income, realized gains and losses on sales of marketable securities, rental income and income from the settlement of the August Technology lawsuit in the third quarter of 2004.   The year over year increase in interest income and other, net in the three months period ended September 30, 2004 was primarily attributable to litigation settlement income of $0.5 million.  The year over year increase in interest income and other, net in the nine month period ended September 30, 2004 was primarily attributable to the litigation settlement income and an increase in interest income of $0.1 million, partially offset by a decrease in realized gains and losses of $0.5 million.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $1.1 million and $2.0 million for the three and nine month periods ended September 30, 2004.  Our effective tax rate for the nine month period ended September 30, 2004 is 30.5% as compared to 23.1% in the prior year period.  The increase in the effective tax rate is due to the expiration of  the research tax credit on July 1, 2004.  The research tax credit was extended on October 4, 2004 and can be applied retroactively to July 1, 2004.  The effect of this change in the tax law will be accounted for during the fourth quarter of 2004 and we anticipate our effective rate for the year to be approximately 28%.  Our anticipated effective tax rate is less than the expected combined federal and state tax rates of 40% primarily as a result of the positive impact of our research and experimentation tax credits on our effective tax rate.

Liquidity and Capital Resources

        At September 30, 2004, we had $79.8 million of cash, cash equivalents and marketable securities and $115.7 million in working capital.  At December 31, 2003, we had $80.6 million of cash, cash equivalents and marketable securities and $111.3 million in working capital.

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

        Operating activities used $0.3 million and provided $7.3 million in cash for the nine month periods ended September 30,  2004 and 2003, respectively.  The net cash used in operating activities during the nine month period ended September 30, 2004 was primarily a result of an increase in accounts receivable of  $6.2 million and an increase in inventories of $6.5 million, partially offset by profit before depreciation and amortization of $4.7 million, an increase in accounts payable and accrued liabilities of $2.6 million and an increase in other current liabilities of $2.3 million.  The net cash provided by operating activities during the nine month period ended September 30, 2003 was primarily a result of a decrease in inventories of $4.5 million, a decrease in accounts receivable of $4.3 million and a decrease in income taxes receivable and prepaid expenses and other of $1.2 million, partially offset by a decrease in deferred revenue of $2.6 million.

        Net cash used in investing activities during the nine month period ended September 30, 2004 of $2.4 million was due to capital expenditures of $0.9 million and net purchases of short-term investments of $1.4 million.  Net cash used in investing activities during the nine month period ended September 30, 2003 of $8.6 million was due to net purchases of short-term investments of $8.3 million and capital expenditures of $0.3 million.

        Net cash provided by financing activities for the nine month periods ended September 30, 2004 and 2003 of $0.9 million and $0.6 million, respectively, was a result of proceeds received from sales of shares through employee stock plans.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2001, 2002, 2003 and for first nine months ended September 30, 2004, sales to end user customers that individually represented at least five percent of our revenues accounted for 42.5%, 46.8%, 59.4%, and 52.3% of our revenues.  In 2001, 2002, 2003 and for the nine months ended September 30, 2004, sales to Intel, a key customer, accounted for 33.4%, 46.8%, 35.3% and 17.6% of our revenues.  For the nine months ended September 30, 2004, sales to Taiwan Semiconductor Manufacturing Company accounted for 19.4% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.   Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.   If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

         In  2001, 2002, 2003 and for the nine months ended September 30, 2004, 53.7%, 40.6%, 65.4% and 69.8% of our revenue was derived from sales in foreign countries, including certain countries in Asia such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.  There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  For example, our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

        The market for semiconductor capital equipment is highly competitive.  We face substantial competition from established companies in each of the markets we serve.  We principally compete with KLA-Tencor and Therma-Wave.  We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics, Sopra, August Technology and Leica.  Each of our products also competes with products that use different metrology techniques.  Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.  As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products.  Moreover, there may be significant merger and acquisition activity among our competitors and potential competitors.  These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.  Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment.  While we believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers, our larger competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

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

If we are unsuccessful in our transition from an independent distributor to a direct sales operation in Japan, our financial results and customer relationships could be adversely affected

        Historically, a portion of our sales in Japan have been made to our sole independent distributor, Tokyo Electron Limited (TEL).  In 2001, 2002, 2003 and for the first nine months ended September 30, 2004, sales to TEL accounted for 14.8%, 6.8%, 9.5% and 7.5% of our revenues.  TEL has served as our Japanese distributor for over twenty years.   Effective October 2004, we opened a new direct sales and support operation in Japan to replace TEL. The new operation will offer our customers in Japan a direct link to us. The transition from our distributor arrangement with TEL is expected to take 12 - 15 months. If we are unsuccessful with the transition of providing sales and services directly in Japan, our financial results and our ability to support our customers in Japan could be adversely affected.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 36.6%, 30.1%, 39.9% and 60.5% of our revenues in 2001, 2002, 2003 and for the first nine months ended September 30, 2004.  Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.  We expect that turbulence in the Asian markets could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 53.7%, 40.6%, 65.4% and 69.8% of our revenues in 2001, 2002, 2003 and for the first nine months ended September 30, 2004.  We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds).  We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities.  It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.  Based on sensitivity analysis performed on our financial investments held as of September 30, 2004, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.2 million decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

        We do not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes.  Substantially all sales arrangements with international customers are denominated in U.S. dollars.  We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan, which are subject to currency fluctuations.  These foreign branches are limited in their operations and level of investment so that the risk of currency fluctuations is not expected to be material.

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

            The Company's management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all errors and fraud.  Because of the inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the Company may be detected.  Nonetheless, our chief executive officer and chief financial officer believe that the disclosure controls and procedures we currently have in place are effective.

Changes in Internal Controls over Financial Reporting.

        There was no change in our internal controls over financial reporting that occurred during our third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

      On September 30, 2003, our wholly-owned subsidiary, ISOA, Inc. ("ISOA"), filed a counterclaim in the Dallas, Texas District Courts in response to a claim filed on September 23, 2003 against us and ISOA by August Technology Corporation ("August") and STI, Inc. ("STI") related to a commercial dispute.  The dispute arose from a December 24, 1997 Development Agreement between ISOA and STI.  August acquired STI from ASTI Holdings, Ltd. in April 2003.

          Under the Development Agreement, ISOA agreed to provide to STI certain engineering resources in the development of software for STI's semiconductor metrology systems.  In return, STI agreed to pay to ISOA a minimum royalty of $1.0 million of which approximately one-third was paid.  August alleged that ISOA did not fulfill its obligations under the Development Agreement and sought a judgment against ISOA for repayment of the monies previously paid and attorney's fees incurred in bringing this action.  We had maintained that ISOA fulfilled its obligations under the Development Agreement and that August remained obligated to pay all amounts as agreed to under the Development Agreement.  August further alleged that ISOA did not perform substantially in order to justify any additional payments.  We further believed that intellectual property delivered by ISOA under the terms of the Development Agreement may have been and continue to be used in current systems on the market from August.   ISOA's counterclaim sought full payment of the minimum royalty, ongoing royalty payments for any August macro-defect inspection tools using ISOA's property, damages, costs, and attorneys' fees.

          On August 6, 2004, the Company and ISOA entered into a settlement agreement with August and STI.  Under the terms of the settlement, both companies have agreed to dismiss all claims against each other related to this matter.  We received a one-time payment of $502,500 from ASTI Holdings in connection with the settlement, which is reflected in our consolidated financial statements for the three months ended September 30, 2004 in interest income and other, net.

Item 6.   Exhibits

        Exhibits

        Exhibit No.      Description

            10.12            Form of option agreement under 1999 Stock Plan.

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
                    Rudolph Technologies, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                                                                                                        Rudolph Technologies, Inc.

Date: November 5, 2004                                                                 By:  /s/ Paul F. McLaughlin
                                                                                                               Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer
Date: November 5, 2004                                                                  By:   /s/ Steven R. Roth
                                                                                                                Steven R. Roth
                                                                                                                Senior Vice President, Chief Financial Officer
                                                                                                                and Principal Accounting Officer

EXHIBIT INDEX

         Exhibit No.     Description

10.12            Form of option agreement under 1999 Stock Plan.

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
                    Rudolph Technologies, Inc.

EXHIBIT 10.12

FORM OF OPTION AGREEMENT
UNDER 1999 STOCK PLAN

RUDOLPH TECHNOLOGIES, INC.
1999 STOCK PLAN
STOCK OPTION AGREEMENT

        Unless otherwise defined herein, the terms defined in the Plan shall have the same defined meanings in this Option Agreement.

I.     NOTICE OF STOCK OPTION GRANT

        You have been granted an option to purchase Common Stock of the Company, subject to the terms and conditions of the Plan and this Option Agreement, as follows:

                    Grant Number:

                    Date of Grant:

                    Vesting Commencement Date:

                    Exercise Price per Share:

                    Total Number of Shares Granted:

                    Total Exercise Price:

                    Type of Option:        Incentive Stock Option
                                                        Nonstatutory Stock Option

                    Term/Expiration Date:

         Vesting Schedule:

        Subject to accelerated vesting as set forth below, this Option may be exercised, in whole or in part, in accordance with the following schedule:

        20% of the Shares subject to the Option shall vest twelve months after the Vesting Commencement Date, and 1/60 of the Shares subject to the Option shall vest each month thereafter, subject to the Optionee continuing to be a Service Provider on such dates.

        Termination Period:

        This Option may be exercised for three months after Optionee ceases to be a Service Provider. Upon the death or Disability of the Optionee, this Option may be exercised for twelve months after Optionee ceases to be a Service Provider. In no event shall this Option be exercised later than the Term/Expiration Date as provided above.

II.     AGREEMENT

A.     Grant of Option.

        The Plan Administrator of the Company hereby grants to the Optionee named in the Notice of Grant attached as Part I of this Agreement (the "Optionee") an option (the "Option") to purchase the number of Shares, as set forth in the Notice of Grant, at the exercise price per share set forth in the Notice of Grant (the "Exercise Price"), subject to the terms and conditions of the Plan, which is incorporated herein by reference. Subject to Section 15(c) of the Plan, in the event of a conflict between the terms and conditions of the Plan and the terms and conditions of this Option Agreement, the terms and conditions of the Plan shall prevail.

        If designated in the Notice of Grant as an Incentive Stock Option ("ISO"), this Option is intended to qualify as an Incentive Stock Option under Section 422 of the Code. However, if this Option is intended to be an Incentive Stock Option, to the extent that it exceeds the $100,000 rule of Code Section 422(d) it shall be treated as a Nonstatutory Stock Option ("NSO").

    B.     Exercise of Option.

                (a) Right to Exercise. This Option is exercisable during its term in accordance with the Vesting Schedule set out in the Notice of Grant and the applicable provisions of the Plan and this Option Agreement.

                (b) Method of Exercise. This Option is exercisable by delivery of an exercise notice, in the form attached as Exhibit A (the "Exercise Notice"), which shall state the election to exercise the Option, the number of Shares in respect of which the Option is being exercised (the "Exercised Shares"), and such other representations and agreements as may be required by the Company pursuant to the provisions of the Plan. The Exercise Notice shall be completed by the Optionee and delivered to the Chief Financial Officer of the Company. The Exercise Notice shall be accompanied by payment of the aggregate Exercise Price as to all Exercised Shares. This Option shall be deemed to be exercised upon receipt by the Company of such fully executed Exercise Notice accompanied by such aggregate Exercise Price.

        No Shares shall be issued pursuant to the exercise of this Option unless such issuance and exercise complies with Applicable Laws. Assuming such compliance, for income tax purposes the Exercised Shares shall be considered transferred to the Optionee on the date the Option is exercised with respect to such Exercised Shares.

C.     Method of Payment.

        Payment of the aggregate Exercise Price shall be by any of the following, or a combination thereof, at the election of the Optionee:

                    1. cash; or

                    2. check; or

                    3. consideration received by the Company under a cashless exercise program implemented by the Company in connection with the Plan; or

                    4. surrender of other Shares which (i) in the case of Shares acquired upon exercise of an option, have been owned by the Optionee for more than six (6) months on the date of surrender, and (ii) have a Fair Market Value on the date of surrender equal to the aggregate Exercise Price of the Exercised Shares; or

                    5. with the Administrator's consent, delivery of Optionee's promissory note (the "Note") in the form attached hereto as Exhibit C, in the amount of the aggregate Exercise Price of the Exercised Shares together with the execution and delivery by the Optionee of the Security Agreement attached hereto as Exhibit B. The Note shall bear interest at the "applicable federal rate" prescribed under the Code and its regulations at time of purchase, and shall be secured by a pledge of the Shares purchased by the Note pursuant to the Security Agreement.

D.     Non-Transferability of Option.

        This Option may not be transferred in any manner otherwise than by will or by the laws of descent or distribution and may be exercised during the lifetime of Optionee only by the Optionee. The terms of the Plan and this Option Agreement shall be binding upon the executors, administrators, heirs, successors and assigns of the Optionee.

E.     Term of Option.

        This Option may be exercised only within the term set out in the Notice of Grant, and may be exercised during such term only in accordance with the Plan and the terms of this Option Agreement.

F. Tax Consequences.

        Some of the federal tax consequences relating to this Option, as of the date of this Option, are set forth below. THIS SUMMARY IS NECESSARILY INCOMPLETE, AND THE TAX LAWS AND REGULATIONS ARE SUBJECT TO CHANGE. THE OPTIONEE SHOULD CONSULT A TAX ADVISER BEFORE EXERCISING THIS OPTION OR DISPOSING OF THE SHARES.

G.     Exercising the Option.

                    1. Nonstatutory Stock Option. The Optionee may incur regular federal income tax liability upon exercise of a NSO. The Optionee will be treated as having received compensation income (taxable at ordinary income tax rates) equal to the excess, if any, of the Fair Market Value of the Exercised Shares on the date of exercise over their aggregate Exercise Price. If the Optionee is an Employee or a former Employee, the Company will be required to withhold from his or her compensation or collect from Optionee and pay to the applicable taxing authorities an amount in cash equal to a percentage of this compensation income at the time of exercise, and may refuse to honor the exercise and refuse to deliver Shares if such withholding amounts are not delivered at the time of exercise.

                    2. Incentive Stock Option. If this Option qualifies as an ISO, the Optionee will have no regular federal income tax liability upon its exercise, although the excess, if any, of the Fair Market Value of the Exercised Shares on the date of exercise over their aggregate Exercise Price will be treated as an adjustment to alternative minimum taxable income for federal tax purposes and may subject the Optionee to alternative minimum tax in the year of exercise. In the event that the Optionee ceases to be an Employee but remains a Service Provider, any Incentive Stock Option of the Optionee that remains unexercised shall cease to qualify as an Incentive Stock Option and will be treated for tax purposes as a Nonstatutory Stock Option on the date three (3) months and one (1) day following such change of status.

                    3. Disposition of Shares.

                        (a) NSO. If the Optionee holds NSO Shares for at least one year, any gain realized on disposition of the Shares will be treated as long-term capital gain for federal income tax purposes.

                        (b) ISO. If the Optionee holds ISO Shares for at least one year after exercise and two years after the grant date, any gain realized on disposition of the Shares will be treated as long-term capital gain for federal income tax purposes. If the Optionee disposes of ISO Shares within one year after exercise or two years after the grant date, any gain realized on such disposition will be treated as compensation income (taxable at ordinary income rates) to the extent of the excess, if any, of the lesser of (A) the difference between the Fair Market Value of the Shares acquired on the date of exercise and the aggregate Exercise Price, or (B) the difference between the sale price of such Shares and the aggregate Exercise Price. Any additional gain will be taxed as capital gain, short-term or long-term depending on the period that the ISO Shares were held.

                        (c) Notice of Disqualifying Disposition of ISO Shares. If the Optionee sells or otherwise disposes of any of the Shares acquired pursuant to an ISO on or before the later of (i) two years after the grant date, or (ii) one year after the exercise date, the Optionee shall immediately notify the Company in writing of such disposition. The Optionee agrees that he or she may be subject to income tax withholding by the Company on the compensation income recognized from such early disposition of ISO Shares by payment in cash or out of the current earnings paid to the Optionee.

H.     Entire Agreement; Governing Law.

        The Plan is incorporated herein by reference. The Plan and this Option Agreement constitute the entire agreement of the parties with respect to the subject matter hereof and supersede in their entirety all prior undertakings and agreements of the Company and Optionee with respect to the subject matter hereof, and may not be modified adversely to the Optionee's interest except by means of a writing signed by the Company and Optionee. This agreement is governed by the internal substantive laws, but not the choice of law rules, of Delaware.

I.     NO GUARANTEE OF CONTINUED SERVICE.

        OPTIONEE ACKNOWLEDGES AND AGREES THAT THE VESTING OF SHARES PURSUANT TO THE VESTING SCHEDULE HEREOF IS EARNED ONLY BY CONTINUING AS A SERVICE PROVIDER AT THE WILL OF THE COMPANY (AND NOT THROUGH THE ACT OF BEING HIRED, BEING GRANTED AN OPTION OR PURCHASING SHARES HEREUNDER). OPTIONEE FURTHER ACKNOWLEDGES AND AGREES THAT THIS AGREEMENT, THE TRANSACTIONS CONTEMPLATED HEREUNDER AND THE VESTING SCHEDULE SET FORTH HEREIN DO NOT CONSTITUTE AN EXPRESS OR IMPLIED PROMISE OF CONTINUED ENGAGEMENT AS A SERVICE PROVIDER FOR THE VESTING PERIOD, FOR ANY PERIOD, OR AT ALL, AND SHALL NOT INTERFERE WITH OPTIONEE'S RIGHT OR THE COMPANY'S RIGHT TO TERMINATE OPTIONEE'S RELATIONSHIP AS A SERVICE PROVIDER AT ANY TIME, WITH OR WITHOUT CAUSE.

        By your signature and the signature of the Company's representative below, you and the Company agree that this Option is granted under and governed by the terms and conditions of the Plan and this Option Agreement. Optionee has reviewed the Plan and this Option Agreement in their entirety, has had an opportunity to obtain the advice of counsel prior to executing this Option Agreement and fully understands all provisions of the Plan and Option Agreement. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Administrator upon any questions relating to the Plan and Option Agreement. Optionee further agrees to notify the Company upon any change in the residence address indicated below.

OPTIONEE:                                                     RUDOLPH TECHNOLOGIES, INC.

Signature                                                         By

Print Name                                                       Title

Residence Address

CONSENT OF SPOUSE

        The undersigned spouse of Optionee has read and hereby approves the terms and conditions of the Plan and this Option Agreement. In consideration of the Company's granting his or her spouse the right to purchase Shares as set forth in the Plan and this Option Agreement, the undersigned hereby agrees to be irrevocably bound by the terms and conditions of the Plan and this Option Agreement and further agrees that any community property interest shall be similarly bound. The undersigned hereby appoints the undersigned's spouse as attorney-in-fact for the undersigned with respect to any amendment or exercise of rights under the Plan or this Option Agreement.

Spouse of Optionee

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

Date:  November 5, 2004

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

Date: November 5, 2004

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: November 5, 2004                                                                      By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: November 5, 2004                                                                         By:   /s/ Steven R. Roth
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