Form 10-Q
period 2005-03-31
RUDOLPH TECHNOLOGIES INC
filed 2005-05-10
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: March 31, 2005

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

        The number of outstanding shares of the Registrant's Common Stock on May 2, 2005  was 16,910,033.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$ 30,486	$ 12,627
Marketable securities	53,932	64,120
Accounts receivable, net	20,461	20,827
Inventories	31,918	33,996
Prepaid expenses and other current assets	3,031	3,050
Total current assets	139,828	134,620
Net property, plant and equipment	7,451	8,330
Goodwill	13,245	13,245
Identifiable intangible assets, net	9,285	9,504
Other assets	6,125	5,581
Total assets	$ 175,934	$ 171,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 9,192	$ 9,313
Other current liabilities	7,757	5,192
Total current liabilities	16,949	14,505

Commitments and contingencies

Stockholders' equity:
Common stock	17	17
Additional paid-in capital	145,934	142,986
Accumulated other comprehensive loss	(1,750)	(1,442)
Retained earnings	16,963	15,214
Unearned compensation	(2,179)	-
Total stockholders' equity	158,985	156,775
Total liabilities and stockholders' equity	$ 175,934	$ 171,280

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues	$ 23,057	$ 18,892
Cost of revenues	12,295	10,288
Gross profit	10,762	8,604
Operating expenses:
Research and development	3,371	4,171
Selling, general and administrative	5,322	3,293
Amortization	219	219
Total operating expenses	8,912	7,683
Operating income	1,850	921
Interest income and other, net	424	349
Income before income taxes	2,274	1,270
Provision for income taxes	525	292
Net income	$ 1,749	$ 978
Earnings per share:
Basic	$ 0.10	$ 0.06
Diluted	$ 0.10	$ 0.06
Weighted average shares outstanding:
Basic	16,841,197	16,693,407
Diluted	16,922,968	17,030,736

  The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 1,749	$ 978
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization	219	219
Depreciation	415	309
Net loss (gain) on sale of marketable securities	53	(14)
Stock-based compensation	76	-
Tax benefit from sale of shares through employee stock plans	85	176
Provision for (recovery of) doubtful accounts	(10)	24
Deferred income taxes	(64)	-
Decrease (increase) in assets:
Accounts receivable	(30)	(7,557)
Inventories	2,567	(3,433)
Prepaid expenses and other assets	542	284
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(74)	2,137
Other current liabilities	2,311	799
Net cash provided by (used in) operating activities	7,839	(6,078)
Cash flows from investing activities:
Net decrease (increase) in marketable securities	9,870	(7,472)
Capitalized software	(262)	-
Purchases of property, plant and equipment	(131)	(230)
Net cash provided by (used in) investing activities	9,477	(7,702)
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	608	363
Net cash provided by financing activities	608	363
Effect of exchange rate changes on cash	(65)	(9)
Net increase (decrease) in cash and cash equivalents	17,859	(13,426)
Cash and cash equivalents at beginning of period	12,627	28,220
Cash and cash equivalents at end of period	$ 30,486	$ 14,794

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2005 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2.   Stock-Based Compensation

      At March 31, 2005, the Company has stock-based employee compensation plans.   The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  As such, compensation expense for stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.   Through March 31, 2005, no stock-based employee compensation cost is reflected in net income for employee stock option grants, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The Company may also grant restricted stock units.  Restricted stock units are issued on the date of grant and vest annually over a five year period.  During the three months ended March 31, 2005, the Company granted 134,000 shares of restricted stock.  The fair market value of the restricted stock units at the date of grant is amortized to expense ratably over the vesting period.   Total compensation expense related to these awards was $76 for the three months ended March  31, 2005.   The Company has adopted the disclosure standards of  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options, as defined in SFAS No. 123, had been applied.  The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$ 1,749	$ 978
Add: Stock-based employee compensation expense included in reported net income, net of related income tax benefits	48	-
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	(1,232)	(1,374)
Pro forma net income (loss)	$ 565	$ (396)
Net income (loss) per share:
Basic-as reported	$ 0.10	$ 0.06
Basic-pro forma	$ 0.03	$ (0.02)
Diluted-as reported	$ 0.10	$ 0.06
Diluted-pro forma	$ 0.03	$ (0.02)

          The fair value of each stock option granted during the three month period ended March 31, 2005 and 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
Employee Stock Options:	2005	2004
Expected life (years)	5.0	5.0
Expected volatility	50.9%	69.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.9%	3.0%
Weighted average fair value of options granted during the period	$ 7.55	$ 14.50

	Three Months Ended
	March 31,
Employee Stock Purchase Plan Shares:	2005	2004
Expected life (years)	1.7	1.5
Expected volatility	56.7%	55.1%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.4%	1.7%
Weighted average fair value of options granted during the period	$ 6.87	$ 6.31

        Effective April 14, 2005, the Company accelerated the vesting of all unvested stock options awarded to employees, officers and other eligible participants under the Company's 1999 Stock Plan.  A total of 959,059 options to purchase shares of Rudolph stock became immediately exercisable as a results of the vesting acceleration, however only 86,984 of the stock options, or 9% of the total accelerated shares, were "in the money." These options were typically scheduled to incrementally vest beginning on the first anniversary of their respective grant date. The Company will recognize a de minimus charge in the second quarter of 2005 as a result of the acceleration. The Company took this action because it will produce a more favorable impact on the Company's future results of operations in light of the Company's anticipated adoption of SFAS No. 123R, effective January 1, 2006. By accelerating the vesting of these options, the Company believes it will save approximately $7.0 million in future compensation expense that would have been required to be expensed, beginning January 1, 2006, over the remaining option lives using its current valuation models.  In addition, effective May 1st, the Company also amended its Employee Stock Purchase Plan ("ESPP"). The amendments remove the "look back" provision, that was previously a part of the ESPP and reduced the discount for purchasing shares of the Company's stock to five percent. These modifications to the ESPP are also being made as a result of the Company's anticipated adoption of SFAS No. 123R.

NOTE 3.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net.  Net realized losses on available-for-sale securities were $53 for the three months ended March 31, 2005.  Net realized gains on available-for-sale securities were $14 for the three months ended March 31, 2004. Gross unrealized gains on available-for-sale securities were $13 and $54 as of March 31, 2005 and December 31, 2004, respectively.  Gross unrealized losses on available-for-sale securities were $939 and $557 as of March 31, 2005 and December 31, 2004, respectively.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired at March 31, 2005.

NOTE 4.    Identifiable Intangible Assets

 Identifiable intangible assets:

        Identifiable intangible assets as of March 31, 2005 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 2,159	$ 932
Patented technology	16 years	9,900	1,547	8,353
Total identifiable intangible assets		$ 12,991	$ 3,706	$ 9,285

        Identifiable intangible assets as of December 31, 2004 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 2,095	$ 996
Patented technology	16 years	9,900	1,392	8,508
Total identifiable intangible assets		$ 12,991	$ 3,487	$ 9,504

      Intangible asset amortization expense for each of the three months ended March 31, 2005 and 2004 was $219.  Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense amounts to $876 for 2005, 2006 and 2007, $842 for 2008 and $618 for 2009.

NOTE 5.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $306 and $323 as of March 31, 2005 and December 31, 2004, respectively.

NOTE 6.    Inventories
	March 31,	December 31,
	2005	2004
Materials	$ 19,933	$ 20,485
Work-in-process	6,732	8,507
Finished goods	5,253	5,004
Total inventories	$ 31,918	$ 33,996

NOTE 7.   Property, Plant and Equipment
	March 31,	December 31,
	2005	2004
Land and building	$ 5,182	$ 5,169
Machinery and equipment	3,405	3,991
Furniture and fixtures	1,474	1,473
Computer equipment	3,468	3,410
Leasehold improvements	946	946
	14,475	14,989
Accumulated depreciation	(7,024)	(6,659)
Net property, plant and equipment	$ 7,451	$ 8,330

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

        Changes in the Company's warranty reserves are as follows:

	Three Months Ended March 31,
	2005	2004
Balance, beginning of the period	$ 1,209	$ 950
Provision for warranties issued during the period	398	360
Consumption of reserves	(358)	(311)
Balance, end of the period	$ 1,249	$ 999

NOTE 9.   Interest Income and Other, Net

	Three Months Ended March 31,
	2005	2004
Interest income	$ 473	$ 335
Net realized (losses) gains on sales of marketable securities	(53)	14
Rental income	4	-
Total interest income and other, net	$ 424	$ 349

NOTE 10.   Comprehensive Income

        The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004
Net income	$ 1,749	$ 978
Change in net unrealized gains (losses) on investments	(265)	66
Change in currency translation adjustments	(43)	92
Total comprehensive income	$ 1,441	$ 1,136

NOTE 11.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options for the 2005 and 2004 periods.  In addition, the 2005 period contains the dilutive effect of restricted stock units.   During the three months ended March 31, 2005 and 2004, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three months ended March 31, 2005 and 2004,  the weighted average number of stock options excluded from the computation of diluted earnings per share were 1,365,786 and 1,152,255, respectively.

        The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income	$ 1,749	$ 978

Denominator:
Basic earnings per share - weighted average shares outstanding	16,841,197	16,693,407
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	81,771	337,329

Diluted earnings per share - weighted average shares outstanding	16,922,968	17,030,736

Earnings per share:
Basic	$ 0.10	$ 0.06
Diluted	$ 0.10	$ 0.06

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

         The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
Revenue Type	2005	2004
Systems:
Metrology	77%	79%
Inspection	1%	4%
Parts	11%	7%
Services	10%	9%
Licensing	1%	1%
Total	100%	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2005	2004
United States	$ 7,546	$ 3,388
Asia	13,126	14,554
Europe	2,385	950
Total	$ 23,057	$ 18,892

        Customers comprising 10% or more of revenue:

	Three Months Ended
	March 31,
	2005	2004
Customer A	25.2%	14.8%
Customer B	20.0%	13.6%
Customer C	0.7%	15.0%
Customer D	0.5%	26.1%

NOTE 13.   Recent Accounting Pronouncements

        In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of  SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on the Company's consolidated financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in our first quarter of 2006. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods.  As a result of the anticipated adoption of SFAS No. 123R, the Company accelerated the vesting of all unvested stock options under the Company's 1999 Stock Plan on April 14, 2005.  By accelerating the vesting of these options, the Company believes it will save approximately $7.0 million in future compensation expense that would have been required to be expensed over the remaining option lives under SFAS No. 123R.

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

NOTE 14.   Reclassifications

        The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days, from cash and cash equivalents to marketable securities. This resulted in an increase in cash flows used in investing activities of approximately $6.7 million on the consolidated statement of cash flows for the three months ended March 31, 2004.

        In addition, certain prior year amounts have been reclassified to conform to current financial statement presentation.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this quarterly report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  In addition, we may, from time to time, make oral forward looking statements.  Forward looking statements may be identified by the words "anticipate", "believe", "expect", "intend", "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statement that we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this current report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets.  At March 31, 2005, we had a valuation allowance of $629 for a portion of the deferred tax assets attributable to foreign net operating loss carryforwards due to the uncertainty of future earnings of our Netherlands subsidiary.  The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

        In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of  SFAS No. 143, “Accounting for Asset Retirement Obligations.”   The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The interpretation is not expected to have a material impact on our consolidated financial position and results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”).   SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require us to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value.   SFAS No. 123R requires us to adopt the new accounting provisions beginning in our first quarter of 2006.  We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods.  As a result of the anticipated adoption of SFAS No. 123R, we accelerated the vesting of all unvested stock options under our 1999 Stock Plan on April 14, 2005.  By accelerating the vesting of these options, we believe it will save approximately $7.0 million in future compensation expense that would have been required to be expensed over the remaining option lives under SFAS No. 123R.

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

Results of Operations for the Three Month Period Ended March 31, 2005 and 2004

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

        Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 5 - 15% for 2005.  We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book to bill ratio.  The book to bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments.  A book to bill above one shows that equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The North American semiconductor equipment book to bill ratio was 0.81 for the month of March 2005.

        Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue.   In the three month period ended March 31, 2005 and for the years ended December 31, 2004, 2003 and 2002, sales to end user customers that individually represented at least five percent of our revenues accounted for 79.2%, 53.4%, 59.4%, and 46.8% of our revenues, respectively.  For the three month period ended March 31, 2005 and for the years ended December 31, 2004, 2003 and 2002, sales to Intel accounted for 25.2%, 23.2%, 35.3% and 46.8% of our revenues, respectively.   In the three month period ended March 31, 2005, sales to Samsung America, Inc. accounted for 20.0% of our revenues.

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

       A significant portion of our revenues has been derived from customers outside of the United States.  In the three month period ended March 31, 2005, approximately 67.3% of our revenues were derived from customers outside of the United States, of which 56.9% were derived from customers in Asia and 10.3% were derived from customers in Europe.  In 2004, approximately 69.1% of our revenues were derived from customers outside of the United States, of which 59.6% were derived from customers in Asia and 9.5% were derived from customers in Europe.  In 2003, approximately 65.4% of our revenues were derived from customers outside of the United States, of which 39.9% were derived from customers in Asia and 25.5% were derived from customers in Europe.  In 2002, approximately 40.6% of our revenues were derived from customers outside of the United States, of which 30.1% were derived from customers in Asia and 10.4% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

       Effective October 2004, we opened a new direct sales and support operation in Japan. The new operation offers our customers in Japan a direct link to us.  We have established a main office in Takatsu, Japan, with branch operations in Osaka and on Kyushu Island.   We currently have an installed base of more than 500 metrology tools in Japan. Tokyo Electron Limited previously served as our Japanese distributor for over twenty years.   The transition from our distributor arrangement with Tokyo Electron Limited is expected to take 12 - 15 months.   As part of the transition, our operations will be staffed with some of the same support personnel that supported our products at Tokyo Electron Limited. As a result, our new operations in Japan will increase our infrastructure costs and impact our gross profit and selling, general and administrative expenses.

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

        Revenues. Our revenues are derived from the sale of our systems, services, spare parts and licensing.  Our revenues were $23.1 million for the three month period ended March 31, 2005, compared to $18.9 million for the three month period ended March 31, 2004, representing an increase of 22.0%.

        The following table lists the different sources of our revenue:

	Three Months Ended
	March 31,
Revenue Type	2005	2004
Systems:
Metrology	77%	79%
Inspection	1%	4%
Parts	11%	7%
Services	10%	9%
Other	1%	1%
Total	100%	100%

         Systems revenue has decreased as a percentage of revenue for the three month period ended March 31, 2005, compared to the three month period ended March 31, 2004 due to a softening in demand in the semiconductor capital equipment manufacturing sector.  System revenue generated by our latest product releases and major enhancements in each of our product families amounted to 17% of total revenue for the three month period ended March 31, 2005.  Parts and service revenue is slightly higher as a percentage of revenue for the three months ended March 31, 2005, compared to the three months ended March 31, 2004 as customers continue to spend more on repair and maintenance of their existing equipment.  In addition, parts and service revenue has increased as a result of our direct sales operations in Japan.  Parts and services revenues are generated from part sales, maintenance service contracts, as well as time and material billable service calls.  In periods of prolonged recovery, we expect systems revenues as a percentage of revenue to increase and parts and service revenues as a percentage of revenue to decrease as customers buy new equipment.

        Deferred revenues of $4.5 million are recorded in other current liabilities at March 31, 2005 and primarily consisted of $2.1 million for systems awaiting acceptance and $2.1 million for deferred maintenance agreements.

        Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $10.8 million for the three month period ended March 31, 2005, compared to $8.6 million for the three month period ended March 31, 2004.  Our gross profit represented 46.7% of our revenues for the three month period ended March 31, 2005 and 45.5% of our revenues for the same period in the prior year.  The increase in gross profit as a percentage of revenue for the three month period March 31, 2005, compared to the three month period ended March 31, 2004 is primarily due to an increase in metal tool revenue, which increased 34% year-over-year and typically has higher margins. The increase in gross margin was partially offset by higher foreign operation costs over the prior year.

        Research and Development. The thin film transparent, opaque process control and macro-defect inspection metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $3.4 million for the three month period ended March 31, 2005, compared to $4.2 million for the same period in the prior year.  Research and development expense represented 14.6% of our revenues for the three month period ended March 31, 2005, compared to 22.1% of revenues for the same period in the prior year.   The year over year dollar decrease in research and development expenses primarily reflects lower headcount and the timing of project costs.   We anticipate research and development expense will be approximately 14 - 16% of revenues for the three month period ended June 30, 2005.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $5.3 million for the three month period ended March 31, 2005, compared to $3.3 million for the same periods in the prior year.  Selling, general and administrative expense represented 23.1% of our revenues for the three month period ended March 31, 2005 compared to 17.4% of our revenues for the same period in the prior year.  The year over year dollar increase in selling, general and administrative expense was primarily due to increased compensation costs, increased costs associated with our mergers and acquisitions (M&A) activities and increased outside auditor fees for the completion of the 2004 Sarbanes-Oxley Section 404 reporting compliance.  The start of our operations in Japan in the fourth quarter of 2004 also increased our selling, general and administrative expenses this quarter compared to the same period in the prior year.   We currently anticipate that selling, general and administrative expenses will represent approximately 22% of revenue for the three month period ended June 30, 2005.

        Interest income and other, net.    Interest income and other, net was $0.4 million for the three month period ended March 31, 2005, compared to $0.3 million for the same period in the prior year.  Interest income and other, net consisted primarily of interest income, realized gains and losses on sales of marketable securities and rental income.  The year over year increase in interest income and other, net in the three month period ended March 31, 2005 was primarily attributable to an increase in interest income of $0.1 million.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $0.5 million for the three month period ended March 31, 2005 compared to $0.3 million for the same period in the prior year.  Our effective tax rate for the three month period ended March 31, 2005 is 23.1%, the same rate as in the prior year period.    Our anticipated effective tax rate is different than the expected federal tax rate of 34% primarily as a result of state taxes and the positive impact of our research and experimentation tax credits.

Liquidity and Capital Resources

        At March 31, 2005, we had $84.4 million of cash, cash equivalents and marketable securities and $122.9 million in working capital.  At December 31, 2004, we had $76.7 million of cash, cash equivalents and marketable securities and $120.1 million in working capital.

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

        Operating activities provided $7.8 million and used $6.1 million in cash for the three month period ended March 31, 2005 and 2004, respectively.  The net cash provided by operating activities during the three month period ended March 31, 2005 was primarily a result of a decrease in inventories of $2.6 million, an increase in other current liabilities of $2.3 million, profit before depreciation and amortization of $2.4 and a decrease in prepaid expenses and other assets of $0.5 million.  The net cash used in operating activities during the three month period ended March 31, 2004 was primarily a result of an increase in accounts receivable of $7.6 million and an increase in inventories of $3.4 million, partially offset by an increase in accrued liabilities and accounts payable of $2.1 million, an increase in other current liabilities of $0.8 million and profit before depreciation and amortization of $1.5 million.

        Net cash provided by investing activities during the three month period ended March 31, 2005 of $9.5 million was due to a net decrease in marketable securities of $9.9 million, partially offset by an increase in capitalized software of $0.3 million and capital expenditures of $0.1 million.  Net cash used in investing activities during the three month period ended March 31, 2004 of $7.7 million was due to a net increase in marketable securities of  $7.5 million and capital expenditures of $0.2 million.

        Net cash provided by financing activities for the three month periods ended March 31, 2005 and 2004 of $0.6 million and $0.4 million, respectively, was a result of proceeds received from sales of shares through employee stock plans.

        From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all or a portion of the purchase price for these acquisitions in cash.  As previously disclosed, we have made a proposal to acquire August Technology Corporation, or August, for a combination of cash and shares of our common stock.  On April 4, 2005 we entered into a confidentiality agreement with August. Discussions with August regarding a business combination are ongoing and the due diligence process has begun.  There can be no assurance, however, that we will enter into a merger agreement with August, and if we do, the terms of any such agreement.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2002, 2003, 2004 and for the three months ended March 31, 2005, sales to end user customers that individually represented at least five percent of our revenues accounted for 46.8%, 59.4%, 53.4% and 79.2% of our revenues.  In 2002, 2003, 2004 and for the three months ended March 31, 2005, sales to Intel, a key customer, accounted for 46.8%, 35.3%, 23.2% and 25.2% of our revenues.  For the three months ended March 31, 2005, sales to Samsung America, Inc. accounted for 20.0% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.   Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.   If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

        *    changes in customer demand for our systems, which is influenced by economic conditions in the semiconductor device industry, demand for products that use semiconductors market acceptance of our systems and those of our customers and changes in our product offerings;

        *    seasonal variations in customer demand, including the tendency of European sales to slow significantly in the third quarter of each year;

        *    the timing, cancellation or delay of customer orders and shipments;

        *    product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements; and

        *    the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels.

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

        *    the efforts of our sales force;

        *    the complexity of the customer's fabrication processes;

        *    the internal technical capabilities and sophistication of the customer;

        *    the customer's budgetary constraints; and

        *    the quality and sophistication of the customer's current metrology equipment.

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

Our efforts to protect our intellectual property may be less effective in some foreign countries where intellectual property rights are not as well protected as in the United States

         In  2002, 2003, 2004 and the three months ended March 31, 2005, 40.6%, 65.4%, 69.1% and 67.3% of our revenue was derived from sales in foreign countries, including certain countries in Asia such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell systems.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.  There is a risk that our means of protecting our proprietary rights may not be adequate in these countries.  For example, our competitors in these countries may independently develop similar technology or duplicate our systems.  If we fail to adequately protect our intellectual property in these countries, it would be easier for our competitors to sell competing products in those countries.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

        The market for semiconductor capital equipment is highly competitive.  We face substantial competition from established companies in each of the markets we serve.  We principally compete with KLA-Tencor, Therma-Wave and August Technology.  We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics, Sopra and Leica.  Each of our products also competes with products that use different metrology techniques.  Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.  As a result, our competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which could impair sales of our products.  Moreover, there may be significant merger and acquisition activity among our competitors and potential competitors.  These transactions by our competitors and potential competitors may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.  Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment.  While we believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers, some of our competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

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

If we are unsuccessful in our transition from an independent distributor to a direct sales operation in Japan, our financial results and customer relationships could be adversely affected

        Historically, a portion of our sales in Japan have been made to an independent distributor, Tokyo Electron Limited (TEL).  In 2002, 2003, 2004 and the three months ended March 31, 2005, sales to TEL accounted for 6.8%, 9.5%, 5.8% and 0.7% of our revenues.  TEL previously served as our Japanese distributor for over twenty years.   Effective October 2004, we opened a new direct sales and support operation in Japan to offer our customers in Japan a direct link to us. We have entered into a transition arrangement with TEL that extends up to December 31, 2005. If we are unsuccessful with the transition of providing sales and services directly in Japan, our financial results and our ability to support our customers in Japan could be adversely affected.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 30.1%, 39.9%, 59.6% and 56.9% of our revenues in 2002, 2003, 2004 and the three months ended March 31,2005.  Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.  We expect that political or economic instability in the Asian markets we service could adversely affect our sales in future periods.

Due to our significant level of international sales, we are subject to operational, financial and political risks such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, adverse tax consequences and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 40.6%, 65.4%, 69.1% and 67.3% of our revenues in 2002, 2003, 2004 and the three months ended March 31, 2005.  We anticipate that international sales will account for a significant portion of our revenue for at least the next five years.  Due to the significant level of our international sales, we are subject to material risks which include:

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

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures.  To this end, we may choose to acquire new and complementary businesses, products, or technologies instead of developing them ourselves.  We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions.  We do not know if we will be able to complete any acquisitions, or whether we will be able to successfully integrate any acquired business, operate it profitably or retain its key employees.  Integrating any business, product or technology we acquire could be expensive and time-consuming, could disrupt our ongoing business and could distract our management.  If we are unable to integrate any acquired entities, products or technologies effectively, our business, financial condition and operating results will suffer.  In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings.  In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders.  In addition, any amortization of intangible assets, write-down of impaired assets or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

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

        *    a prohibition on stockholder actions through written consent;

        *    a requirement that special meetings of stockholders be called only by our chief executive officer or board of directors;

        *    advance notice requirements for stockholder proposals and director nominations by stockholders;

        *    limitations on the ability of stockholders to amend, alter or repeal our by-laws; and

        *    the authority of our board to issue, without stockholder approval, preferred stock with such terms as the board may determine.

         We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds).  We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities.  It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.  Based on sensitivity analysis performed on our financial investments held as of March 31, 2005, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.3 million decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan, which are subject to currency fluctuations.  We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material.  A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales.  As of October 1, 2004, substantially all our sales in Japan are denominated in Japanese yen.   From time to time, we may enter into forward exchange contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period.  As of March 31, 2005, we had one forward contract outstanding with a contract value of $1.4 million.  We do not use derivative financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

      A discussion regarding pending legal proceedings is included in Part 1, Item 3, "Legal Proceedings," included in our
Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6.   Exhibits

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

                                                                                                        Rudolph Technologies, Inc.

Date: May 10, 2005                                                                              By:  /s/ Paul F. McLaughlin
                                                                                                               Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer
Date: May 10, 2005                                                                               By:   /s/ Steven R. Roth
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

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
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

Date:  May 10, 2005

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

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
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

Date: May 10, 2005

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: May 10, 2005                                                                               By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: May 10, 2005                                                                              By:   /s/ Steven R. Roth
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