Form 10-Q/A
period 2005-03-31
RUDOLPH TECHNOLOGIES INC
filed 2005-06-21
CIK 1094392

UNITED STATES
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

TABLE OF CONTENTS

Explanatory Note

PART II    OTHER INFORMATION

Item 5.	Other Information
Item 6.	Exhibits
Signatures
Form of Restricted Stock Agreement

Explanatory Note

    This Amendment No. 1 to this Quarterly Report on Form 10-Q/A is being filed in order to provide the information contained in Item 5, "Other Information." We are also including the Signature Page and Exhibits 31.1 and 31.2 and adding Exhibit 10.1.

PART II    OTHER INFORMATION

ITEM 5. Other Information

     As previously reported, on  January 27, 2005, the board of directors (the "Board") of Rudolph Technologies, Inc. (the "Company"), upon the recommendation of the Compensation Committee of the Board, granted the following restricted stock awards (each such grant, an "Award") of shares of Company common stock, par value $0.001 per share (the "Restricted Shares"), under the Company's 1999 Stock Plan

Name	Title	Number of Shares of Restricted Stock Granted
Paul McLaughlin	Chairman and Chief Executive Officer	50,000
Nathan Little	Executive Vice President	20,500
Robert Loiterman	Senior Vice President, Manufacturing & Engineering	17,500
Steven Roth	Senior Vice President, Finance and Administration & Chief Financial Officer	14,500
John Kurdock	Vice President of Manufacturing	14,500
Robert DiCrosta	Vice President of Global Customer Support	6,000
George Collins	Vice President and General Manager of the Key Accounts Business Unit	4,000
Robert Koch	Vice President & General Counsel	4,000
Ajay Khanna	Vice President of International Sales	4,000
	Total	134,000

     Each of the above Awards will vest as to 20% of the total number of shares subject to such Award on each of the first five annual anniversary dates of the grant of the Award. Upon issuance, the Restricted Shares may not be transferred, alienated, pledged, encumbered or assigned (such transfer restrictions, the "Restrictions"). Notwithstanding the foregoing, all of the Restricted Shares vest and the Restrictions cease to apply in the event of a merger of the Company with or into another corporation, or the sale of substantially all of the assets of the Company, in connection with which the successor corporation does not assume the Award or substitute an equivalent right for the Award. Should the successor corporation assume the Award or substitute an equivalent right, then no such vesting shall apply and the Restrictions shall continue to apply.  If the grantee ceases to serve as an employee of the Company, any Restricted Shares still subject to the Restrictions shall immediately be forfeited. The fair market value of the Restricted Shares on the date of grant was $16.83 per share. The foregoing summary of the terms of the Awards granted is qualified in its entirety by the full text of the form of Restricted Stock Agreement included as Exhibit 10.13 to this  Amendment No. 1 to this Quarterly Report on Form 10-Q/A and incorporated herein by reference.

Item 6.   Exhibits

        Exhibit No.      Description

           10.13            Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (filed with Rudolph Technologies,
                                  Inc.'s Current Report on Form 8-K filed on June 21, 2005 and incorporated herein by reference).

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

                                                                                                        Rudolph Technologies, Inc.

Date: June 21, 2005                                                                              By:  /s/ Paul F. McLaughlin
                                                                                                               Paul F. McLaughlin
                                                                                                                Chairman and Chief Executive Officer
Date: June 21, 2005                                                                               By:   /s/ Steven R. Roth
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

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT SECTION OF 2002

I, Paul F. McLaughlin, certify that:

  I have reviewed this quarterly report on Form 10-Q/A of Rudolph Technologies, Inc.;

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

Date:  June 21, 2005

By: /s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT SECTION OF 2002

I, Steven R. Roth, certify that:

  I have reviewed this quarterly report on Form 10-Q/A of Rudolph Technologies, Inc.;

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

Date: June 21, 2005

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer