Form 10-Q
period 2005-06-30
RUDOLPH TECHNOLOGIES INC
filed 2005-08-08
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: June 30, 2005

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

        The number of outstanding shares of the Registrant's Common Stock on July 26, 2005 was 16,920,895.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$ 26,396	$ 12,627
Marketable securities	51,874	64,120
Accounts receivable, net	27,512	20,827
Inventories	31,210	33,996
Prepaid expenses and other current assets	2,974	3,050
Total current assets	139,966	134,620
Net property, plant and equipment	7,378	8,330
Goodwill	13,245	13,245
Identifiable intangible assets, net	9,066	9,504
Other assets	7,822	5,581
Total assets	$ 177,477	$ 171,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 8,130	$ 9,313
Other current liabilities	7,288	5,192
Total current liabilities	15,418	14,505

Commitments and contingencies

Stockholders' equity:
Common stock	17	17
Additional paid-in capital	146,593	142,986
Accumulated other comprehensive loss	(1,309)	(1,442)
Retained earnings	18,824	15,214
Unearned compensation	(2,066)	-
Total stockholders' equity	162,059	156,775
Total liabilities and stockholders' equity	$ 177,477	$ 171,280

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$ 21,385	$ 20,433	$ 44,442	$ 39,325
Cost of revenues	11,266	10,533	23,561	20,821
Gross profit	10,119	9,900	20,881	18,504
Operating expenses:
Research and development	3,005	4,145	6,376	8,316
Selling, general and administrative	4,836	3,678	10,158	6,971
Amortization	219	219	438	438
Total operating expenses	8,060	8,042	16,972	15,725
Operating income	2,059	1,858	3,909	2,779
Interest income and other, net	417	251	841	600
Income before income taxes	2,476	2,109	4,750	3,379
Provision for income taxes	615	617	1,140	909
Net income	$ 1,861	$ 1,492	$ 3,610	$ 2,470
Earnings per share:
Basic	$ 0.11	$ 0.09	$ 0.21	$ 0.15
Diluted	$ 0.11	$ 0.09	$ 0.21	$ 0.15
Weighted average shares outstanding:
Basic	16,896,480	16,740,759	16,868,991	16,717,084
Diluted	16,928,358	16,892,059	16,925,316	16,968,741

  The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 3,610	$ 2,470
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization	438	438
Depreciation	845	615
Net loss on sale of marketable securities	151	106
Stock-based compensation	218	-
Tax benefit from sale of shares through employee stock plans	113	183
Provision for (recovery of) doubtful accounts	(68)	74
Deferred income taxes	(64)	-
Decrease (increase) in assets:
Accounts receivable	(8,215)	(7,568)
Inventories	3,077	(3,963)
Prepaid expenses and other assets	876	890
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(808)	1,616
Other current liabilities	1,860	1,177
Net cash provided by (used in) operating activities	2,033	(3,962)
Cash flows from investing activities:
Net decrease (increase) in marketable securities	11,933	(6,453)
Acquisition costs for business combinations	(300)	-
Capitalized software	(479)	(286)
Purchases of property, plant and equipment	(505)	(630)
Net cash provided by (used in) investing activities	10,649	(7,369)
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	1,210	888
Net cash provided by financing activities	1,210	888
Effect of exchange rate changes on cash	(123)	(12)
Net increase (decrease) in cash and cash equivalents	13,769	(10,455)
Cash and cash equivalents at beginning of period	12,627	28,220
Cash and cash equivalents at end of period	$ 26,396	$ 17,765

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month periods ended June 30, 2005 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2.   Stock-Based Compensation

      At June 30, 2005, the Company has stock-based employee compensation plans.   The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  As such, compensation expense for stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.    The Company may also grant restricted stock units.  Restricted stock units are issued on the date of grant and typically vest annually over a five year period or as otherwise determined by the Plan Administrator.  No restricted stock units were issued during the three months ended June 30, 2005 and 134,000 restricted stock units were issued during the six months ended June 30, 2005.  No restricted stock units were issued during 2004.  The fair market value of the restricted stock units at the date of grant is recorded as unearned compensation in stockholders' equity and is amortized to expense ratably over the vesting period.   Total compensation expense related to these awards was $113 and $189 for the three and six months ended June 30, 2005, respectively.   The Company has adopted the disclosure standards of  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options, as defined in SFAS No. 123, had been applied.  The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$ 1,861	$ 1,492	$ 3,610	$ 2,470
Add: Stock-based employee compensation expense included in reported net income, net of related income tax benefits	88	-	136	-
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	7,429	1,444	8,661	2,818
Pro forma net income (loss)	$ (5,480)	$ 48	$ (4,915)	$ (348)
Net income (loss) per share:
Basic-as reported	$ 0.11	$ 0.09	$ 0.21	$ 0.15
Basic-pro forma	$ (0.32)	$ 0.00	$ (0.29)	$ (0.02)
Diluted-as reported	$ 0.11	$ 0.09	$ 0.21	$ 0.15
Diluted-pro forma	$ (0.32)	$ 0.00	$ (0.29)	$ (0.02)

          There were no options granted under the Employee Stock Purchase Plan (ESPP) during the three and six months ended June 30, 2005.  There were no stock options granted under the 1999 Stock Plan for the three months ended June 30, 2005.  The fair value of each stock option granted during the six month period ended June 30, 2005 and during the three and six month periods ended June 30, 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock Options:	2005	2004	2005	2004
Expected life (years)	-	5.0	5.0	5.0
Expected volatility	-	48.7%	50.9%	67.7%
Expected dividend yield	-	0.0%	0.0%	0.0%
Risk-free interest rate	-	3.7%	3.9%	3.0%
Weighted average fair value of options granted during the period	-	$ 8.22	$ 7.55	$ 14.09

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Employee Stock Purchase Plan Shares:	2005	2004	2005	2004
Expected life (years)	-	1.4	-	1.4
Expected volatility	-	55.6%	-	55.6%
Expected dividend yield	-	0.0%	-	0.0%
Risk-free interest rate	-	1.5%	-	1.5%
Weighted average fair value of options granted during the period	-	$ 6.31	-	$ 6.31

        Effective April 14, 2005, the Company accelerated the vesting of all unvested stock options awarded to employees, officers and other eligible participants under the Company's 1999 Stock Plan.  A total of 959,059 options to purchase shares of Rudolph stock became immediately exercisable as a result of the vesting acceleration, however only 86,984 of the stock options, or 9% of the total accelerated shares, were "in the money." These options were typically scheduled to incrementally vest beginning on the first anniversary of their respective grant date. The Company recognized a de minimus charge in the second quarter of 2005 as a result of the acceleration. The Company took this action because it will produce a more favorable impact on the Company's future results of operations in light of the Company's anticipated adoption of SFAS No. 123R, effective January 1, 2006. By accelerating the vesting of these options, the Company believes it will save approximately $7.0 million in future compensation expense that would have been required to be expensed, beginning January 1, 2006, over the remaining option lives using its current valuation models.  In addition, effective May 1st, the Company also amended its ESPP. The amendments remove the "look back" provision, that was previously a part of the ESPP and reduced the discount for purchasing shares of the Company's stock to five percent. These modifications to the ESPP have been made as a result of the Company's anticipated adoption of SFAS No. 123R.

NOTE 3.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net.  Net realized losses on available-for-sale securities were $98 and $151 for the three and six months ended June 30, 2005 and $121 and $106 for the three and six months ended June 30, 2004.  Gross unrealized gains on available-for-sale securities were $51 and $54 as of June 30, 2005 and December 31, 2004, respectively.  Gross unrealized losses on available-for-sale securities were $812 and $557 as of June 30, 2005 and December 31, 2004, respectively.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired at June 30, 2005.

NOTE 4.    Identifiable Intangible Assets

 Identifiable intangible assets:

        Identifiable intangible assets as of June 30, 2005 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 2,223	$ 868
Patented technology	16 years	9,900	1,702	8,198
Total identifiable intangible assets		$ 12,991	$ 3,925	$ 9,066

        Identifiable intangible assets as of December 31, 2004 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 2,095	$ 996
Patented technology	16 years	9,900	1,392	8,508
Total identifiable intangible assets		$ 12,991	$ 3,487	$ 9,504

      Intangible asset amortization expense for each of the three and six months ended June 30, 2005 and 2004 was $219 and $438, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense amounts to $876 for 2005, 2006 and 2007, $842 for 2008 and $618 for 2009.

NOTE 5.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $243 and $323 as of June 30, 2005 and December 31, 2004, respectively.

NOTE 6.    Inventories
	June 30,	December 31,
	2005	2004
Materials	$ 16,850	$ 20,485
Work-in-process	8,130	8,507
Finished goods	6,230	5,004
Total inventories	$ 31,210	$ 33,996

NOTE 7.   Property, Plant and Equipment
	June 30,	December 31,
	2005	2004
Land and building	$ 5,223	$ 5,169
Machinery and equipment	3,425	3,991
Furniture and fixtures	1,492	1,473
Computer equipment	3,504	3,410
Leasehold improvements	1,181	946
	14,825	14,989
Accumulated depreciation	(7,447)	(6,659)
Net property, plant and equipment	$ 7,378	$ 8,330

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

        Changes in the Company's warranty reserves are as follows:

	Six Months Ended June 30,
	2005	2004
Balance, beginning of the period	$ 1,209	$ 950
Provision for warranties issued during the period	1,023	812
Consumption of reserves	(969)	(694)
Balance, end of the period	$ 1,263	$ 1,068

            New Operating Lease

        On June 9, 2005, the Company entered into a ten year and six month lease agreement with Mount Olive Industrial Realty Company LLC to lease approximately 83,488 square feet of manufacturing and office space. This location will serve as its manufacturing, engineering and customer support and training facility. The Company will begin occupying the space at the end of the third quarter in 2005.   Total future minimum rent payments will be approximately $0, $223, $696, $768 and $809 in 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE 9.   Preferred Share Purchase Rights

      On June 27, 2005, the Board of Directors of the Company adopted a Stockholder Rights Plan (the Rights Plan).    Pursuant to the Rights Plan, the Company's Board declared a dividend distribution of one Preferred Share Purchase Right (a Right) on each outstanding share of Company common stock.  Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of Rudolph common stock or announces a tender offer for 15% or more of the common stock.  Under certain circumstances, each Right will entitle stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of Rudolph at an exercise price of $120.  The Company's Board will be entitled to redeem the Rights at $0.001 per Right at any time before a person has acquired 15% or more of the outstanding common stock.

        Each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of common shares of Rudolph having a market value at that time of twice the Right's exercise price, other than Rights held by the Acquiring Person which will become void and will not be exercisable. An Acquiring Person is defined as a person who acquires 15% or more of the outstanding common stock of Rudolph. If Rudolph is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the Company's common shares having a market value at that time of twice the Right's exercise price.

        The dividend distribution to establish the new Rights Plan will be payable to stockholders of record on June 28, 2005. The Rights distribution is not taxable to stockholders.  The Rights Plan will expire in 2015.  The adoption of the Rights Plan has no impact on the financial position or results of operations of the Company.

NOTE 10.   Interest Income and Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$ 510	$ 334	$ 982	$ 668
Net realized losses on sales of marketable securities	(98)	(121)	(151)	(106)
Rental income	5	38	10	38
Total interest income and other, net	$ 417	$ 251	$ 841	$ 600

NOTE 11.   Comprehensive Income

        The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$ 1,861	$ 1,492	$ 3,610	$ 2,470
Change in net unrealized gains (losses) on investments, net of tax	103	(413)	(162)	(347)
Change in currency translation adjustments	338	7	295	99
Total comprehensive income	$ 2,302	$ 1,086	$ 3,743	$ 2,222

NOTE 12.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options for the 2005 and 2004 periods.  In addition, the 2005 period contains the dilutive effect of restricted stock units.   During the three and six months ended June 30, 2005 and 2004, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three and six months ended June 30, 2005,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,558,628 and 2,006,233, respectively.

        The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income	$ 1,861	$ 1,492	$ 3,610	$ 2,470
Denominator:
Basic earnings per share - weighted average shares outstanding	16,896,480	16,740,759	16,868,991	16,717,084
Effect of potential dilutive securities:
Employee stock options and restricted stock units- dilutive shares	31,878	151,300	56,325	251,657
Diluted earnings per share - weighted average shares outstanding	16,928,358	16,892,059	16,925,316	16,968,741
Earnings per share:
Basic	$ 0.11	$ 0.09	$ 0.21	$ 0.15
Diluted	$ 0.11	$ 0.09	$ 0.21	$ 0.15

NOTE 13.   Segment Reporting and Geographic Information

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

The following table lists the different sources of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue Type
Systems:
Metrology	59%	77%	68%	78%
Inspection	20%	-	10%	2%
Parts	8%	12%	9%	10%
Services	12%	9%	11%	9%
Licensing	1%	2%	2%	1%

Total	100%	100%	100%	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
United States	$ 3,819	$ 8,077	$ 11,365	$ 11,465
Asia	11,549	8,362	24,675	22,915
Europe	6,017	3,994	8,402	4,945
Total	$ 21,385	$ 20,433	$ 44,442	$ 39,325

        Customers comprising 10% or more of revenue:

	Six Months Ended
	June 30,
	2005	2004
Customer A	21.1%	13.5%
Customer B	10.5%	10.0%
Customer C	7.9%	17.5%

NOTE 14.   Recent Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.   The statement establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.   The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006 and does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial position and results of operations.

        In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of  SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

NOTE 15.   Reclassifications

        The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days, from cash and cash equivalents to marketable securities. This resulted in an increase in cash flows used in investing activities of approximately $6.0 million on the consolidated statement of cash flows for the six months ended June 30, 2004.

        In addition, certain prior year amounts have been reclassified to conform to current financial statement presentation.

NOTE 16.   Business Combinations

            On June 28, 2005, the Company announced it has signed a definitive merger agreement with August Technology Corporation.  The transaction was unanimously approved by the board of directors of both companies, and is subject to customary regulatory approvals and shareholder vote of each company.  The Company anticipates the merger to close in the fourth quarter of 2005.  The combined company will continue to be known as Rudolph Technologies, Inc. Under the terms of the agreement, each August Technology shareholder may elect to receive either $10.50 per share in cash or 0.7625 of a share of Rudolph common stock for each share of August Technology that it owns immediately prior to completion of the merger, subject to the proration and allocation procedures set forth in the merger agreement.   The merger agreement requires that the total consideration to be paid in the merger include a minimum of $37.2 million and up to a maximum of $60.0 million of cash.   August Technology shareholders who make a valid election will receive priority to have their request for cash or Rudolph common stock fulfilled over shareholders who do not make an election.  In addition, if the merger agreement is terminated prior to completion of the merger, termination fees plus expenses up to $10.2 million would be payable by the terminating party.  During three months ended June 30, 2005, the Company capitalized $1.4 million of direct costs associated with the merger.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets.  At June 30, 2005, we had a valuation allowance of $629 for a portion of the deferred tax assets attributable to foreign net operating loss carryforwards due to the uncertainty of future earnings of our Netherlands subsidiary.  The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.   The Statement establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.   The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We will adopt this pronouncement beginning in fiscal year 2006 and we do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated financial position and results of operations.

        In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of  SFAS No. 143, “Accounting for Asset Retirement Obligations.”   The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The interpretation is not expected to have a material impact on our consolidated financial position and results of operations.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2005 and 2004

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

        Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 5 - 15% for 2005.  We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book to bill ratio.  The book to bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments.  A book to bill above one shows that equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The three month rolling average North American semiconductor equipment book to bill ratio was 0.93 for the month of June 2005.

        Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue.   In the six month period ended June 30, 2005 and for the years ended December 31, 2004, 2003 and 2002, sales to end user customers that individually represented at least five percent of our revenues accounted for 70.0%, 53.4%, 59.4%, and 46.8% of our revenues, respectively.  For the six month period ended June 30, 2005 and for the years ended December 31, 2004, 2003 and 2002, sales to Intel accounted for 21.1%, 23.2%, 35.3% and 46.8% of our revenues, respectively.  In the six month period ended June 30, 2005, sales to Samsung America, Inc. accounted for 10.5% of our revenues.

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

       A significant portion of our revenues has been derived from customers outside of the United States.  In the six month period ended June 30, 2005, approximately 74.4% of our revenues were derived from customers outside of the United States, of which 55.5% were derived from customers in Asia and 18.9% were derived from customers in Europe.  In 2004, approximately 69.1% of our revenues were derived from customers outside of the United States, of which 59.6% were derived from customers in Asia and 9.5% were derived from customers in Europe.  In 2003, approximately 65.4% of our revenues were derived from customers outside of the United States, of which 39.9% were derived from customers in Asia and 25.5% were derived from customers in Europe.  In 2002, approximately 40.6% of our revenues were derived from customers outside of the United States, of which 30.1% were derived from customers in Asia and 10.4% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

       Effective October 2004, we opened a new direct sales and support operation in Japan. The new operation offers our customers in Japan a direct link to us.  We have established a main office in Takatsu, Japan, with branch operations in Osaka and on Kyushu Island.   We currently have an installed base of more than 500 metrology tools in Japan. Tokyo Electron Limited previously served as our Japanese distributor for over twenty years.   The transition from our distributor arrangement with Tokyo Electron Limited is expected to take 12 - 15 months.   As part of the transition, our operations are staffed with some of the same support personnel that supported our products at Tokyo Electron Limited. As a result, our new operations in Japan will increase our infrastructure costs and impact our gross profit and selling, general and administrative expenses.

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

        Revenues. Our revenues are derived from the sale of our systems, services, spare parts and licensing.  Our revenues were $21.4 million and $44.4 million for the three and six month periods ended June 30, 2005, compared to $20.4 million and $39.3 million for the three and six month periods ended June 30, 2004, representing a increases of 4.7% and 13.0% for the respective periods.

        The following table lists the different sources of our revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue Type
Systems:
Metrology	59%	77%	68%	78%
Inspection	20%	-	10%	2%
Parts	8%	12%	9%	10%
Services	12%	9%	11%	9%
Licensing	1%	2%	2%	1%

Total	100%	100%	100%	100%

         Systems revenue has decreased as a percentage of revenue for the six month period ended June 30, 2005, compared to the six month period ended June 30, 2004 due to a softening in demand in the semiconductor capital equipment manufacturing sector.  System revenue generated by our latest product releases and major enhancements in each of our product families amounted to 35% of total revenue for the six month period ended June 30, 2005.  Parts and service revenue is slightly higher as a percentage of revenue for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 as customers continue to spend more on repair and maintenance of their existing equipment.  In addition, parts and service revenue has increased as a result of our direct sales operations in Japan.  Parts and services revenues are generated from part sales, maintenance service contracts, as well as time and material billable service calls.  In periods of prolonged recovery, we expect systems revenues as a percentage of revenue to increase and parts and service revenues as a percentage of revenue to decrease as customers buy new equipment.

        Deferred revenues of $3.4 million are recorded in other current liabilities at June 30, 2005 and primarily consisted of $1.1 million for systems awaiting acceptance and $2.3 million for deferred maintenance agreements.

        Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $10.1 million and $20.9 million for the three and six month periods ended June 30, 2005, compared to $9.9 million and $18.5 million for the three and six month periods ended June 30, 2004.  Our gross profit represented 47.3% and 47.0% of our revenues for the three and six month periods ended June 30, 2005 and 48.5% and 47.1% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the three month period ended June 30, 2005, compared to the three month period ended June 30, 2004 is primarily due to higher foreign operations costs resulting from our investment in direct sales and support services in Japan.   The decrease in gross profit as a percentage of revenue for the six month period ended June 30, 2005, compared to the six month period ended June 30, 2004 is primarily due to increased foreign operations costs, partially offset by an increase in inspection tool revenue.

        Research and Development. The thin film transparent, opaque process control and macro-defect inspection metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $3.0 million and $6.4 million for the three and six month periods ended June 30, 2005, compared to $4.1 million and $8.3 million for the same periods in the prior year.  Research and development expense represented 14.1% and 14.3% of our revenues for the three and six month periods ended June 30, 2005, compared to 20.3% and 21.1% of revenues for the same periods in the prior year.   The year over year dollar decrease in research and development expenses primarily reflects the timing of project costs, lower headcount and cost containment initiatives implemented during the second quarter of 2005.   We anticipate research and development expense will be approximately 14% of revenues for the three month period ended September 30, 2005.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $4.8 million and $10.2 million for the three and six month periods ended June 30, 2005, compared to $3.7 million and $7.0 million for the same periods in the prior year.  Selling, general and administrative expense represented 22.6% and 22.9% of our revenues for the three and six month periods ended June 30, 2005 compared to 18.0% and 17.7% of our revenues for the same periods in the prior year.  The year over year dollar increase in selling, general and administrative expense was primarily due to higher foreign operations costs, primarily resulting from our investment in direct sales and support services in Japan, and increased costs associated with our mergers and acquisitions (M&A) activities during the three months ended March 31, 2005.  We currently anticipate that selling, general and administrative expenses will represent approximately 22% of revenue for the three month period ended September 30, 2005.

        Interest income and other, net.    Interest income and other, net was $0.4 million and $0.8 million for the three and six month periods ended June 30, 2005, compared to $0.3 million and $0.6 million for the same periods in the prior year.  Interest income and other, net consisted primarily of interest income, realized gains and losses on sales of marketable securities and rental income.  The year over year increases in interest income and other, net in the three and six month periods ended June 30, 2005 were primarily attributable to increases in interest income of $0.2 million and $0.3 million in the respective periods.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $0.6 million and $1.1 million for the three and six month periods ended June 30, 2005 compared to $0.6 million and $0.9 million for the same periods in the prior year.  Our effective tax rate for the six month period ended June 30, 2005 is 24.0%, compared to 26.9% in the prior year periods.  Our anticipated effective tax rate is different than the expected federal tax rate of 34% primarily as a result of state taxes and the positive impact of our research and experimentation tax credits.

Liquidity and Capital Resources

        At June 30, 2005, we had $78.3 million of cash, cash equivalents and marketable securities and $124.5 million in working capital.  At December 31, 2004, we had $76.7 million of cash, cash equivalents and marketable securities and $120.1 million in working capital.

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

        Operating activities provided $2.0 million and used $4.0 million in cash for the six month periods ended June 30, 2005 and 2004, respectively.  The net cash provided by operating activities during the six month period ended June 30, 2005 was primarily a result of a decrease in inventories of $3.1 million, an increase in other current liabilities of $1.9 million, profit before depreciation and amortization of $4.9 and a decrease in prepaid expenses and other assets of $0.9 million, partially offset by an increase in accounts receivable of $8.2 million.  The increase in receivables is primarily due to the timing of shipments towards the end of the quarter and longer collection times in Japan.   The net cash used in operating activities during the six month period ended June 30, 2004 was primarily a result of an increase in accounts receivable of $7.6 million and an increase in inventories of $4.0 million, partially offset by an increase in accrued liabilities and accounts payable of $1.6 million, an increase in other current liabilities of $1.2 million and profit before depreciation and amortization of $3.5 million.

        Net cash provided by investing activities during the six month period ended June 30, 2005 of $10.6 million was due to a net decrease in marketable securities of $11.9 million, partially offset by an increase in capitalized software of $0.5 million, acquisition costs for business combinations of $0.3 million and capital expenditures of $0.5 million.  Net cash used in investing activities during the six month period ended June 30, 2004 of $7.4 million was due to a net increase in marketable securities of $6.5 million, capitalized software of $0.3 million and capital expenditures of $0.6 million.

        Net cash provided by financing activities for the six month periods ended June 30, 2005 and 2004 of $1.2 million and $0.9 million, respectively, was a result of proceeds received from sales of shares through employee stock plans.

        From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all or a portion of the purchase price for these acquisitions in cash.  On June 28, 2005, we signed a definitive merger agreement with August Technology Corporation.  The transaction was unanimously approved by the board of directors of both companies, is subject to regulatory approvals and shareholder vote of each company, and is expected to close in the fourth quarter of 2005.  The agreement requires that the total consideration for the transaction will include a minimum of $37.2 million up to a maximum of $60.0 million of cash subject to shareholder election.

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

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues

        We obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers.  Our dependence on limited source suppliers of components and our lack of long-term contracts with many of our suppliers exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality.   Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales.  From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers.  The lead time required for shipments of some of our components can be as long as four months.  In addition, the lead time required to qualify new suppliers for lasers could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months.  If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems.  Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations.

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2002, 2003, 2004 and for the six months ended June 30, 2005, sales to end user customers that individually represented at least five percent of our revenues accounted for, in the aggregate, 46.8%, 59.4%, 53.4% and 70.0% of our revenues.  In 2002, 2003, 2004 and for the six months ended June 30, 2005, sales to Intel, a key customer, accounted for 46.8%, 35.3%, 23.2% and 21.1%, respectively, of our revenues.  For the six months ended June 30, 2005, sales to Samsung America, Inc., a key customer, accounted for 10.5% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue.  If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

Our operating results have varied and will likely continue to vary significantly from quarter to quarter in the future, causing volatility in our stock price

        Our quarterly operating results have varied in the past and will likely continue to vary significantly from quarter to quarter in the future, causing volatility in our stock price.  Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

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

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline

        Variations in the length of our sales cycles could cause our revenues, and consequently, our business, financial condition and operating results, to fluctuate widely from period to period.  This variation could cause our stock price to decline.  Our customers generally take a long time to evaluate our film metrology systems and many people are involved in the evaluation process.  We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems in the semiconductor fabrication process.  The length of time it takes for us to make a sale depends upon many factors, including:

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

If new products developed by us do not gain general market acceptance, we will be unable to generate revenues and recover our research and development costs

        Metrology and inspection product development is inherently risky because it is difficult to foresee developments in semiconductor device manufacturing technology, coordinate technical personnel, and identify and eliminate system design flaws.  Any new systems we introduce may not achieve or sustain a significant degree of market acceptance and sales.

        We expect to spend a significant amount of time and resources developing new systems and refining our existing systems.  In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of those systems.  Our ability to commercially introduce and successfully market new systems is subject to a wide variety of challenges during the development cycle, including start-up bugs, design defects, and other matters that could delay introduction of these systems.  In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that are placed may be cancelled.  As a result, if we do not achieve market acceptance of new products, we may be unable to generate sufficient revenues to recover our research and development costs.

Even if we are able to develop new products that gain market acceptance, sales of these new products could impair our ability to sell existing products

        Competition from our new systems could have a negative effect on sales of our existing systems and the prices that we could charge for these systems.  We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our new or next generation systems.   This diversion of resources could have a further negative effect on sales of our current systems.

If our relationships with our large customers deteriorate, our product development activities could be adversely affected

        The success of our product development efforts depends on our ability to anticipate market trends and the price, performance and functionality requirements of semiconductor device manufacturers. In order to anticipate these trends and ensure that critical development projects proceed in a coordinated manner, we must continue to collaborate closely with our largest customers.  Our relationships with these and other customers provide us with access to valuable information regarding trends in the semiconductor device industry, which enables us to better plan our product development activities.  If our current relationships with our large customers are impaired, or if we are unable to develop similar collaborative relationships with important customers in the future, our product development activities could be adversely affected.

Our ability to reduce costs is limited by our ongoing need to invest in research and development

        Our industry is characterized by the need for continual investment in research and development as well as customer service and support.  As a result, our operating results could be materially harmed if operating costs associated with our research and development activities increase in the future.

We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage

        Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent, trade secret and trademark law to protect that technology.  If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage.  We own or have licensed a number of patents relating to our transparent and opaque thin film metrology and macro-defect inspection systems, and have filed applications for additional patents.   Any of our pending patent applications may be rejected, and we may be unable to develop additional proprietary technology that is patentable in the future.  In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties.   Further, third parties may also design around these patents.

        In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology.  We routinely enter into confidentiality agreements with our employees and other third parties.  However, in the event that a confidentiality agreement is breached, we may not have adequate remedies.  Our confidential and proprietary information and technology might also be independently developed by, or become otherwise known to, third parties.

Successful infringement claims by third parties could result in substantial damages, lost product sales and the loss of important intellectual property rights

        Our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties.  From time to time we may receive communications from third parties asserting that our products or systems infringe, or may infringe, the proprietary rights of these third parties.  These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction.  Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenues.  We may also be required to obtain a license from the third party or cease activities utilizing the third party's proprietary rights.  We may not be able to enter into such a license or such a license may not be available on commercially reasonable terms.  Accordingly, the loss of important intellectual property rights could hinder our ability to sell our systems, or make the sale of these systems more expensive.

Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, has in the past resulted and may in the future result in costly and time-consuming litigation

        We may be required to initiate litigation in order to enforce any patents issued to or licensed by us, or to determine the scope or validity of a third party's patent or other proprietary rights.  In addition, we may be subject to lawsuits by third parties seeking to enforce their own intellectual property rights.  Any litigation, regardless of outcome, could be expensive and time consuming, and could subject us to significant liabilities or require us to re-engineer our products or obtain expensive licenses from third parties.

Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States

        In 2002, 2003, 2004 and the six months ended June 30, 2005, 40.6%, 65.4%, 69.1% and 74.4%, respectively, of our revenue was derived from sales in foreign countries, including certain countries in Asia, such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent prosecution process, in Taiwan the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.  Consequently, there is a risk that Rudolph may be unable to adequately protect its proprietary rights in certain foreign countries.  If this occurs, it would be easier for our competitors to sell competing products in these countries.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

        The market for semiconductor capital equipment is highly competitive.  We face substantial competition from established companies in each of the markets we serve.  We principally compete with KLA-Tencor, Therma-Wave and August Technology.  We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics, Sopra and Leica. Each of our products also competes with products that use different metrology techniques.  Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.   As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products.  Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.  Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment.  We believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers.  However, some of our competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers.

        Many of our competitors are investing heavily in the development of new systems that will compete directly with our systems.   We have from time to time selectively reduced prices on our systems in order to protect our market share, and competitive pressures may necessitate further price reductions.  We expect our competitors in each product area to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics.  These product introductions would likely require us to decrease the prices of our systems and increase the level of discounts that we grant our customers.

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

We must attract and retain key personnel with knowledge of semiconductor device manufacturing and metrology equipment to help support our future growth, and competition for such personnel in our industry is high

        Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel.  The loss of any of these key personnel, each of whom would be extremely difficult to replace, could harm our business and operating results.  During downturns in our industry, we have often experienced significant employee attrition, and we may experience further attrition in the event of future downturns.  Although we have employment and noncompetition agreements with key members of our senior management team, including Messrs. McLaughlin, Loiterman and Roth, these individuals or other key employees may still leave us.  We do not have key person life insurance on any of our executives.  In addition, to support our future growth, we will need to attract and retain additional qualified employees.   Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

We manufacture all of our systems at a single facility, and any prolonged disruption in the operations of that facility could have a material adverse effect on our revenues

        We produce all of our systems in our manufacturing facility located in Ledgewood, New Jersey.  Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility.  As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, destruction of or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines.  If we cannot timely deliver our systems, our revenues could be materially and adversely affected.

If we are unsuccessful in our transition from an independent distributor to a direct sales operation in Japan, our financial results and customer relationships could be adversely affected

        Historically, a portion of our sales in Japan have been made to an independent distributor, Tokyo Electron Limited (TEL).  In 2002, 2003, 2004 and the six months ended June 30, 2005, sales to TEL accounted for 6.8%, 9.5%, 5.8% and 0.4%, respectively, of our revenues. TEL has historically served as our Japanese distributor.  Effective October 2004, however, we opened a new direct sales and support operation in Japan to offer our Japanese customers a direct link to us. We have entered into a transition arrangement with TEL that expires on December 31, 2005.   If we are unsuccessful with the transition to directly providing sales and services in Japan, our financial results and ability to support our Japanese customers could be adversely affected.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 30.1%, 39.9%, 59.6% and 55.5%, respectively, of our revenues in 2002, 2003, 2004 and the six months ended June 30, 2005.  Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.  We expect that political or economic instability in the Asian markets we service could adversely affect our sales and results of operations in future periods.

Our significant level of international sales subjects us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 40.6%, 65.4%, 69.1% and 74.4%, respectively, of our revenues in 2002, 2003, 2004 and the six months ended June 30, 2005.  We anticipate that international sales will account for a significant portion of our revenue during at least the next five years.   Due to the significant level of our international sales, we are subject to a number of material risks, including:

        Unexpected changes in regulatory requirements including tariffs and other market barriers. The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products.  Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargoes, excise taxes or other restrictions imposed by their governments on trade with United States companies such as ourselves.  Any restrictions of these types could result in a reduction in our sales to customers in these countries.

        Political and economic instability.   We are subject to various global risks related to political and economic instabilities in countries in which we derive sales.  If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the U.S., these events may result in reduced demand for our products.  There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea.  In addition, several Asian countries, particularly Japan, have experienced significant economic instability. An outbreak of hostilities or other political upheaval in Taiwan or South Korea, or an economic downturn in Japan, would likely harm the operations of our customers in these countries.  The effect of these types of events on our revenues could be material because we derive substantial revenues from sales to semiconductor device foundries in Taiwan such as TSMC and UMC, from memory chip manufacturers in South Korea such as Hynix and Samsung, and from semiconductor device manufacturers in Japan such as NEC and Toshiba.

        Difficulties in staffing and managing foreign branch operations.  During periods of tension between the governments of the United States and certain other countries, it is often difficult for United States companies such as ourselves to staff and manage operations in such countries.

Since a substantial portion of our revenues are derived from sales in other countries but denominated in U.S. dollars, we could experience a significant decline in sales or experience collection problems in the event the dollar becomes more expensive relative to local currencies

        A substantial portion of our international sales are denominated in U.S. dollars.  As a result, if the dollar rises in value in relation to foreign currencies, our systems will become more expensive to customers outside the United States and less competitive with systems produced by competitors outside the United States.  These conditions could negatively impact our international sales.  Foreign sales also expose us to collection risk in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. dollars.

Terrorist attacks and terrorist threats may disrupt our operations and negatively impact our revenues, costs and stock price

        The terrorist attacks in September 2001 in the United States, the U.S. response to these attacks and the resulting decline in consumer confidence has had a substantial adverse impact on the economy.  Any similar future events may disrupt our operations or those of our customers and suppliers.  In addition, these events have had, and may continue to have, an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales.  In addition, any of these events could increase volatility in the U.S. and world financial markets, which, in turn, could adversely affect our stock price, limit the capital resources available to us and our customers or suppliers and/or have a significant impact on our operating results, revenues and costs.

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures.  To this end, we may, from time to time, engage in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future.  We may choose to acquire new and complementary businesses, products, or technologies instead of developing them ourselves.  We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions.  We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate.  Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management.   Our inability to consummate one or more acquisitions on such terms, our failure to realize the intended benefits from one or more acquisitions, could have a material adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of indebtedness and related interest expense and our assumption of unforeseen contingent liabilities.  In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings.  In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders.  In addition, any amortization of intangible assets, write-down of impaired assets or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

We have incurred, and will continue to incur, significant costs and diversion of management resources in connection with the proposed August Technology merger

      We have incurred, and will continue to incur, substantial costs and diversion of management resources in connection with the proposed August Technology merger.  These costs are primarily associated with the fees of attorneys, accountants and financial advisors.  In addition, we have diverted significant management resources in an effort to complete the merger.  If the merger is not completed, we will have incurred these costs and diverted these resources but will have received little or no benefit.

If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease

        Our systems are complex and have occasionally contained errors, defects and bugs when introduced. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed.   Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate these problems.  Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers.  We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems.  Our product liability policy currently provides $1.0 million to $2.0 million of coverage per claim, depending on location of claim, with an overall umbrella limit of $4.0 million.  In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

Provisions of our charter documents and Delaware law, as well as our recently adopted stockholder rights plan, could discourage potential acquisition proposals and/or delay, deter or prevent a change in control of our company

        Provisions of our certificate of incorporation and bylaws, as well as our recently adopted stockholders rights plan, may inhibit changes in control of our company not approved by our board of directors.   These provisions also limit the circumstances in which a premium can be paid for the common stock, and in which a proxy contest for control of our board may be initiated.   These provisions provide for:

* a prohibition on stockholder actions through written consent;

* a requirement that special meetings of stockholders be called only by our chief executive officer or board of directors;

* advance notice requirements for stockholder proposals and director nominations by stockholders;

* limitations on the ability of stockholders to amend, alter or repeal our by-laws;

* the authority of our board to issue, without stockholder approval, preferred stock with such terms as the board may determine; and

* the authority of our board, without stockholder approval, to adopt a
    Stockholders Rights Plan.  Such a Shareholders Rights Plan was adopted by the board of directors on June 27, 2005.

        We are also entitled to avail ourselves of the protections of Section 203 of the Delaware General Corporation Law, which could inhibit changes in control of us.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds).  We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities.  It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.  Based on sensitivity analysis performed on our financial investments held as of June 30, 2005, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.3 million decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan, which are subject to currency fluctuations.  We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material.  A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to sales.  As of October 1, 2004, substantially all our sales in Japan are denominated in Japanese yen.   From time to time, we may enter into forward exchange contracts to hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period.  As of June 30, 2005, we had two forward contracts outstanding with a total contract value of $2.5 million.  We do not use derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of  Stockholders on May 24, 2005.  Out of 16,861,060 shares of Common Stock entitled to vote at such meeting, there were  present in person or by proxy 16,325,663 shares.  At the Annual Meeting the stockholders of Rudolph Technologies, Inc. approved the following matters.

                 An election of directors was held with the following individuals being elected to the Board of Directors:

                        David Belluck, 16,044,137 votes cast for and 281,526 votes withheld;
                        Aubrey C. Tobey, 16,043,501 votes cast for and 282,162 votes withheld.

                 The following is a list of our directors who did not stand for election at such Annual Meeting:  Daniel H. Berry,
                 Paul Craig, Thomas G. Greig, Paul F. McLaughlin, Carl E. Ring, Jr. and Richard F. Spanier.

                 Proposal II submitted to a vote of stockholders at the meeting was to ratify the appointment of KPMG LLP as independent registered public accountants of the Company for the year ending December 31, 2005.  Votes cast were as follows:

                        16,134,524 votes cast for, 190,731 votes cast against and 408 votes abstained.

Item 6.   Exhibits

        Exhibit No.      Description

              2.1              Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant,
                                NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to
                                Exhibit 99.2 to the Company's Schedule 13D filed with the SEC on July 7, 2005).

           10.14             Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company's Schedule 13D filed with the SEC on July 7, 2005).

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

                                                                                                        Rudolph Technologies, Inc.

Date: August 5, 2005                                                                              By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: August 5, 2005                                                                               By:   /s/ Steven R. Roth
                                                                                                                         Steven R. Roth
                                                                                                                         Senior Vice President, Chief Financial Officer
                                                                                                                         and Principal Accounting Officer

EXHIBIT INDEX

         Exhibit No.     Description

              2.1              Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant,
                                NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to
                                Exhibit 99.2 to the Company's Schedule 13D filed with the SEC on July 7, 2005).

           10.14             Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company's Schedule 13D filed with the SEC on July 7, 2005).

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

Date:  August 5, 2005

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

Date: August 5, 2005

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: August 5, 2005                                                                               By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: August 5, 2005                                                                              By:   /s/ Steven R. Roth
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