Form 10-Q
period 2005-09-30
RUDOLPH TECHNOLOGIES INC
filed 2005-11-09
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 2005

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

One Rudolph Road, PO Box 1000
Flanders, New Jersey  07836
(Address of principal executive offices, including zip code)

(973) 691-1300
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [_]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_] No [X]

        The number of outstanding shares of the Registrant's Common Stock on October 25, 2005 was 16,925,858.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$ 39,058	$ 12,627
Marketable securities	46,953	64,120
Accounts receivable, net	21,959	20,827
Inventories	30,948	33,996
Prepaid expenses and other current assets	3,432	3,050
Total current assets	142,350	134,620
Net property, plant and equipment	7,448	8,330
Goodwill	13,245	13,245
Identifiable intangible assets, net	8,847	9,504
Other assets	9,040	5,581
Total assets	$ 180,930	$ 171,280

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 9,610	$ 9,313
Other current liabilities	7,438	5,192
Total current liabilities	17,048	14,505
Other non-current liabilities	399	-
Total liabilities	17,447	14,505

Commitments and contingencies

Stockholders' equity:
Common stock	17	17
Additional paid-in capital	147,059	142,986
Accumulated other comprehensive loss	(1,359)	(1,442)
Retained earnings	19,985	15,214
Unearned compensation	(2,219)	-
Total stockholders' equity	163,483	156,775
Total liabilities and stockholders' equity	$ 180,930	$ 171,280

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$ 20,201	$ 21,845	$ 64,643	$ 61,170
Cost of revenues	10,672	11,447	34,233	32,268
Gross profit	9,529	10,398	30,410	28,902
Operating expenses:
Research and development	3,070	3,913	9,446	12,229
Selling, general and administrative	4,712	3,857	14,870	10,828
Amortization	219	219	657	657
Total operating expenses	8,001	7,989	24,973	23,714
Operating income	1,528	2,409	5,437	5,188
Interest income and other, net	208	923	1,049	1,523
Income before income taxes	1,736	3,332	6,486	6,711
Provision for income taxes	575	1,138	1,715	2,047
Net income	$ 1,161	$ 2,194	$ 4,771	$ 4,664
Earnings per share:
Basic	$ 0.07	$ 0.13	$ 0.28	$ 0.28
Diluted	$ 0.07	$ 0.13	$ 0.28	$ 0.28
Weighted average shares outstanding:
Basic	16,921,560	16,755,374	16,886,530	16,729,557
Diluted	16,959,047	16,819,564	16,935,334	16,925,324

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 4,771	$ 4,664
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization	657	657
Depreciation	1,288	955
Net loss on sale of marketable securities	464	99
Stock-based compensation	396	-
Tax benefit from sale of shares through employee stock plans	133	203
Provision for (recovery of) doubtful accounts	(81)	117
Deferred income taxes	(64)	-
Decrease (increase) in assets:
Accounts receivable	(1,283)	(6,238)
Inventories	3,218	(6,207)
Prepaid expenses and other assets	(1,155)	785
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	404	2,649
Other current liabilities	2,030	2,290
Other non-current liabilities	399	-
Net cash provided by (used in) operating activities	11,177	(26)
Cash flows from investing activities:
Net decrease (increase) in marketable securities	16,575	(7,433)
Purchases of property, plant and equipment	(1,031)	(601)
Capitalized software	(679)	(604)
Acquisition costs for proposed business combinations	(669)	-
Net cash provided by (used in) investing activities	14,196	(8,638)
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	1,325	889
Net cash provided by financing activities	1,325	889
Effect of exchange rate changes on cash	(267)	(3)
Net increase (decrease) in cash and cash equivalents	26,431	(7,778)
Cash and cash equivalents at beginning of period	12,627	28,220
Cash and cash equivalents at end of period	$ 39,058	$ 20,442

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2.   Stock-Based Compensation

      At September 30, 2005, the Company has stock-based employee compensation plans.   The Company accounts for its stock plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  As such, compensation expense for stock options is recorded on the date of grant or modification only if the current market price of the underlying stock exceeds the exercise price.    The Company may also grant restricted stock units.  Restricted stock units are issued on the date of grant and typically vest annually over a five year period or as otherwise determined by the Plan Administrator.  The Company granted 27,000 restricted stock units during the three months ended September 30, 2005 and 161,000 restricted stock units were granted during the nine months ended September 30, 2005.  No restricted stock units were granted during 2004.  For restricted stock units granted to employees and directors, the fair market value of the restricted stock units at the date of grant is recorded as unearned compensation in stockholders' equity and is amortized to expense ratably over the vesting period for restricted stock units granted to employees and directors.   For restricted stock units granted to non-employees, compensation expense is recorded for the period based on the market value at the end of the period over the vesting period of the grant.  Total compensation expense related to these awards was $178 and $396 for the three and nine months ended September 30, 2005, respectively.   The Company has adopted the disclosure standards of  Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which requires the Company to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method of accounting for stock options, as defined in SFAS No. 123, had been applied.  The following table illustrates the effect on net income and per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$ 1,161	$ 2,194	$ 4,771	$ 4,664
Add: Stock-based employee compensation expense included in reported net income, net of related income tax benefits	112	-	248	-
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	112	1,471	8,774	4,289
Pro forma net income (loss)	$ 1,161	$ 723	$ (3,755)	$ 375
Net income (loss) per share:
Basic-as reported	$ 0.07	$ 0.13	$ 0.28	$ 0.28
Basic-pro forma	$ 0.07	$ 0.04	$ (0.22)	$ 0.02
Diluted-as reported	$ 0.07	$ 0.13	$ 0.28	$ 0.28
Diluted-pro forma	$ 0.07	$ 0.04	$ (0.22)	$ 0.02

          There were no options granted under the Employee Stock Purchase Plan (ESPP) during the three and nine months ended September 30, 2005 that would be deemed compensatory.  There were no stock options granted under the 1999 Stock Plan for the three months ended September 30, 2005.  The fair value of each stock option granted during the nine month period ended September 30, 2005 and during the three and nine month periods ended September 30, 2004 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Options:	2005	2004	2005	2004
Expected life (years)	-	5.0	5.0	5.0
Expected volatility	-	71.7%	50.9%	68.0%
Expected dividend yield	-	0.0%	0.0%	0.0%
Risk-free interest rate	-	3.5%	3.9%	3.1%
Weighted average fair value of options granted during the period	-	$ 9.10	$ 7.55	$ 13.57

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Employee Stock Purchase Plan Shares:	2005	2004	2005	2004
Expected life (years)	-	1.6	-	1.4
Expected volatility	-	55.7%	-	55.6%
Expected dividend yield	-	0.0%	-	0.0%
Risk-free interest rate	-	1.5%	-	1.5%
Weighted average fair value of options granted during the period	-	$ 6.57	-	$ 6.31

        Effective April 14, 2005, the Company accelerated the vesting of all unvested stock options awarded to employees, officers and other eligible participants under the Company's 1999 Stock Plan.  A total of 959,059 options to purchase shares of Rudolph stock became immediately exercisable as a result of the vesting acceleration, however only 86,984 of the stock options, or 9% of the total accelerated shares, were "in the money." These options were typically scheduled to incrementally vest beginning on the first anniversary of their respective grant date. The Company recognized a de minimus charge in the second quarter of 2005 as a result of the acceleration. The Company took this action because it will produce a more favorable impact on the Company's future results of operations in light of the Company's anticipated adoption of SFAS No. 123R, effective January 1, 2006. By accelerating the vesting of these options, the Company believes it will save approximately $7.0 million in future compensation expense that would have been required to be expensed, beginning January 1, 2006, over the remaining option lives using its current valuation models.  In addition, effective May 1, 2005, the Company amended its ESPP. The amendments remove the "look back" provision, that was previously a part of the ESPP and reduced the discount for purchasing shares of the Company's stock to five percent. These modifications to the ESPP have been made as a result of the Company's anticipated adoption of SFAS No. 123R.

NOTE 3.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net."  Net realized losses on available-for-sale securities were $313 and $464 for the three and nine months ended September 30, 2005, respectively.  Net realized gains on available-for-sale securities were $7 and net realized losses on available-for-sale securities were $99 for the three and nine months ended September 30, 2004, respectively.  Gross unrealized gains on available-for-sale securities were $3 and $54 as of September 30, 2005 and December 31, 2004, respectively.  Gross unrealized losses on available-for-sale securities were $711 and $557 as of September 30, 2005 and December 31, 2004, respectively.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other than temporarily impaired at September 30, 2005.

NOTE 4.    Derivative Instruments and Hedging Activities

            The Company reports derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This statement requires that all derivative instruments be recorded on the balance sheet at fair value.  Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

            The Company when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions.  At September 30, 2005, these contracts included the sale of Japanese Yen to purchase U.S. dollars.  The foreign currency forward contracts were entered into by our Japanese subsidiary to hedge a portion of certain intercompany obligations.  The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.   The dollar equivalent of the US dollar forward contracts and related fair values as of September 30, 2005 were as follows:

Foreign Currency Sales Contracts
Notional amount	$ 1,736
Fair value	1,814
Net unrealized gain	$ 78

NOTE 5.    Identifiable Intangible Assets

        Identifiable intangible assets as of  September 30, 2005 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 2,287	$ 804
Patented technology	16 years	9,900	1,857	8,043
Total identifiable intangible assets		$ 12,991	$ 4,144	$ 8,847

        Identifiable intangible assets as of December 31, 2004 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$ 3,091	$ 2,095	$ 996
Patented technology	16 years	9,900	1,392	8,508
Total identifiable intangible assets		$ 12,991	$ 3,487	$ 9,504

      Intangible asset amortization expense for each of the three and nine months ended September 30, 2005 and 2004 was $219 and $657, respectively.  Estimated amortization expense in each of the next five years amounts to $876 for 2005, 2006 and 2007, $842 for 2008 and $618 for 2009.

NOTE 6.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $232 and $323 as of September 30, 2005 and December 31, 2004, respectively.

NOTE 7.    Inventories
	September 30,	December 31,
	2005	2004
Materials	$ 16,983	$ 20,485
Work-in-process	7,858	8,507
Finished goods	6,107	5,004
Total inventories	$ 30,948	$ 33,996

NOTE 8.   Property, Plant and Equipment
	September 30,	December 31,
	2005	2004
Land and building	$ 5,177	$ 5,169
Machinery and equipment	3,430	3,991
Furniture and fixtures	1,487	1,473
Computer equipment	3,616	3,410
Leasehold improvements	1,612	946
	15,322	14,989
Accumulated depreciation	(7,874)	(6,659)
Net property, plant and equipment	$ 7,448	$ 8,330

NOTE 9.   Commitments and Contingencies

            Intellectual property indemnification obligations

        The Company has entered into agreements with customers that include limited intellectual property indemnification obligations that are customary in the industry.  These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions.  The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers.  Historically, the Company has not made any indemnification payments under such agreements and no amount has been recorded in the accompanying consolidated financial statements with respect to these indemnification guarantees.

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

        Changes in the Company's warranty reserves are as follows:

	Nine Months Ended September 30,
	2005	2004
Balance, beginning of the period	$ 1,209	$ 950
Provision for warranties issued during the period	1,532	1,165
Consumption of reserves	(1,429)	(1,064)
Balance, end of the period	$ 1,312	$ 1,051

            New Lease Agreement

        On June 9, 2005, the Company entered into a ten year and six month lease agreement with Mount Olive Industrial Realty Company LLC to lease approximately 83,488 square feet of manufacturing and office space. This location will replace leased space in Mt. Arlington and Ledgewood, New Jersey and will serve as the Company's manufacturing, engineering, customer support and training facility.  The Company will begin occupying the space in the fourth quarter of 2005.   The Company is entitled to receive landlord incentives up to $820 to offset the costs of constructing structural components for the leased space.   These incentives are recorded as deferred rent in current and non-current liabilities to be amortized over the lease term as a decrease to rent expense.  Total future minimum rent payments will be approximately $0, $223, $696, $768 and $809 in 2005, 2006, 2007, 2008 and 2009, respectively.

        In connection with this relocation, the Company incurred an early termination fee of $397 in exercising its right to terminate the lease at its Ledgewood, New Jersey location.  This charge will be recognized in the Company's Consolidated Statement of Operations in the fourth quarter of 2005.

NOTE 10.   Preferred Share Purchase Rights

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

NOTE 11.   Interest Income and Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income	$ 521	$ 394	$ 1,503	$ 1,062
Realized gains (losses) on sales of marketable securities, net	(313)	7	(464)	(99)
Rental Income	-	19	10	57
Litigation settlement income	-	503	-	503
Total interest income and other, net	$ 208	$ 923	$ 1,049	$ 1,523

NOTE 12.   Comprehensive Income

        The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$ 1,161	$ 2,194	$ 4,771	$ 4,664
Change in net unrealized gains (losses) on investments, net of tax	34	58	(128)	(289)
Change in currency translation adjustments	(84)	(65)	211	34
Total comprehensive income	$ 1,111	$ 2,187	$ 4,854	$ 4,409

NOTE 13.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options and restricted stock units for 2005 and stock options for the 2004 period.  During the three and nine months ended September 30, 2005 and 2004, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three and nine months ended September 30, 2005,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,339,297 and 2,119,667, respectively.

        The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income	$ 1,161	$ 2,194	$ 4,771	$ 4,664
Denominator:
Basic earnings per share - weighted average shares outstanding	16,921,560	16,755,374	16,886,530	16,729,557
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	37,487	64,190	48,804	195,767
Diluted earnings per share - weighted average shares outstanding	16,959,047	16,819,564	16,935,334	16,925,324
Earnings per share:
Basic	$ 0.07	$ 0.13	$ 0.28	$ 0.28
Diluted	$ 0.07	$ 0.13	$ 0.28	$ 0.28

NOTE 14.   Segment Reporting and Geographic Information

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

The following table lists the different sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue Type
Systems:
Metrology	57%	79%	64%	78%
Inspection	20%	4%	13%	3%
Parts	15%	8%	11%	9%
Services	7%	7%	10%	9%
Licensing	1%	2%	2%	1%

Total	100%	100%	100%	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
United States	$ 2,825	$ 7,034	$ 14,189	$ 18,499
Asia	13,220	14,070	37,896	36,986
Europe	4,156	741	12,558	5,685
Total	$ 20,201	$ 21,845	$ 64,643	$ 61,170

        Customers comprising 10% or more of revenue:

	Nine Months Ended
	September 30,
	2005	2004
Customer A	21.6%	17.6%
Customer B	11.3%	3.3%
Customer C	11.0%	9.5%
Customer D	5.7%	19.4%

NOTE 15.   Recent Accounting Pronouncements

        In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP").  The FSP addresses the determination as to when an investment is considered impaired; whether the impairment is other than temporary; and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than tempoary impairments.  The guidance in this FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."  The FSP is effective for reporting periods beginning after December 15, 2005.  The Company is currently assessing the impact of the FSP on its consolidated financial position and results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.   The statement establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.   The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Financial Reporting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements.

NOTE 16.   Reclassifications

        The Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days, from cash and cash equivalents to marketable securities. This resulted in an increase in cash flows used in investing activities of approximately $6.3 million on the consolidated statement of cash flows for the nine months ended September 30, 2004.

        In addition, certain other prior year amounts have been reclassified to conform to current financial statement presentation.

NOTE 17.   Business Combinations

            On June 28, 2005, the Company announced it has signed a definitive merger agreement with August Technology Corporation.  The transaction was unanimously approved by the board of directors of both companies, and is subject to customary conditions, including a shareholder vote of each company.  The combined company will continue to be known as Rudolph Technologies, Inc. Under the terms of the agreement, each August Technology shareholder may elect to receive either $10.50 per share in cash or 0.7625 of a share of Rudolph common stock for each share of August Technology that it owns immediately prior to completion of the merger, subject to the proration and allocation procedures set forth in the merger agreement.   The merger agreement requires that the total consideration to be paid in the merger include a minimum of $37.2 million and up to a maximum of $60.0 million of cash.   August Technology shareholders who make a valid election will receive priority to have their request for cash or Rudolph common stock fulfilled over shareholders who do not make an election.  In addition, if the merger agreement is terminated prior to completion of the merger, termination fees plus expenses up to $10.2 million would be payable by the terminating party.  At September 30, 2005, the Company has capitalized $2.4 million of direct costs associated with the merger.

            On September 28, 2005, August Technology announced that it will restate its financial statements for certain prior periods.   In response to this announcement, the Company announced that its board of directors would await the results of the restatement process before making any further comment about the proposed merger.

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

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes.  These temporary differences result in deferred tax assets, which are included within our consolidated balance sheet.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.  Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets.  At September 30, 2005, we had a valuation allowance of $629 for a portion of the deferred tax assets attributable to foreign net operating loss carryforwards due to the uncertainty of future earnings of our Netherlands subsidiary.  The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

        In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP").  The FSP addresses the determination as to when an investment is considered impaired; whether the impairment is other than temporary; and the measurement of an impairment loss.  This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than tempoary impairments.  The guidance in this FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."  The FSP is effective for reporting periods beginning after December 15, 2005.  We are currently assessing the impact of the FSP on our consolidated financial position and results of operations.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3."  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.   The Statement establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154.   The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

         In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which is the result of its efforts to converge U.S. accounting standards for inventories with International Financial Reporting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges.  It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We are currently evaluating the impact of SFAS No. 151 on our consolidated financial statements.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2005 and 2004

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

        Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 5 - 10% for 2005.  We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book to bill ratio.  The book to bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments.  A book to bill above one shows that equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The three month rolling average North American semiconductor equipment book to bill ratio was 1.02 for the month of September 2005.

        Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue.   In the nine month period ended September 30, 2005 and for the years ended December 31, 2004, 2003 and 2002, sales to end user customers that individually represented at least five percent of our revenues accounted for 68.8%, 53.4%, 59.4%, and 46.8% of our revenues, respectively.  For the nine month period ended September 30, 2005 and for the years ended December 31, 2004, 2003 and 2002, sales to Intel accounted for 21.6%, 23.2%, 35.3% and 46.8% of our revenues, respectively.  In the nine month period ended September 30, 2005, sales to Promos Technologies, Inc. and Samsung America, Inc. accounted for 11.3% and 11.0% of our revenues, respectively.

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

       A significant portion of our revenues has been derived from customers outside of the United States.  In the nine month period ended September 30, 2005, approximately 78.1% of our revenues were derived from customers outside of the United States, of which 58.6% were derived from customers in Asia and 19.4% were derived from customers in Europe.  In 2004, approximately 69.1% of our revenues were derived from customers outside of the United States, of which 59.6% were derived from customers in Asia and 9.5% were derived from customers in Europe.  In 2003, approximately 65.4% of our revenues were derived from customers outside of the United States, of which 39.9% were derived from customers in Asia and 25.5% were derived from customers in Europe.  In 2002, approximately 40.6% of our revenues were derived from customers outside of the United States, of which 30.1% were derived from customers in Asia and 10.4% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

       Effective October 2004, we opened a new direct sales and support operation in Japan. The new operation offers our customers in Japan a direct link to us.  We have established a main office in Takatsu, Japan, with branch operations in Osaka and on Kyushu Island.   We currently have an installed base of more than 500 metrology tools in Japan. Tokyo Electron Limited previously served as our Japanese distributor for over twenty years.  The transition from our distributor arrangement with Tokyo Electron Limited is expected to be completed in the fourth quarter of 2005.  As part of the transition, our operations are staffed with some of the same support personnel that supported our products at Tokyo Electron Limited. As a result, our new operations in Japan will increase our infrastructure costs and impact our gross profit and selling, general and administrative expenses.

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

        Revenues. Our revenues are derived from the sale of our systems, services, spare parts and licensing.  Our revenues were $20.2 million and $64.6 million for the three and nine month periods ended September 30, 2005, compared to $21.8 million and $61.2 million for the three and nine month periods ended September 30, 2004, representing a decrease of 7.5% and an increase of 5.7% for the respective periods.

        The following table lists the different sources of our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue Type
Systems:
Metrology	57%	79%	64%	78%
Inspection	20%	4%	13%	3%
Parts	15%	8%	11%	9%
Services	7%	7%	10%	9%
Licensing	1%	2%	2%	1%

Total	100%	100%	100%	100%

         Systems revenue has decreased as a percentage of revenue for the nine month period ended September 30, 2005, compared to the nine month period ended September 30, 2004 due to a continued softening in demand in the semiconductor capital equipment manufacturing sector.  System revenue generated by our latest product releases and major enhancements in each of our product families amounted to 36% of total revenue for the nine month period ended September 30, 2005.  Parts and service revenue was slightly higher as a percentage of revenue for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 as customers continue to spend more on repair and maintenance of their existing equipment.  In addition, parts and service revenue has increased as a result of our direct sales operations in Japan.  Parts and services revenues are generated from part sales, maintenance service contracts, as well as time and material billable service calls.  In periods of prolonged recovery, we expect systems revenues as a percentage of revenue to increase and parts and service revenues as a percentage of revenue to decrease as customers buy new equipment.

        Deferred revenues of $2.4 million are recorded in other current liabilities at September 30, 2005 and primarily consisted of $2.2 million for deferred maintenance agreements and $0.2 million for systems awaiting acceptance.

        Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $9.5 million and $30.4 million for the three and nine month periods ended September 30, 2005, compared to $10.4 million and $28.9 million for the three and nine month periods ended September 30, 2004.  Our gross profit represented 47.2% and 47.0% of our revenues for the three and nine month periods ended September 30, 2005 and 47.6% and 47.2% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the three month period ended September 30, 2005, compared to the three month period ended September 30, 2004 is primarily due to higher foreign operations costs resulting from our investment in direct sales and support services in Japan.   The decrease in gross profit as a percentage of revenue for the nine month period ended September 30, 2005, compared to the nine month period ended September 30, 2004 is primarily due to increased foreign operations costs, partially offset by an increase in gross margin due to product mix.

        Research and Development. The thin film transparent, opaque process control and macro-defect inspection metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $3.1 million and $9.4 million for the three and nine month periods ended September 30, 2005, compared to $3.9 million and $12.2 million for the same periods in the prior year.  Research and development expense represented 15.2% and 14.6% of our revenues for the three and nine month periods ended September 30, 2005, compared to 17.9% and 20.0% of revenues for the same periods in the prior year.   The year over year dollar decrease in research and development expenses primarily reflects lower headcount, cost containment initiatives implemented during the second quarter of 2005 and the timing of project costs.   We anticipate research and development expense will be approximately 16% to 19% of revenues for the three month period ending December 31, 2005.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $4.7 million and $14.9 million for the three and nine month periods ended September 30, 2005, compared to $3.9 million and $10.8 million for the same periods in the prior year.  Selling, general and administrative expense represented 23.3% and 23.0% of our revenues for the three and nine month periods ended September 30, 2005 compared to 17.7% of our revenues for each of the same periods in the prior year.  The year over year dollar increase in selling, general and administrative expense was primarily due to higher foreign operations costs, primarily resulting from our investment in direct sales and support services in Japan and increased compensation costs during the nine months ended September 30, 2005.  We currently anticipate that selling, general and administrative expenses will represent approximately 25% to 29% of revenue for the three month period ending December 31, 2005.

        Interest income and other, net.    Interest income and other, net was $0.2 million and $1.0 million for the three and nine month periods ended September 30, 2005, compared to $0.9 million and $1.5 million for the same periods in the prior year.  Interest income and other, net consisted primarily of interest income, realized gains and losses on sales of marketable securities and rental income.  The year over year decreases in interest income and other, net in the three and nine month periods ended September 30, 2005 were primarily attributable to litigation settlement income of $0.5 million  received in the three months ended September 30, 2004 and an increase in realized losses on sales of marketable securities.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $0.6 million and $1.7 million for the three and nine month periods ended September 30, 2005 compared to $1.1 million and $2.0 million for the same periods in the prior year.  Our effective tax rate for the nine month period ended September 30, 2005 is 26.4%, compared to 30.5% in the prior year periods.  Our anticipated effective tax rate is different than the expected federal tax rate of 34% primarily as a result of state taxes and the positive impact of our research and experimentation tax credits.

Liquidity and Capital Resources

        At September 30, 2005, we had $86.0 million of cash, cash equivalents and marketable securities and $125.3 million in working capital.  At December 31, 2004, we had $76.7 million of cash, cash equivalents and marketable securities and $120.1 million in working capital.

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

        Operating activities provided $11.2 million and used $26 thousand in cash for the nine month periods ended September 30, 2005 and 2004, respectively.  The net cash provided by operating activities during the nine month period ended September 30, 2005 was primarily a result of a decrease in inventories of $3.2 million, an increase in other current and non-current liabilities of $2.4 million and profit before depreciation, amortization and stock-based compensation of $7.1 million, partially offset by increases in accounts receivable of $1.3 million and prepaid expenses and other assets of $1.2 million.  The increase in receivables is primarily due to the timing of shipments towards the end of the quarter and a higher percentage of accounts receivable from customers in Japan which have longer collection times.   The net cash used in operating activities during the nine month period ended September 30, 2004 was primarily a result of increases in accrued liabilities and accounts payable of $2.6 million, other current liabilities of $2.3 million and profit before depreciation and amortization of $6.3 million, partially offset by an increase in accounts receivable of $6.2 million and an increase in inventories of $6.2 million .

        Net cash provided by investing activities during the nine month period ended September 30, 2005 of $14.2 million was due to a net decrease in marketable securities of $16.6 million, partially offset by an increase in capitalized software of $0.7 million, acquisition costs for proposed business combinations of $0.7 million and capital expenditures of $1.0 million.  Net cash used in investing activities during the nine month period ended September 30, 2004 of $8.6 million was due to a net increase in marketable securities of $7.4 million, capitalized software of $0.6 million and capital expenditures of $0.6 million.

        Net cash provided by financing activities for the nine month period ended September 30, 2005 of $1.3 million was a result of proceeds received for sales of shares through employee stock plans.  Net cash provided by financing activities for the nine month period ended September 30, 2004 of $0.9 million was a result of proceeds received from sales of shares through employee stock plans.

        From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all or a portion of the purchase price for these acquisitions in cash.  On June 28, 2005, we announced that we had signed a definitive merger agreement with August Technology Corporation.  The transaction was unanimously approved by the board of directors of both companies, and is subject to customary conditions, including a shareholder vote of each company.  The combined company will continue to be known as Rudolph Technologies, Inc. Under the terms of the agreement, each August Technology shareholder may elect to receive either $10.50 per share in cash or 0.7625 of a share of Rudolph common stock for each share of August Technology that it owns immediately prior to completion of the merger, subject to the proration and allocation procedures set forth in the merger agreement.   The merger agreement requires that the total consideration to be paid in the merger include a minimum of $37.2 million and up to a maximum of $60.0 million of cash.   August Technology shareholders who make a valid election will receive priority to have their request for cash or Rudolph common stock fulfilled over shareholders who do not make an election.  In addition, if the merger agreement is terminated prior to completion of the merger, termination fees plus expenses up to $10.2 million would be payable by the terminating party.  At September 30, 2005, we had capitalized $2.4 million of direct costs associated with the merger.   On September 28, 2005, August Technology announced that it will restate its financial statements for certain prior periods.   In response to this announcement, we announced that our board of directors would await the results of the restatement process before making any further comment about the proposed merger.

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

Our largest customers account for a significant portion of our revenues, and our revenues would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2002, 2003, 2004 and for the nine months ended September 30, 2005, sales to end user customers that individually represented at least five percent of our revenues accounted for, in the aggregate, 46.8%, 59.4%, 53.4% and 68.8% of our revenues.  In 2002, 2003, 2004 and for the nine months ended September 30, 2005, sales to Intel, a key customer, accounted for 46.8%, 35.3%, 23.2% and 21.6%, respectively, of our revenues.  For the nine months ended September 30, 2005, sales to Promos Technologies, Inc., a key customer, accounted for 11.3% of our revenues.  For the nine months ended September 30, 2005, sales to Samsung America, Inc., a key customer, accounted for 11.0% of our revenues.  We operate in the highly concentrated, capital intensive semiconductor device manufacturing industry.  Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue.  If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues would significantly decline.  We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years.  In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States

        In 2002, 2003, 2004 and the nine months ended September 30, 2005, 40.6%, 65.4%, 69.1% and 78.1%, respectively, of our revenue was derived from sales in foreign countries, including certain countries in Asia, such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad.  For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally.  The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights.  Consequently, there is a risk that Rudolph may be unable to adequately protect its proprietary rights in certain foreign countries.  If this occurs, it would be easier for our competitors to sell competing products in these countries.

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

If we are unsuccessful in our transition from an independent distributor to a direct sales operation in Japan, our financial results and customer relationships could be adversely affected

        Historically, a portion of our sales in Japan have been made to an independent distributor, Tokyo Electron Limited (TEL).  In 2002, 2003, and 2004  sales to TEL accounted for 6.8%, 9.5% and 5.8%, respectively, of our revenues. TEL has historically served as our Japanese distributor.  Effective October 2004, however, we opened a new direct sales and support operation in Japan to offer our Japanese customers a direct link to us. We have entered into a transition arrangement with TEL that expires on December 31, 2005.   If we are unsuccessful with the transition to directly providing sales and services in Japan, our financial results and ability to support our Japanese customers could be adversely affected.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 30.1%, 39.9%, 59.6% and 58.6%, respectively, of our revenues in 2002, 2003, 2004 and the nine months ended September 30, 2005.  Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past.  We expect that political or economic instability in the Asian markets we service could adversely affect our sales and results of operations in future periods.

Our significant level of international sales subjects us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 40.6%, 65.4%, 69.1% and 78.1%, respectively, of our revenues in 2002, 2003, 2004 and the nine months ended September 30, 2005.  We anticipate that international sales will account for a significant portion of our revenue during at least the next five years.   Due to the significant level of our international sales, we are subject to a number of material risks, including:

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

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures.  To this end, we may, from time to time, engage in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future.  We may choose to acquire new and complementary businesses, products, or technologies instead of developing them ourselves.  We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions.  We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate.  Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management.   Our inability to consummate one or more acquisitions on such terms or our failure to realize the intended benefits from one or more acquisitions, could have a material adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of indebtedness and related interest expense and our assumption of unforeseen contingent liabilities.  In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings.  In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders.  In addition, any amortization of intangible assets, write-down of impaired assets or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds).  We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities.  It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected.  Based on sensitivity analysis performed on our financial investments held as of September 30, 2005, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.3 million decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan, which are subject to currency fluctuations.  We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material.  A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales.  As of October 1, 2004, substantially all our sales in Japan are denominated in Japanese yen.   From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period.  As of September 30, 2005, we had two forward contracts outstanding with a total contract value of $1.7 million.  We do not use derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

                                                                                                        Rudolph Technologies, Inc.

Date: November 8, 2005                                                                              By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: November 8, 2005                                                                               By:   /s/ Steven R. Roth
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

Date:  November 8, 2005

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

Date: November 8, 2005

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: November 8, 2005                                                                      By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: November 8, 2005                                                                   By:   /s/ Steven R. Roth
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