Form 10-K
period 2005-12-31
RUDOLPH TECHNOLOGIES INC
filed 2006-03-16
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-27965

RUDOLPH TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3531208
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

One Rudolph Road, P.O. Box 1000, Flanders, NJ 07836

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (973) 691-1300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2005 of $14.33 was approximately $181,838,371.

The registrant had 28,311,048 shares of Common Stock outstanding as of March 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders to be held on May 23, 2006.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements, including those concerning our expectations of future revenues, gross profits, research and development expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices and cash requirements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may, from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “plan”, “should”, “may”, “could”, “will” and words or phrases of similar meaning, as they relate to our management or us.

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

General

Rudolph Technologies, Inc. is a worldwide leader in the design, development and manufacture of high-performance process control metrology and defect inspection systems used by semiconductor device manufacturers. We provide full-fab solutions through a family of standalone systems and integrated modules for both transparent and opaque thin film measurements, and macro-defect inspection. All these systems, which have production-worthy automation, are designed specifically for semiconductor manufacturing applications and are backed by worldwide customer support.

On February 15, 2006, we completed the merger with August Technology Corporation, a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. August Technology systems provide these manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs, improving time-to market and enhancing the performance of their products. August Technology combines its core competencies in machine vision technology, optics, lighting and precision motion control with its proprietary software and extensive microelectronic-specific applications experience to deliver scalable, modular systems that excel at the automated detection of advanced macro defects, which is defined to be defects greater in size than 0.5 micron. Through the merger with August Technology, we have gained an increased fab presence for our new products aimed at the emerging high-growth front-end macro defect inspection market. The information included in this Form 10-K reflects Rudolph prior to the completion of this merger.

We introduced the industry’s first production-oriented microprocessor-controlled ellipsometer for thin transparent film measurements in 1977. Since that time, we have consistently provided innovative product developments designed to meet manufacturers’ most advanced measurement requirements. Our patented transparent film technology uses up to four lasers operating simultaneously at multiple angles and multiple wavelengths, providing powerful analysis and measurement capabilities to handle the most challenging requirements of today’s advanced processes and tomorrow’s new materials. Unlike the white-light sources used in spectroscopic ellipsometers, lasers light sources make our metrology tools inherently stable, increase measurement speed and accuracy, and reduce maintenance costs by minimizing the time required to requalify a light source when it is replaced. Our systems also employ a proprietary reflectometer technology that allows the characterization of films and film stacks that cannot be performed using conventional reflectometry or ellipsometry alone. Our fifth generation offering, the S300 ultra-II™, is designed to deliver high precision accuracy when optimizing critical film deposition processes and superior repeatability when monitoring production of current and future generations of advanced materials, including nitrided and high-k gate materials, low-k dielectrics, low-k dielectric integration materials, 193 nm ARCs, and SiGe. In 2005, the transparent line was extended to include the ultra-II CD™. This new system measures critical dimensions—which are key to advanced lithography and etch processes—simultaneously with film thickness and optical properties. Combining both measurements in a single tool without sacrificing industry-leading performance, can allow the ultra-II CD to save manufacturers time, money and fab space.

For opaque film characterization, we brought patented optical acoustic metal film metrology technology to the semiconductor manufacturing floor with MetaPULSE®. MetaPULSE allows customers to simultaneously measure the thickness and other properties of up to six metal or other opaque film layers in a non-contact manner on product wafers. PULSE Technology™ uses an ultra-fast laser to generate sound waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, sending back to the surface an echo that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can non-destructively measure opaque thin-film stacks with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures and over two-thirds of all systems sold have been for copper applications. In 2001, the MetaPULSE-II™, our second generation metal metrology system, was introduced, providing for superior performance on narrow lines and more complex structures, while enabling high throughput, a smaller measurement spot, and excellent repeatability. This year marked the introduction of the MetaPULSE-III™, specifically designed for ultra-thin films and advanced manufacturing processes at the 45 nm technology node. This system incorporates mix and match metrology options to address increased process complexity while additionally offering manufacturers a low cost of ownership.

Our acquisition of the Yield Metrology Group (YMG), in September 2002, marked the introduction of the WaferView® family of metrology systems for automated macro-defect inspection of lithography, etch, CMP, and bump processes. The advanced color vision system provides higher defect detection rates than can be achieved with gray-scale systems and our proprietary and patented knowledge-based algorithms accurately and consistently classify macro-defects which vary widely in color, shape, size, and appearance. Results from WaferView’s expert system software can be integrated directly into the manufacturer’s process control system to provide rapid notification of process problems. In 2004, a new line of WaferView products, the 220 and 320 Series, was introduced. These systems offer higher resolution inspection while maintaining production throughputs, add the ability to inspect the edge and back of the wafer to capture more defects and to improve root-cause analysis, and incorporate the high-resolution ReviewScope™ microscope for sub-micron defect inspection and fast review.

The WaferView 220 and 320 are part of the WaferView Team™, which was also introduced in 2004. The Team provides the industry’s first cost-effective inline real-time macro-defect inspection for every wafer at every critical process step. The Team consists of three members:

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

The use of optical acoustics to measure multi-layer metal and opaque films was pioneered by scientists at Brown University in collaboration with engineers at Rudolph. The proprietary optical acoustic technology in our PULSE Technology systems measures the thickness of single or multi-layer opaque films ranging from less than 40 Angstroms to greater than five microns. It provides these measurements at a rate of up to 70 wafers per hour within one to two percent accuracy and typically less than 1% repeatability. This range of thicknesses covers the majority of thick and thin metal films projected by the International Roadmap for Semiconductors to be used through the end of this decade. Our non-contact, non-destructive optical acoustic technology and small spot size enable our PULSE Technology systems to measure film properties directly on product wafers.

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

We have been an industry leader in ellipsometry technology for the last three decades. We hold patents on several ellipsometry technologies developed by our engineers, including our proprietary technique that uses four lasers for multiple-angle of incidence, multiple wavelength ellipsometry. Laser ellipsometry technology enables our transparent film systems to continue to provide the increasingly higher level of accuracy needed as thinner films and newer materials are introduced for future generations of semiconductor devices. We have recently extended this same optical technology to characterize the scatterometry signal from patterned surfaces, allowing measurement of critical dimensions.

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

Products

We market and sell products to all major logic, memory, and ASIC device manufacturers. We provide our customers with versatile full-fab metrology and inspection solutions by offering families of systems designed for high-volume semiconductor manufacturing facilities that offer automated wafer handling and 200 and 300 mm configurations to satisfy our customers’ needs. Our systems operate at high throughput with ultraclean operation and high reliability. Our MetaPULSE, MetaPULSE-II, S300 ultra-II, and S-Series products are all built on the production-worthy VANGUARD® automation platform that provides a common software system, user interface, and hardware base. The WaferView 320 and MetaPULSE-III systems are built on the new VANGUARD-II™ platform, which extends the capabilities of the older platform while offering a modular design for lower cost of ownership and an improved compatibility with advanced 200 mm automation standards. Our products can be broken down into three main categories: Transparent Thin Films, Opaque Thin Films, and Macro-Defect Inspection.

Transparent Thin Films

S-Series

Our S-Series family of products, including the S300 ultra-II, incorporates up to four lasers, providing ellipsometry at wavelengths across the spectrum from deep blue to near infrared. Visible and ultraviolet reflectometers are also available. These systems can be user configured by selecting the required lasers and reflectometers for various specific applications including CMP, CVD, diffusion, lithography, and etch. They are available in both 200 and 300 mm configurations and are designed for production applications with high reliability and high throughput, ranging from 80 to 120 wafers per hour. The new ultra-II CD offers the ability to measure critical dimensions simultaneously with film thickness and optical properties. The selling price ranges from $350,000 to $1.0 million.

Focus

The highly successful Focus™ series was introduced in 1991. Our most current model, the FE VII™, provides accurate and repeatable measurements of production wafers with its dual-laser multiple angle ellipsometry for 200 mm or smaller wafers. The selling price ranges from $300,000 to $600,000.

AutoEL

The AutoEL® series, the first microprocessor-based automated ellipsometer, was introduced in 1977. It continues to be sold today and provides a fully automated desktop solution for measuring film thickness and optical constants. It is available in different wavelength configurations and has a selling price of $30,000 to $100,000.

Opaque Thin Films

MetaPULSE, MetaPULSE-II, and MetaPULSE-III

Introduced in 1997, the MetaPULSE was the first, and remains the market dominant, non-contact production metrology system for thin opaque films. The MetaPULSE-II is our second generation PULSE™ system that provides a smaller measurement spot size, better repeatability on advanced materials, and higher throughput than the previous version. The MetaPULSE-III offers a modular platform to better address advanced metrology needs and to offer a low cost of ownership. Over 200 PULSE systems have been sold to fabs around the world and over two-thirds have been deployed in copper interconnect production applications. The systems are available in 200 and 300 mm configurations and are designed for production applications with high reliability and throughput ranging from 60 to 70 wafers per hour. The selling price ranges from $900,000 to $2.0 million.

Macro-defect Inspection

WaferView

WaferView systems provide automated macro-defect inspection for lithography, etch, CMP, and bump applications. The 220 and 320 Series offer a variety of enhancements including better resolution, the ability to inspect the edge and back of wafers, as well as the addition of a high-magnification microscope for rapid defect review. WaferView systems have been deployed in production fabs in the U.S., Europe, and Asia. WaferView is available in 200 and 300 mm configurations and is designed for production applications with high-reliability and throughputs ranging from 100 to 150 wafers per hour. The selling price ranges from $700,000 to $1.4 million.

i-MOD ADI

The i-MOD ADI incorporates the same full-color vision system and advanced defect classification technology as the WaferView systems but is designed for integration directly into lithography track equipment. The selling price ranges from $300,000 to $600,000.

YieldView

YieldView is an advanced yield management and process control system. It collects, stores, and analyzes data from multiple WaferView or i-MOD ADI inspection systems. In addition, it manages information transfers between inspection tools and communications with the manufacturing facility’s statistical process control system. The selling price ranges from $250,000 to $500,000.

Customers

We sell our products worldwide to over 70 semiconductor device manufacturers, including both independent semiconductor device manufacturers and foundries throughout the world. We have a diverse customer base in terms of both geographic location and type of semiconductor device manufactured. Our customers are located in 16 different countries.

We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2003, 2004 and 2005, sales to end user customers that individually represented at least five percent of our revenues accounted for 59.4%, 53.4% and 62.6% of our revenues, respectively. In 2005, sales to Intel Corporation accounted for 20.3% of our revenues and sales to Promos Technologies Inc. accounted for 10.1% of our revenues. No other individual end user customer accounted for more than 10% of our revenues. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

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

The core competencies of our research and development team include metrology systems for high volume manufacturing, ellipsometry, ultra-fast optics, picosecond acoustic and optical design, advanced metrology application development and algorithm development. As of December 31, 2005, we have been granted, or hold exclusive licenses to, 52 U.S. and foreign patents covering technology in the transparent thin film measurement, altered material characterization, picosecond ultrasonic areas and knowledge-based algorithms used in macro-defect detection and classification. We also have 25 pending regular and provisional applications in the U.S. and in other countries.

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

Our research and development expenditures in 2003, 2004 and 2005 were $13.4 million, $15.8 million and $11.9 million, respectively. We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods.

Sales, Customer Service and Application Support

We maintain an extensive network of direct sales, customer service and application support offices in several locations throughout the world. We maintain sales, service or applications offices in New Jersey, Texas, Germany, Scotland, Ireland, Israel, Korea, Singapore, Taiwan, China and Japan.

We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers’ operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our training facility in Mt. Olive, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations.

Manufacturing

Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facility in Ledgewood, New Jersey. We will be moving to our new facility in Mt. Olive, New Jersey during the second quarter of 2006. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing as well as the management of new product transitions.

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

Intellectual Property

We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2005, we have been granted, or hold exclusive licenses to, 52 U.S. and foreign patents. The patents we own or exclusively license have expiration dates ranging from 2008 to 2023. We also have 25 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of transparent thin film measurement, altered material characterization and macro-defect detection and classification.

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

Competition

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. We principally compete with KLA-Tencor and Therma-Wave. We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics, Sopra, and Leica. Each of our products also competes with products that use different metrology techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.

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

Backlog

We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which the customer has assigned a purchase order number and for which delivery has been specified within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2005, we had a backlog of approximately $16.2 million compared with a backlog of approximately $22.5 million at December 31, 2004.

Employees

As of December 31, 2005, we had 312 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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

We also make available, free of charge, through the investors page on our corporate website Rudolph Technologies’ corporate governance summary, Code of Business Conduct and Ethics and Financial Code of Ethics, charters of the committees of our board of directors, as well as other information and materials, including information about how to contact our board of directors, its committees and their members. To find this information and obtain copies, visit our website at http://www.rudolphtech.com.

Item 1A.	Risk Factors

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

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited source suppliers of components and our lack of long-term contracts with many of our suppliers exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales. From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers. The lead-time required for shipments of some of our components can be as long as four months. In addition, the lead time required to qualify new suppliers for lasers could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

Our largest customers account for a significant portion of our revenues, and our revenues and cash flows would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

In 2003, 2004 and 2005, sales to end user customers that individually represented at least five percent of our revenues accounted for, in the aggregate, 59.4%, 53.4% and 62.6% of our revenues. In 2003, 2004 and 2005, sales to Intel Corporation, a key customer, accounted for 35.3%, 23.2% and 20.3%, respectively, of our revenues. In 2005, sales to Promos Technologies, Inc., a key customer, accounted for 10.1% of our revenues. We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues and cash flows would significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

•	changes in customer demand for our systems, which is influenced by economic conditions in the semiconductor device industry, demand for products that use semiconductors, market acceptance of our systems and products of our customers and changes in our product offerings;

•	seasonal variations in customer demand, including the tendency of European sales to slow significantly in the third quarter of each year;

•	the timing, cancellation or delay of customer orders, shipments and acceptance;

•	product development costs, including increased research, development, engineering and marketing expenses associated with our introduction of new products and product enhancements; and

•	the levels of our fixed expenses, including research and development costs associated with product development, relative to our revenue levels.

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

Our revenue may vary significantly each quarter due to relatively small fluctuations in our unit sales

During any quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems. Our transparent film measurement systems range in selling price from approximately $30,000 to $1.0 million per system, our opaque film measurement systems range in selling price from approximately $900,000 to $2.0 million per system and our macro-defect detection systems range in selling price from approximately $250,000 to $1.4 million per system. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. This, in turn, could cause fluctuations in the market price of our common stock.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline

Variations in the length of our sales cycles could cause our revenues and cash flows, and consequently, our business, financial condition, operating results and cash flows, to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate our film metrology systems and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems in the semiconductor fabrication process. The length of time it takes for us to make a sale depends upon many factors including, but not limited to:

•	the efforts of our sales force;

•	the complexity of the customer’s fabrication processes;

•	the internal technical capabilities and sophistication of the customer;

•	the customer’s budgetary constraints; and

•	the quality and sophistication of the customer’s current metrology equipment.

Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenue from that customer, if ever, and receive payment varies widely in length. Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order to the time we recognize revenue, typically range from six to 15 months. Sometimes our sales cycles can be much longer, particularly with customers in Japan. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts.

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

We expect to spend a significant amount of time and resources developing new systems and refining our existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of those systems. Our ability to commercially introduce and successfully market new systems is subject to a wide variety of challenges during the development cycle, including start-up bugs, design defects, and other matters that could delay introduction of these systems. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that are placed may be cancelled. As a result, if we do not achieve market acceptance of new products, we may be unable to generate sufficient revenues and cash flows to recover our research and development costs.

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

Our ability to reduce costs is limited by our ongoing need to invest in research and development

Our industry is characterized by the need for continual investment in research and development, as well as, customer service and support. As a result, our operating results could be materially affected if operating costs associated with our research and development as well as customer support activities increase in the future or we are unable to reduce those activities.

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

Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States

In 2003, 2004 and 2005, 65.4%, 69.1% and 77.5%, respectively, of our revenue was derived from sales in foreign countries, including certain countries in Asia, such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in

Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. Consequently, there is a risk that Rudolph may be unable to adequately protect its proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

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

We manufacture all of our systems at a single facility, and any prolonged disruption in the operations of that facility could have a material adverse effect on our revenues

We produce all of our systems in our manufacturing facility located in Ledgewood, New Jersey. In the second quarter of 2006, we will be moving these activities to our new facility in Mt. Olive, New Jersey. Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, start-up of our new location, destruction of or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

Our sales to customers in Asian markets represented approximately 39.9%, 59.6% and 56.3% of our revenues in 2003, 2004 and 2005, respectively. Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past. We expect that political or economic instability in the Asian markets we service could adversely affect our results of operations and cash flows in future periods.

Our significant level of international sales subjects us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations

International sales accounted for approximately 65.4%, 69.1% and 77.5%, respectively, of our revenues in 2003, 2004 and 2005. We anticipate that international sales will account for a significant portion of our revenue during at least the next five years. Due to the significant level of our international sales, we are subject to a number of material risks, including:

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

Political and economic instability. We are subject to various global risks related to political and economic instabilities in countries in which we derive sales. If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the U.S., these events may result in reduced demand for our products. There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea. In addition, several Asian countries, particularly Japan, have experienced significant economic instability. An outbreak of hostilities or other political upheaval in China, Taiwan or South Korea, or an economic downturn in Japan or other countries, would likely harm the operations of our customers in these countries. The effect of these types of events on our revenues and cash flows could be material because we derive substantial revenues from sales to semiconductor device foundries in Taiwan such as TSMC and UMC, from memory chip manufacturers in South Korea such as Hynix and Samsung, and from semiconductor device manufacturers in Japan such as NEC and Toshiba.

Difficulties in staffing and managing foreign branch operations. During periods of tension between the governments of the United States and certain other countries, it is often difficult for United States companies such as ourselves to staff and manage operations in such countries.

Since a substantial portion of our revenues and cash flows are derived from sales in other countries but denominated in U.S. dollars, we could experience a significant decline in sales or experience collection problems in the event the dollar becomes more expensive relative to local currencies

A substantial portion of our international sales are denominated in U.S. dollars. As a result, if the dollar rises in value in relation to foreign currencies, our systems will become more expensive to customers outside the United States and less competitive with systems produced by competitors outside the United States. These conditions could negatively impact our international sales. Foreign sales also expose us to collection risk in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. dollars.

Terrorist attacks and terrorist threats may disrupt our operations and negatively impact our revenues, costs and stock price

The terrorist attacks in September 2001 in the United States, the U.S. response to these attacks and the resulting decline in consumer confidence has had a substantial adverse impact on the economy. Any similar future events may disrupt our operations or those of our customers and suppliers. In addition, these events have had, and may continue to have, an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our sales. In addition, any of these events could increase volatility in the U.S. and world financial markets, which, in turn, could adversely affect our stock price, limit the capital resources available to us and our customers or suppliers and/or have a significant impact on our operating results and cash flows.

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we may, from time to time, engage in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, or technologies instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and/or distract our management. Our inability to consummate one or more acquisitions on such favorable terms or our failure to realize the intended benefits from one or more acquisitions, could have a material adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of indebtedness and related interest expense and our assumption of unforeseen contingent liabilities. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders. In addition, any amortization of intangible assets, write-down of impaired assets or other assets or charges resulting from the costs of acquisitions could harm our business and operating results.

Although Rudolph and August Technology expect that the merger will result in benefits to the combined company, Rudolph may not realize those benefits because of integration and other challenges.

On February 15, 2006, we completed the merger with August Technology Corporation. Rudolph’s failure to meet the challenges involved in integrating the global operations of Rudolph and August Technology successfully or otherwise to realize any of the anticipated benefits of the merger, could seriously harm Rudolph’s financial positions, results of operations and cash flows. Realizing the benefits of the merger will depend in part on the successful integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt the respective businesses of Rudolph and/or August Technology. The challenges involved in this integration include, but are not limited to, the following:

•	communicating a strategic vision to the market regarding Rudolph following the merger and executing on that strategic vision;

•	consolidating operations, including rationalizing corporate information technology and administrative infrastructures;

•	combining diverse product and service offerings;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of Rudolph following the merger;

•	overcoming any perceived adverse changes in business focus, including demonstrating to existing customers of both Rudolph and August Technology that the merger will not result in adverse changes in customer service standards or business focus and helping customers conduct business easily with Rudolph following the merger;

•	coordinating and harmonizing research and development activities to accelerate introduction of new products and technologies with reduced cost;

•	preserving customer, distribution, reseller, manufacturing, supplier, marketing and other important relationships of both Rudolph and August Technology and resolving any potential conflicts that may arise;

•	minimizing the diversion of management attention from ongoing business concerns;

•	retaining key employees and maintaining employee morale;

•	addressing differences in the business cultures of Rudolph and August Technology;

•	addressing the effects of August Technology’s employment contracts and the differences between Rudolph’s and August Technology’s employee bonus plans;

•	overcoming challenges involved with managing two large groups of employees in geographically disparate areas;

•	coordinating and combining international operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance, local laws and regulations;

•	addressing any challenges involved with Rudolph’s ability to earn profits with the expensing of in-process research and development and the amortization of the fair value of property, plants, equipment and intangible assets; and

•	overcoming the challenges involved with integrating August Technology’s and Rudolph’s diverse enterprise resource planning systems worldwide and minimizing any disruptions that may be caused by such integration.

Rudolph may not successfully integrate the operations of Rudolph and August Technology in a timely manner, or at all, and Rudolph may not realize the anticipated benefits and synergies of the merger to the extent, or in the timeframe, anticipated. The anticipated benefits of the merger are based on projections and assumptions, including successful integration, not actual experience. The failure to integrate the businesses of Rudolph and August Technology or to realize any of the anticipated benefits of the merger could seriously hinder Rudolph’s plans for product development as well as business and market expansion following the merger.

If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease

Our systems are complex and have occasionally contained errors, defects and bugs when introduced. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems. Our product liability policy currently provides $2.0 million of coverage per claim, with an overall umbrella limit of $4.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

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

•	a prohibition on stockholder actions through written consent;

•	a requirement that special meetings of stockholders be called only by our chief executive officer or board of directors;

•	advance notice requirements for stockholder proposals and director nominations by stockholders;

•	limitations on the ability of stockholders to amend, alter or repeal our by-laws;

•	the authority of our board to issue, without stockholder approval, preferred stock with such terms as the board may determine; and

•	the authority of our board, without stockholder approval, to adopt a Stockholders Rights Plan. Such a Shareholders Rights Plan was adopted by the board of directors on June 27, 2005.

We are also entitled to avail ourselves of the protections of Section 203 of the Delaware General Corporation Law, which could inhibit changes in control of us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

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

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Flanders, New Jersey	Executive Office	20,000	Owned
Mt. Olive, New Jersey	Engineering, Manufacturing & Service	83,500	2016
Ledgewood, New Jersey	Manufacturing	31,000	2006
Richardson, Texas	Yield Metrology Group	21,000	Owned
Shanghai, China	Sales and Service	3,000	2006
Beijing, China	Sales and Service	1,000	2006
Scotland, United Kingdom	Sales and Service	1,000	2006
Seoul, Korea	Sales and Service	2,000	2007
Hsin-Chu, Taiwan	Sales and Service	6,000	2006
Tainan, Taiwan	Sales and Service	2,000	2006
Singapore	Sales and Service	2,000	2007
Takatsu, Japan	Sales and Service	5,000	2006

Our facilities are being reviewed in conjunction with the merger with August Technology. We believe that suitable additional or substitute space is available on commercially reasonable terms if needed.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ National Market under the symbol “RTEC.” The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2004
First Quarter	$30.25	$16.72
Second Quarter	$21.24	$15.86
Third Quarter	$18.10	$13.02
Fourth Quarter	$18.50	$13.62

Year Ended December 31, 2005
First Quarter	$19.19	$14.65
Second Quarter	$15.63	$12.09
Third Quarter	$16.45	$13.13
Fourth Quarter	$13.99	$11.61

As of March 8, 2006, there were 134 stockholders of record of our common stock and 6,174 beneficial stockholders.

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

Certain Equity Compensation Plan Information included in Item 12 of Part III, hereof, is hereby incorporated into this Item 5 of Part II and will be included in our Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2004 and 2005 and the statement of operations data for the years ended December 31, 2003, 2004 and 2005 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2001, 2002 and 2003, and the statement of income data for the years ended December 31, 2001 and 2002 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2001	2002(1)	2003	2004	2005
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues	$79,398	$57,445	$58,500	$84,248	$82,918
Cost of revenues	39,798	33,576	33,214	44,595	44,390

Gross profit	39,600	23,869	25,286	39,653	38,528

Operating expenses:
Research and development	11,625	11,828	13,390	15,847	11,901
In-process research and development	—	3,500	—	—	—
Selling, general and administrative	12,171	11,025	10,561	15,222	20,373
Amortization (2)	339	412	877	876	876

Total operating expenses	24,135	26,765	24,828	31,945	33,150

Operating income (loss)	15,465	(2,896)	458	7,708	5,378
Interest income and other, net	2,774	2,050	1,610	1,899	1,388

Income (loss) before provision for income taxes	18,239	(846)	2,068	9,607	6,766
Provision for income taxes	6,499	585	298	2,855	1,789

Net income (loss)	$11,740	$(1,431)	$1,770	$6,752	$4,977

Earnings (loss) per share
Basic	$0.74	$(0.09)	$0.11	$0.40	$0.29
Diluted	$0.71	$(0.09)	$0.11	$0.40	$0.29
Weighted average shares outstanding:
Basic	15,899,933	16,215,237	16,408,677	16,746,212	16,898,991
Diluted	16,531,461	16,215,237	16,722,708	16,913,649	16,942,380

	December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:
Cash and cash equivalents	$94,642	$42,047	$28,220	$12,627	$37,986
Marketable securities	—	31,223	52,342	64,120	42,821
Working capital	128,647	106,051	111,251	120,115	125,294
Total assets	147,798	161,963	160,371	171,280	180,001
Retained earnings	8,123	6,692	8,462	15,214	20,191
Total stockholders’ equity	142,150	144,081	148,537	156,775	164,534

(1)	Statement of operations data for 2002 reflects results of operations of YMG since September 25, 2002.

(2)	Effective January 1, 2002, we adopted the provisions prescribed by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.” Consequently, we ceased amortizing goodwill as of such date. Amortization expense relating to goodwill is immaterial in periods prior to 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

On February 15, 2006, we completed our merger with August Technology Corporation. This transaction will have a significant impact on our future financial position, results of operations and cash flows.

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

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of 8-12% for 2006. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three-month rolling average North American semiconductor equipment book-to-bill ratio was 0.93 for the month of December 2005.

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue. For the years ended 2003, 2004 and 2005, sales to end user customers that individually represented at least five percent of our revenues accounted for 59.4%, 53.4% and 62.6% of our revenues, respectively. For the years ended 2003, 2004 and 2005, sales to Intel Corporation accounted for 35.3%, 23.2% and 20.3% of our revenues, respectively. In 2005, sales to Promos Technologies, Inc. accounted for 10.1% of our revenues.

We do not have purchase contracts with any of our customers that obligates them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Our transparent film measurement systems range in selling price from approximately $30,000 to $1.0 million per system, our opaque film measurement systems range in selling price from approximately $900,000 to $2.0 million per system and our macro-defect inspection systems range in selling price from approximately $250,000 to $1.4 million per system. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. Because fluctuations in the timing of orders from our major customers or in the number of our individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon as an indication of our future performance.

A significant portion of our revenues has been derived from customers outside of the United States. In 2003, 65.4% of our revenues were derived from customers outside of the United States, of which 39.9% were derived from customers in Asia and 25.5% were derived from customers in Europe. In 2004, 69.1% of our revenues were derived from customers outside of the United States, of which 59.6% were derived from customers in Asia and 9.5% were derived from customers in Europe. In 2005, 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

Effective October 2004, we opened a new direct sales and support operation in Japan. The new operation offers our customers in Japan a direct link to us. We have established a main office in Takatsu, Japan, with branch operations in Osaka and on Kyushu Island. We currently have an installed base of more than 500 metrology tools in Japan. Tokyo Electron Limited previously served as our Japanese distributor for over twenty years. The transition from our distributor arrangement with Tokyo Electron Limited was completed in the fourth quarter of 2005. As part of the transition, our operations were staffed with some of the same support personnel that supported our products at Tokyo Electron Limited. As a result, our new operations in Japan have increased our infrastructure costs and impact our gross profit and selling, general and administrative expenses.

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

	Year Ended December 31,
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	56.8	52.9	53.5

Gross profit	43.2	47.1	46.5

Operating expenses:
Research and development	22.9	18.8	14.4
Selling, general and administrative	18.1	18.1	24.6
Amortization	1.5	1.0	1.0

Total operating expenses	42.5	37.9	40.0

Operating income	0.7	9.2	6.5
Interest income and other, net	2.8	2.3	1.7

Income before provision for income taxes	3.5	11.5	8.2
Provision for income taxes	0.5	3.4	2.2

Net income	3.0%	8.1%	6.0%

Results of Operations 2003, 2004 and 2005

Revenues. Our revenues are derived from the sale of our systems, services, spare parts and licensing. Our revenues were $58.5 million, $84.2 million and $82.9 million in the years 2003, 2004 and 2005. These changes represent an increase of 44.0% from 2003 to 2004 and a 1.6% decrease from 2004 to 2005.

The following table lists the different sources of our revenue:

Revenue Type	2003 % of Revenue	2004 % of Revenue	2005 % of Revenue
Systems:
Metrology	73%	79%	63%
Inspection	5	2	14
Parts	9	9	11
Services	8	8	10
Licensing	5	2	2

Total revenue	100%	100%	100%

The increase in systems revenue from 2003 to 2004 from $45.4 million to $68.7 million or, 78% of revenues to 81% of revenues was driven by improved customer demands for our products as a result of increased capital spending in the semiconductor device manufacturing sector during 2004. Systems revenue has decreased as a percentage of revenue from 2004 to 2005 from $68.7 million to $64.2 million or, 81% of revenues to 77% of revenues due to a softening in demand in the semiconductor capital equipment manufacturing sector. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 32% of total revenue for 2005 compared to 39% of total revenue for 2004. Parts and services revenues were flat as a percentage of revenue from 2003 to 2004 and increased slightly as a percentage of revenue from 2004 to 2005 as customers continue to spend more on repair and maintenance of their existing equipment which is typical in periods of reduced capital spending by our customers. In addition, parts and service revenue has increased as a result of our direct sales operations in Japan. Parts and services revenues are generated from part sales, maintenance service contracts, as well as time and material billable service calls. In periods of prolonged recovery, we expect systems revenues as a percentage of total revenue to increase and parts and service revenues as a percentage of total revenue to decrease as customers buy new equipment.

Deferred revenues of $2.5 million are recorded in other current liabilities at December 31, 2005 and primarily consisted of $2.3 million for deferred maintenance agreements and $0.2 million for systems awaiting acceptance.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product and regional sales mix, production volume, customization and reconfiguration of systems and parts and service margins. Our gross profit was $25.3 million, $39.7 million and $38.5 million in 2003, 2004 and 2005, respectively. Our gross profit represented 43.2%, 47.1% and 46.5% of our revenues in 2003, 2004 and 2005, respectively. The increase in gross profit as a percentage of revenue from 2003 to 2004 is primarily due to an increase in metal tool shipments, which typically have higher margins, and leverage generated by fixed manufacturing and customer service costs representing a smaller percentage of the overall cost of goods sold. The increase was partially offset by a decrease in licensing revenues and our investment in our direct sales and support operations in Japan. The decrease in gross profit as a percentage of revenue from 2004 to 2005 is primarily due to customer support and fixed manufacturing costs representing a larger component of cost of goods sold on a lower revenue base.

Research and Development. The thin film transparent, opaque process control and macro-defect inspection metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $13.4 million, $15.8 million and $11.9 million in 2003, 2004 and 2005, respectively. Research and development expense represented 22.9%, 18.8% and 14.4% of our revenues in 2003, 2004 and 2005, respectively. The year-over-year dollar increase from 2003 to 2004 primarily reflects higher compensation costs and an increase in product development costs. The year-over-year dollar decrease from 2004 to 2005 is primarily attributed to reduced headcount, the timing of our subcontractor programs and the timing of our new product releases. We continue to maintain our commitment to investing in new product development and enhancement to existing products as we position ourselves for future growth.

Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $10.6 million, $15.2 million and $20.4 million in 2003, 2004 and 2005, respectively. Selling, general and administrative expense represented 18.1%, 18.1% and 24.6% of our revenues in 2003, 2004 and 2005, respectively. The year-over-year dollar increase from 2003 to 2004 in selling, general and administrative expense was primarily due to increased compensation costs, our investment in the fourth quarter of 2004 in our direct sales and support operations in Japan, increased administrative costs at our other branch offices and an increase in costs associated with Sarbanes-Oxley section 404 reporting requirements compliance. The year-over-year dollar increase from 2004 to 2005 in selling, general and administrative expense was primarily due to a full year impact of investments in Japan of $2.4 million, increased sales and administrative costs at our branch offices of $0.5 million, the consolidation of facilities of $0.6 million and increased cash and equity compensation costs of $0.7 million.

Interest Income and Other, Net. Interest income and other, net was $1.6 million, $1.9 million and $1.4 million in 2003, 2004 and 2005, respectively. Interest income and other, net for 2005 consisted primarily of interest income of $2.2 million, net realized losses on sales of marketable securities of $0.9 million and rental income of $0.1 million. The increase in interest income and other, net of $0.3 million from 2003 to 2004 is due to litigation settlement income of $0.5 million related to a prior claim for a commercial dispute, higher interest income of $0.3 million, higher rental income of $0.1 million, offset by higher realized losses on sales of marketable securities of $0.6 million. The decrease in interest income and other, net of $0.5 million from 2004 to 2005 is primarily due to the litigation settlement income of $0.5 million received in 2004.

Provision for Income Taxes. We use the asset and liability method of accounting for income taxes prescribed by Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Income tax expense was $0.3 million, $2.9 million and $1.8 million in 2003, 2004 and 2005, respectively. Our effective tax rate was 14%, 30% and 26% in 2003, 2004 and 2005, respectively. We computed our effective tax rate for 2003 on prevailing federal and state rates adjusted for research and development tax credits and income derived from tax exempt securities. We computed our effective tax rate for 2004 and 2005 on prevailing federal and state rates adjusted for research and development credits, changes in our valuation allowance for deferred tax assets and income derived from tax exempt securities. Our effective tax rate in 2005 reflects a change in the valuation allowance of $0.1 million for a portion of the deferred tax assets attributable to foreign net operating loss (NOL) carry forwards at December 31, 2005. Realization of the deferred tax assets is dependent on our generating sufficient taxable income in future years in Europe and Japan to obtain the tax benefit of NOL carry forwards. Due to uncertainties in the timing and amount of the realization of this deferred tax asset, we have provided a valuation allowance equal to 85% of such deferred assets at December 31, 2005.

Liquidity and Capital Resources

At December 31, 2003, we had $80.6 million of cash, cash equivalents and marketable securities and $111.3 million in working capital. At December 31, 2004, we had $76.7 million of cash, cash equivalents and marketable securities and $120.1 million in working capital. At December 31, 2005 our cash, cash equivalents and marketable securities totaled $80.8 million, while working capital amounted to $125.3 million.

Typically during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected. Similarly, during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. However, in 2005, as our revenues declined from $84.2 million to $82.9 million, our change in accounts receivables represented a use of cash. This was primarily due to longer collection times from our Japanese customers. Because of the lack of visibility in projected sales for 2006 and the merger with August Technology, we are uncertain as to the level of expected cash from operating activities in 2006, if any.

Cash provided by operating activities in 2003 was $6.3 million. In 2004, operating activities used $3.2 million in cash. Net cash provided by operating activities in 2005 totaled $8.1 million. Cash provided by operating activities during 2003 was primarily due to net income of $1.8 million combined with a decrease in accounts receivable of approximately $6.0 million, and a decrease in inventories of $1.9 million. Cash provided from operating activities during 2003 was negatively affected by a decrease in accounts payable and other liabilities and a decrease in deferred revenue. Net cash used in operating activities in 2004 was primarily due to increases in accounts receivable and inventories of $12.7 million and $7.5 million, partially offset by profit before depreciation and amortization of $9.0 million, a decrease of $1.5 million in net deferred tax assets, an increase in accrued liabilities of $2.8 million, an increase in other current liabilities of $0.3 million, a decrease in prepaid expenses and other assets of $2.1 million and a decrease in income taxes receivable of $1.3 million. During 2005, cash provided by operating activities was primarily due to profit before depreciation, foreign currency exchange loss, net loss on sale of marketable securities and amortization of $9.4 million, a decrease in inventories of $3.7 million, an increase in other non-current liabilities of $0.7 million and a decrease in prepaid expenses and other assets of $0.6 million, partially offset by an increase in accounts receivable of $5.7 million and a decrease in accrued liabilities of $1.2 million. The increase in receivables is primarily due to the timing of shipments towards the end of the year and longer collection times in Japan.

Net cash used in investing activities was $21.7 million and $14.1 million in 2003 and 2004. Net cash provided by investing activities was $16.0 million in 2005. In 2003, net cash used in investing activities included a net increase in marketable securities of $21.1 million and capital expenditures of $0.7 million. In 2004, net cash used in investing activities included a net increase in marketable securities of $12.4 million, costs incurred for capitalized software of $0.8 million and capital expenditures of $1.0 million. In 2005, net cash provided by investing activities included a net decrease in marketable securities of $20.4 million, capital expenditures of $2.7 million, costs incurred for capitalized software of $0.9 million and acquisition costs for business combinations of $0.9 million. Capital expenditures in 2005 were primarily related to our new facility in Mt. Olive, New Jersey. Capital expenditures over the next twelve months are expected to be approximately $3.6 million.

Net cash provided by financing activities was $1.6 million, $1.6 million and $1.5 million in 2003, 2004 and 2005, respectively. In 2003, 2004 and 2005, net cash provided by financing activities was a result of proceeds received from sales of shares through employee stock plans.

On February 15, 2006, we announced that our merger with August Technology Corporation had been completed. The merger was approved by August Technology’s shareholders, and the issuance of shares of Rudolph Common stock was approved by Rudolph’s stockholders, at their respective special meetings held that day. The combined company will continue to be known as Rudolph Technologies, Inc. Under the terms of the agreement, we paid an aggregate of $37.2 million in cash and issued an aggregate of 11.3 million shares of our common stock to former August Technology shareholders. Accordingly, the holder of one share of August Technology common stock immediately prior to the effective time of the merger that: 1) made a valid election to receive cash in the merger, received $10.50 in cash in exchange for such share of August Technology common stock; 2) made a valid election to receive shares of Rudolph common stock in the merger received $1.84 in cash and 0.6289 of a share of Rudolph common stock; and 3) did not make a valid election received $10.50 in cash. At December 31, 2005, we had capitalized $3.0 million of direct costs associated with the merger. The $37.2 million in cash paid was funded using our existing cash and marketable securities.

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

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2005.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$8,486	$628	$1,491	$1,643	$4,724
Open and committed purchase orders	4,160	4,160	—	—	—

Total	$12,646	$4,788	$1,491	$1,643	$4,724

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. At December 31, 2005, we had a valuation allowance of $0.5 million for a portion of the deferred tax assets attributable to foreign net operating loss carryforwards due to the uncertainty of future earnings of our subsidiaries in Europe and Japan. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). The FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP is effective for reporting periods beginning after December 15, 2005. We are currently assessing the impact of the FSP on our consolidated financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on our consolidated financial position and results of operations.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which is the result of its efforts to converge U.S. accounting standards for inventories with International Financial Reporting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 151 on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of December 31, 2005, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.3 million decrease in the fair value of our available for sale securities.

Foreign Currency Risk

We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan, which are subject to currency fluctuations. We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. Net foreign exchange rate losses included in operating results are $0.9 million for 2005. Net foreign exchange rate gains included in operating results are $0.1 million and $0.4 million for 2004 and 2003, respectively. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. As of October 1, 2004, substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of December 31, 2005, we had eight forward contracts outstanding with a total notional contract value of $4.1 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are set forth on the pages indicated at Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective in providing assurance that material information required to be disclosed in our reports filed with or submitted to the Securities and Exchange Commission under the Exchange Act is made known to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, as stated in their report which is included herein.

Date:    March 15, 2006

By:	/s/ PAUL F. MCLAUGHLIN
Paul F. McLaughlin Chairman and Chief Executive Officer

Date:    March 15, 2006

By:	/s/ STEVEN R. ROTH
Steven R. Roth Senior Vice President

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 23, 2006, and the information included in the Proxy Statement is incorporated herein by reference.

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

2. Financial Statement Schedule

See Index to financial statements on page F-1 of this report.

3. Exhibits

The following is a list of exhibits. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).

2.2	Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005).

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).

4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No. 000-27965).

4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

10.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

Exhibit No.	Description
10.3	Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q, filed on November 14, 2001).

10.4	Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.5	Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.6	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.7	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Robert Loiterman (incorporated herein by reference to Exhibit 10.13 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.8	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.9	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.10	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.11	Agreement and Plan of Merger among Rudolph Technologies, Inc., Oasis Acquisition, Inc., ISOA, Inc. and certain shareholders of ISOA, Inc. dated July 22, 2002 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2002).

10.12	Form of option agreement under 1999 Stock Plan (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 5, 2004).

10.13	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (filed with Rudolph Technologies, Inc.’s Current Report on Form 8-K filed on June 21, 2005 and incorporated herein by reference).

10.14	Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).

14.1	Rudolph Technologies Code of Business Conduct and Ethics. Filed herewith.

14.2	Rudolph Technologies Financial Code of Ethics. Filed herewith.

21.1	Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

Exhibit No.	Description
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

+	Confidential treatment has been granted with respect to portions of this exhibit.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have audited the consolidated financial statements of Rudolph Technologies, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rudolph Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rudolph Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Short Hills, New Jersey

March 15, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A of the Company’s Annual Report on Form 10-K, that Rudolph Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rudolph Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rudolph Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Rudolph Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Rudolph Technologies, Inc. and subsidiaries listed in the accompanying index, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Short Hills, New Jersey

March 15, 2006

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$12,627	$37,986
Marketable securities	64,120	42,821
Accounts receivable, less allowance of $323 in 2004 and $230 in 2005	20,827	26,046
Inventories	33,996	30,073
Deferred income taxes	1,853	2,119
Prepaid expenses and other current assets	1,197	974

Total current assets	134,620	140,019
Property, plant and equipment, net	8,330	8,599
Goodwill	13,245	13,245
Identifiable intangible assets, net	9,504	8,628
Deferred income taxes	4,347	4,190
Other assets	1,234	5,320

Total assets	$171,280	$180,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,914	$4,751
Accrued liabilities:
Payroll and related expenses	3,758	3,115
Royalties	1,432	852
Warranty	1,209	1,234
Income taxes payable	1,392	1,080
Deferred revenue	2,459	2,463
Other current liabilities	1,341	1,230

Total current liabilities	14,505	14,725
Other non-current liabilities	—	742

Total liabilities	14,505	15,467

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shared issued and outstanding at December 31, 2004 and 2005	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,817,011 and 16,941,224 issued and outstanding at December 31, 2004 and 2005, respectively	17	17
Additional paid-in capital	142,986	147,278
Accumulated other comprehensive loss	(1,442)	(928)
Retained earnings	15,214	20,191
Unearned compensation	—	(2,024)

Total stockholders’ equity	156,775	164,534

Total liabilities and stockholders’ equity	$171,280	$180,001

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2003	2004	2005
Revenues	$58,500	$84,248	$82,918
Cost of revenues	33,214	44,595	44,390

Gross profit	25,286	39,653	38,528

Operating expenses:
Research and development	13,390	15,847	11,901
Selling, general and administrative	10,561	15,222	20,373
Amortization	877	876	876

Total operating expenses	24,828	31,945	33,150

Operating income	458	7,708	5,378
Interest income and other, net	1,610	1,899	1,388

Income before provision for income taxes	2,068	9,607	6,766
Provision for income taxes	298	2,855	1,789

Net income	$1,770	$6,752	$4,977

Earnings per share:
Basic	$0.11	$0.40	$0.29
Diluted	$0.11	$0.40	$0.29

Weighted average number of shares outstanding:
Basic	16,408,677	16,746,212	16,898,991
Diluted	16,722,708	16,913,649	16,942,380

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

For the years ended December 31, 2003, 2004 and 2005

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Unearned Compensation	Retained Earnings	Total	Comprehensive Income
	Shares	Amount
Balance at December 31, 2002	16,330,840	$16	$137,668	$(295)	$—	$6,692	$144,081
Proceeds from sales of shares through employee stock plans and other	330,400	1	1,553	—	—	—	1,554
Net income	—	—	—	—	—	1,770	1,770	$1,770
Tax benefit of exercise of employee stock options	—	—	1,933	—	—	—	1,933
Currency translation	—	—	—	(466)	—	—	(466)	(466)
Unrealized loss on investments, net of income tax benefit of $190	—	—	—	(335)	—	—	(335)	(335)

Comprehensive income								$969

Balance at December 31, 2003	16,661,240	$17	$141,154	$(1,096)	$—	$8,462	$148,537
Proceeds from sales of shares through employee stock plans	155,771	—	1,629	—	—	—	1,629
Net income	—	—	—	—	—	6,752	6,752	$6,752
Tax benefit of exercise of employee stock options	—	—	203	—	—	—	203
Currency translation	—	—	—	60	—	—	60	60
Unrealized loss on investments, net of income tax benefit of $317	—	—	—	(406)	—	—	(406)	(406)

Comprehensive income								$6,406

Balance at December 31, 2004	16,817,011	$17	$142,986	$(1,442)	$—	$15,214	$156,775
Proceeds from sales of shares through employee stock plans	124,213	—	1,503	—	—	—	1,503
Net Income	—	—	—	—	—	4,977	4,977	$4,977
Stock based compensation	—	—	75	—	556	—	631
Unearned compensation	—	—	2,580	—	(2,580)	—	—
Tax benefit of exercise of employee stock options	—	—	134	—	—	—	134
Currency translation	—	—	—	518	—	—	518	518
Unrealized loss on investments, net of income tax benefit of $12	—	—	—	(4)	—	—	(4)	(4)

Comprehensive income								$5,491

Balance at December 31, 2005	16,941,224	$17	$147,278	$(928)	$(2,024)	$20,191	$164,534

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$1,770	$6,752	$4,977
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization	877	876	876
Depreciation	1,297	1,335	1,773
Foreign currency exchange (gain) loss	(369)	(62)	885
Net (gain) loss on sale of marketable securities	(363)	192	856
Tax benefit for sale of shares through employee stock plans	1,933	203	134
Stock based compensation	—	—	631
Provision for (recovery of) doubtful accounts and inventory valuation	430	327	394
Deferred income taxes	(1,104)	1,489	(109)
Decrease (increase) in assets
Accounts receivable	5,967	(12,669)	(5,669)
Income taxes receivable	4	1,332	—
Inventories	1,873	(7,518)	3,702
Prepaid expenses and other assets	51	2,053	626
Increase (decrease) in liabilities:
Accounts payable	470	(202)	(207)
Accrued liabilities	(1,308)	2,830	(1,156)
Income taxes payable	136	77	(312)
Deferred revenue	(2,552)	(464)	4
Other current liabilities	(2,826)	250	(70)
Other non-current liabilities	—	—	742

Net cash and cash equivalents provided by (used in) operating activities	6,286	(3,199)	8,077

Cash flows from investing activities:
Net (increase) decrease in marketable securities	(21,091)	(12,376)	20,439
Purchases of property, plant and equipment	(656)	(963)	(2,677)
Capitalized software	—	(806)	(882)
Acquisition costs for business combinations	—	—	(863)

Net cash and cash equivalents (used in) provided by investing activities	(21,747)	(14,145)	16,017

Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans and other	1,554	1,629	1,503

Net cash and cash equivalents provided by financing activities	1,554	1,629	1,503

Effect of exchange rate changes on cash and cash equivalents	80	122	(238)

Net (decrease) increase in cash and cash equivalents	(13,827)	(15,593)	25,359
Cash and cash equivalents at beginning of year	42,047	28,220	12,627

Cash and cash equivalents at end of year	$28,220	$12,627	$37,986

Supplemental disclosure of cash flow information:
Net cash (refunded) paid during the period for:
Income taxes	$(916)	$(616)	$1,959
Non-cash investing activities:
Acquisition costs for business combinations	$—	$—	$2,138

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

B. Revenue Recognition

Revenue is recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Certain sales of the Company’s products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, installation and training services. The Company generally recognizes product revenue upon shipment. When customer acceptance is subjective and not obtained prior to shipment, the Company defers product revenue until such time as positive affirmation of acceptance has been obtained from the customer. Customer acceptance is generally based on the Company’s products meeting published performance specifications. The amount of revenue allocated to the shipment of products is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service. Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer’s site. Revenue related to training services is recognized ratably over the training period.

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

E. Marketable Securities:

The Company has evaluated its investment policies consistent with the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net. Available-for-sale securities are classified as current assets regardless of their maturity date as they are available for use in current operations. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in fair value is determined to be other-than-temporary, unrealized losses on available-for-sale securities are charged against earnings. The specific identification method is used to determine the gains and losses on marketable securities.

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

J. Goodwill and Other Intangible Assets:

Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment in accordance with the provisions of SFAS No. 142. In connection therewith, the Company determined that it has one reporting unit. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company performed an assessment to determine whether goodwill was impaired as of December 31, 2003, 2004 and 2005, and determined that there was no impairment to its goodwill balance at these dates. The Company tests for goodwill impairment at December 31 each year.

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

N. Translation of Foreign Currencies:

The Company has foreign branches in China, Korea, Taiwan and Singapore, and wholly-owned subsidiaries in Europe and Japan, which use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss”. Any foreign currency gains or losses related to transactions are included in operating results. Net foreign exchange rate gains included in operating results are $369 and $62 for 2003 and 2004, respectively. Net foreign exchange rate losses included in operating results are $885 for 2005. The Company had accumulated exchange losses resulting from the translation of foreign financial statements of $1,127 and $609 as of December 31, 2004 and 2005, respectively.

O. Stock-based Compensation:

The Company has stock-based employee compensation plans which are described more fully in Note 9. The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company may also grant restricted stock units. Restricted stock units are issued on the date of grant and typically vest annually over a five-year period or as otherwise determined by the Plan Administrator. For restricted stock units granted to employees and directors, the fair market value of the restricted stock units at the date of grant is recorded as unearned compensation in stockholders’ equity and is amortized to expense ratably over the vesting period. For restricted stock units granted to non-employees, compensation expense is recorded for the period based on market value at the end of the period over the vesting period of the grant.

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

	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$1,770	$6,752	$4,977
Add: Stock-based employee compensation expense included in reported net income, net of related income tax benefits	—	—	396
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related income tax benefits	5,119	5,654	8,902

Pro forma net income (loss)	$(3,349)	$1,098	$(3,529)

Net income (loss) per share:
Basic-as reported	$0.11	$0.40	$0.29
Basic-pro forma	$(0.20)	$0.07	$(0.21)
Diluted-as reported	$0.11	$0.40	$0.29
Diluted-pro forma	$(0.20)	$0.07	$(0.21)

There were no options granted under the Employee Stock Purchase Plan (ESPP) during 2005 that would be deemed compensatory. The fair value of each stock option granted during the year is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Employee Stock Options	2003	2004	2005
Expected life (years)	5.0	5.0	5.0
Expected volatility	62.5%	67.2%	50.9%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.6%	3.1%	3.9%
Weighted average fair value of options granted during the year	$9.59	$13.34	$7.55

Employee Stock Purchase Plan Shares	2003	2004	2005
Expected life (years)	0.5 to 2.0	0.5 to 2.0	—
Expected volatility	59.5%	56.0%	—
Expected dividend yield	0.0%	0.0%	—
Risk-free interest rate	1.7%	1.5%	—
Weighted average fair value of options granted during the year	$5.99	$6.31	—

Effective April 14, 2005, the Company accelerated the vesting of all unvested stock options awarded to employees, officers and other eligible participants under the Company’s 1999 Stock Plan. A total of 959,059 options to purchase shares of Rudolph stock became immediately exercisable as a result of the vesting acceleration, however only 86,984 of the stock options, or 9% of the total accelerated shares, were “in the money”. These options were typically scheduled to incrementally vest beginning on the first anniversary of their respective grant date. The Company recognized a de minimus charge in the second quarter of 2005 as a result of the acceleration. The

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Company took this action because it will produce a more favorable impact on the Company’s future results of operations in light of the Company’s anticipated adoption of SFAS No. 123R, effective January 1, 2006. By accelerating the vesting of these options, the Company believes it will save approximately $7.0 million in future compensation expense that would have been required to be expensed, beginning January 1, 2006, over the remaining option lives using its current valuation models. In addition, effective May 1, 2005, the Company amended its ESPP. The amendments remove the “look back” provision, that was previously a part of the ESPP and reduced the discount for purchasing shares of the Company’s stock to five percent. These modifications to the ESPP have been made as a result of the Company’s anticipated adoption of SFAS No. 123R.

P. Research and Development and Software Development Costs:

Expenditures for research and development are expensed as incurred. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased or Marketed.” SFAS No. 86 requires that certain software product development costs incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company’s customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. At December 31, 2004 and 2005, capitalized software development costs were $806 and $1,688, respectively. There was no amortization of software development cost during the years ended December 31, 2003, 2004 and 2005.

Q. Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities.

R. Derivative Instruments and Hedging Activities

The Company reports derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive loss, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2005, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The dollar equivalent of the US dollar forward contracts and related fair values as of December 31, 2005 were as follows:

Foreign Currency Sales Contracts
Notional amount	$4,055
Fair value of liability	83

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company recognized a gain of $172 with respect to forward contracts which matured during 2005. The aggregate notional amount of these contracts was $1,736.

S. Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 financial statement presentation.

T. Recent Accounting Pronouncements:

In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (the “FSP”). The FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP is effective for reporting periods beginning after December 15, 2005. The Company is currently assessing the impact of the FSP on its consolidated financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense share-based payment awards with compensation cost for share-based payment transactions measured at fair value. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in its first quarter of 2006. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on its consolidated financial position and results of operations and the alternative adoption methods. As a result of the anticipated adoption of SFAS No. 123R, the Company accelerated the vesting of all unvested stock options under its 1999 Stock Plan on April 14, 2005. By accelerating the vesting of these options, the Company believes it will save approximately $7.0 million in future compensation expense that would have been required to be expensed over the remaining option lives under SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which is the result of its efforts to converge U.S. accounting standards for inventories with International Financial Reporting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 151 on its consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

3. Marketable Securities:

At December 31, 2004, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury notes and obligations of U.S. Government agencies	$28,378	$19	$(414)	$27,983
Tax-free auction rate securities	20,900	—	—	20,900
Asset-backed securities	3,931	3	(16)	3,918
Corporate bonds	9,384	13	(111)	9,286
Mortgage-backed securities	2,030	19	(16)	2,033

Total marketable securities	$64,623	$54	$(557)	$64,120

At December 31, 2005, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury notes and obligations of U.S. Government agencies	$20,432	$13	$(302)	$20,143
Tax-free auction rate securities	10,465	—	—	10,465
Asset-backed securities	2,483	—	(45)	2,438
Corporate bonds	7,994	—	(148)	7,846
Mortgage-backed securities	1,966	1	(38)	1,929

Total marketable securities	$43,340	$14	$(533)	$42,821

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the consolidated balance sheet classification, is as follows at December 31, 2004 and 2005:

	December 31, 2004		December 31, 2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$32,436	$32,164	$22,444	$22,345
Due after one through five years	25,952	25,716	16,068	15,748
Due after five through ten years	3,695	3,701	2,663	2,606
Due after ten years	2,540	2,539	2,165	2,122

Total marketable securities	$64,623	$64,120	$43,340	$42,821

A net realized gain of $363 was included in the consolidated statement of operations for 2003. Net realized losses of $192 and $856 were included in the consolidated statements of operations for 2004 and 2005, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and unrealized loss position at December 31, 2005:

	In Unrealized Loss Position for less than 12 Months		In Unrealized Loss Position for 12 Months or Greater		Total in Unrealized Loss Position
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Treasury notes and obligations of U.S. Government agencies	$6,922	$106	$10,243	$197	$17,165	$303
Tax-free auction rate securities	—	—	—	—	—	—
Asset-backed securities	2,016	43	187	1	2,203	44
Corporate bonds	6,186	111	1,509	37	7,695	148
Mortgage-backed securities	1,197	15	680	23	1,877	38

Total marketable securities	$16,321	$275	$12,619	$258	$28,940	$533

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities as a result of an increase in interest rates during fiscal 2005. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2005 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

4. Identifiable Intangible Assets:

Identifiable intangible assets as of December 31, 2004 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$3,091	$2,095	$996
Patented technology	16 years	9,900	1,392	8,508

Total		$12,991	$3,487	$9,504

Identifiable intangible assets as of December 31, 2005 are as follows:

	Weighted Average Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Purchased technology	12 years	$3,091	$2,352	$739
Patented technology	16 years	9,900	2,011	7,889

Total		$12,991	$4,363	$8,628

Intangible asset amortization expense amounted to $877, $876 and $876 for the years ended December 31, 2003, 2004 and 2005, respectively. Assuming no change in the gross carrying value of identifiable intangible assets, estimated amortization expense amounts to $876 for 2006 and 2007, $842 for 2008 and $618 for 2009 and 2010.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

5. Property, Plant and Equipment:

Property, plant and equipment, net is comprised of the following:

	December 31,
	2004	2005
Land and building	$5,169	$5,175
Machinery and equipment	3,991	3,422
Furniture and fixtures	1,473	1,375
Computer equipment	3,410	3,289
Leasehold improvements	946	3,081

	14,989	16,342
Accumulated depreciation	(6,659)	(7,743)

Property, plant and equipment, net	$8,330	$8,599

Depreciation expense amounted to $1,297, $1,335 and $1,773 for the years ended December 31, 2003, 2004, and 2005 respectively.

6. Inventories:

Inventories are comprised of the following:

	December 31,
	2004	2005
Materials	$20,485	$15,422
Work-in-process	8,507	7,250
Finished goods	5,004	7,401

Total inventories	$33,996	$30,073

The Company has established reserves of $1,307 and $1,787 at December 31, 2004 and 2005, for slow moving and obsolete inventory. During 2004, the Company recorded a charge of $265 for the write-down of inventory for excess parts, for older product lines and for parts that design and engineering advancements rendered obsolete and wrote off $925 of inventory previously provided for. During 2005, the Company recorded a charge of $480 for the write-down of inventory for excess parts, for older product lines and for parts that design and engineering advancements rendered obsolete.

7. Commitments and Contingencies:

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2003	2004	2005
Balance, beginning of the year	$1,120	$950	$1,209
Provision for warranties issued during the year	1,024	1,540	1,945
Consumption of reserves	(1,194)	(1,281)	(1,920)

Balance, end of the year	$950	$1,209	$1,234

Legal Matters

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that management believes would have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Lease Agreements

On June 9, 2005, the Company entered into a ten year and six month lease agreement with Mount Olive Industrial Realty Company LLC to lease approximately 83,500 square feet of manufacturing and office space. This location replaces leased space in Mt. Arlington and Ledgewood, New Jersey and serves as the Company’s manufacturing, engineering, customer support and training facility. The Company began occupying the space in the fourth quarter of 2005. The Company received landlord incentives of $820 to offset the costs of constructing structural components for the leased space. These incentives are recorded as deferred rent in current and non-current liabilities to be amortized over the lease term as a decrease to rent expense. Total future minimum rent payments will be approximately $223 for 2006, $696 for 2007, $768 for 2008, $809 for 2009, $834 for 2010 and $4,724 for all periods thereafter. The Company recognizes expense on a straight-line basis.

In connection with this relocation, the Company incurred an early termination fee of $397 in exercising its right to terminate the lease at its Ledgewood, New Jersey location. This charge was recognized in selling, general and administrative expense in the Company’s consolidated statement of operations in the fourth quarter of 2005.

The Company rents space for its manufacturing and service operations and sales offices. Total rent expense for these facilities amounted to $1,069, $1,149 and $1,550 for the years ended December 31, 2003, 2004 and 2005, respectively.

The Company also leases certain equipment pursuant to operating leases, which expire through 2007. Rent expense related to these leases amounted to $63, $47 and $42 for the years ended December 31, 2003, 2004 and 2005, respectively.

Total future minimum lease payments under noncancelable operating leases as of December 31, 2005 amounted to $628 for 2006, $723 for 2007, $768 for 2008, $809 for 2009, $834 for 2010 and $4,724 for all periods thereafter.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Royalty Agreements

Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $1,326, $2,755 and $2,071 for the years ended December 31, 2003, 2004 and 2005, respectively.

Open and Committed Purchase Orders

The Company has open and committed purchase orders of $4.2 million as of December 31, 2005.

8. Preferred Share Purchase Rights

On June 27, 2005, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”) and declared a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of Company common stock. Each Right entitles stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of Rudolph at an exercise price of $120. The Company’s Board is entitled to redeem the Rights at $0.001 per Right at any time before a person has acquired 15% or more of the outstanding Rudolph common stock.

Subject to limited exceptions, the Rights will be exercisable if a person or group (the “Acquiring Person”) acquires 15% or more of Rudolph common stock or announces a tender offer for 15% or more of the common stock. Each Right, other than Rights held by the Acquiring Person which will become void, entitles its holder to purchase a number of common shares of Rudolph having a market value at that time of twice the Right’s exercise price.

The Rights Plan will expire in 2015. The adoption of the Rights Plan had no impact on the financial position or results of operations of the Company.

9. Employee Benefit and Stock Option Plans:

In 1996, the Company adopted the 1996 Stock Option Plan (the “Option Plan”). Under the Option Plan, the Company was authorized to grant options to purchase up to 1,069,902 shares of common stock. All of the outstanding options became 100% vested upon the initial public offering of the Company on November 12, 1999. As of December 31, 2004 and 2005, there were no shares of common stock reserved for future grants under the Option Plan.

The Company established an Employee Stock Purchase Plan (the “ESPP”) effective August 31, 1999 and amended on May 1, 2005. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Rudolph common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of the Rudolph common stock at end of the applicable six month purchase period. The ESPP qualifies as a non-compensatory plan under section 423 of the Internal Revenue Code. As of December 31, 2004 and 2005, there were 1,209,689 and 1,446,600 shares available for issuance under the ESPP, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

The Company established the 1999 Stock Plan (the “1999 Plan”) effective August 31, 1999. The 1999 Plan provides for the grant of 2,000,000 stock options and stock purchase rights, subject to annual increases, to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan typically vest over a five-year period and expire ten years from the date of grant. As of December 31, 2004 and 2005, there were 376,032 and 714,013 shares of common stock reserved for future grants under the 1999 Plan, respectively.

The following tables summarize the stock option activity for the years ended December 31, 2003, 2004 and 2005:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares Exercisable
Balance at December 31, 2002	2,421,219	$20.92	952,952
Granted	507,000	17.24
Exercised	(252,698)	2.29
Canceled	(146,400)	19.86

Balance at December 31, 2003	2,529,121	22.11	1,111,092
Granted	378,750	22.88
Exercised	(63,749)	7.66
Canceled	(106,403)	22.12

Balance at December 31, 2004	2,737,719	22.55	1,579,246
Granted	2,000	15.30
Exercised	(61,124)	13.13
Canceled	(164,641)	24.16

Balance at December 31, 2005	2,513,954	$22.67	2,513,954

Stock option information as of December 31, 2005 is as follows:

Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Avg. Remaining Contract Life	Weighted Avg. Exercise Price per Share	Number Exercisable
$ 0.56 - $ 15.55	358,950	6.82	$12.51	358,950
15.56 - 21.00	982,233	5.47	16.53	982,233
21.01 - 39.00	801,353	6.43	26.28	801,353
39.01 - 50.75	371,418	5.08	40.93	371,418

$ 0.56 - $ 50.75	2,513,954	5.91	$22.67	2,513,954

The Company has a 401(k) savings plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 100% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Company matching contributions to the Plan totaled $349, $393 and $393 for the years ended December 31, 2003, 2004 and 2005, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

In addition, the Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2003, 2004 and 2005.

10. Interest Income and Other, Net:

	Year Ended December 31,
	2003	2004	2005
Interest income	$1,247	$1,525	$2,234
Realized gains (losses) on sale of marketable securities	363	(192)	(856)
Rental income	—	63	10
Litigation settlement	—	503	—

Total interest income and other, net	$1,610	$1,899	$1,388

11. Income Taxes:

The components of income tax expense are as follows:

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$54	$387	$(89)
State	48	392	387
Foreign	—	270	1,536

	102	1,049	1,834

Deferred:
Federal	(222)	2,436	(349)
State	43	(659)	(53)
Foreign	375	29	357

	196	1,806	(45)

Total income tax expense	$298	$2,855	$1,789

Income (loss) before income tax of ($104) and $2,172 was generated by domestic and foreign operations, respectively in 2003. Income before income tax of $6,528 and $3,079 was generated by domestic and foreign operations respectively in 2004. Income before income tax of $1,988 and $4,778 was generated by domestic and foreign operations respectively in 2005.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

Deferred tax assets are comprised of the following:

	December 31,
	2004	2005
Research and development credit carryforward	$2,303	$2,389
Reserves and accruals not currently deductible	1,323	1,415
Domestic net operating loss carryforwards	1,106	523
Foreign net operating loss and credit carryforwards	1,075	1,538
Amortization of intangibles	3,755	3,397
Inventory obsolescence reserve	429	689
Other	274	247

Gross deferred tax assets	10,265	10,198
Valuation allowance for deferred tax assets	(629)	(524)

Deferred tax assets after valuation allowance	9,636	9,674

Amortization of intangibles	(3,172)	(3,119)
Other	(264)	(246)

Total deferred tax liabilities	(3,436)	(3,365)

Net deferred tax assets	$6,200	$6,309

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. income tax rate of 34% to income before provision for income taxes as follows:

	Year Ended December 31,
	2003	2004	2005
Federal income tax provision at statutory rate	$703	$3,266	$2,310
State taxes, net of federal effect	74	372	351
Research tax credit	(663)	(1,132)	(566)
Extraterritorial income exclusion	(31)	(221)	(174)
Valuation allowance for deferred tax assets	—	629	(106)
Other	215	(59)	(26)

Provision for income taxes	$298	$2,855	$1,789

Effective tax rate	14%	30%	26%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of its domestic deferred tax assets at December 31, 2005. However, the Company has a valuation allowance of $524 for a portion of the deferred tax assets attributable to foreign net operating loss (NOL) carryforwards at December 31, 2005, due to the uncertainty of future earnings of its Dutch and Japanese subsidiaries. The remaining deferred tax assets considered realizable at December 31, 2005, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In connection with the Company’s acquisition of YMG in 2002, the Company acquired patented technology, which gave rise to a deferred tax liability of $3,500 as of December 31, 2002. The Company also

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

acquired U.S. federal and state NOL carryforwards in connection with the YMG acquisition which, as of December 31, 2002, gave rise to deferred tax assets totaling $2,900. These NOL carryforwards, having a balance of $406 and $117 as of December 31, 2005, expire between 2013 and 2022 for U.S. federal purposes, and between 2006 and 2007 for state purposes, respectively. The annual utilization of these NOL carryforwards is limited under certain provisions of the Internal Revenue Code. The foreign NOL carryforwards relate to our Dutch and Japanese subsidiaries. The Japanese NOL carryforward of $258 as of December 31, 2005 will expire between 2010 and 2011, and the Dutch NOL carryforward of $354 as of December 31, 2005 may generally be carried forward indefinitely.

12. Segment Reporting and Geographic Information:

Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision maker. The Company’s chief decision maker is the Chief Executive Officer. The Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of process control metrology systems used in semiconductor device manufacturing. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table lists the different sources of revenue:

Revenue Type	2003 % of Revenue	2004 % of Revenue	2005 % of Revenue
Systems:
Metrology	73%	79%	63%
Inspection	5	2	14
Parts	9	9	11
Services	8	8	10
Licensing	5	2	2

Total revenue	100%	100%	100%

For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Revenue by geographic region is as follows:

	Year Ended December 31,
	2003	2004	2005
Revenues from third parties:
United States	$20,255	$26,000	$18,675
Asia	23,336	50,218	46,666
Europe	14,894	8,011	17,577
Other	15	19	—

Total	$58,500	$84,248	$82,918

Customers comprising 10% or more of the Company’s total revenue for the period indicated:
A	35.3%	23.2%	20.3%
B	5.9%	22.2%	5.2%
C	0.0%	2.4%	10.1%

Accounts receivable of customers comprising 10% or more of the Company’s total revenue for the period indicated:
A	$3,014	$7,363	$2,151
B	$350	$5,383	$598
C	$—	$—	$5,600

The majority of the Company’s assets are within the United States of America.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

13. Earnings Per Share:

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings gives effect to all potential dilutive common shares outstanding during the period. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect.

The computations of basic and diluted earnings per share for the years ended December 31, 2003, 2004 and 2005 are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2003
Basic earnings per share:
Net income	$1,770	16,408,677	$0.11
Effect of dilutive stock options	—	314,031	—

Diluted earnings per share:
Net income	$1,770	16,722,708	$0.11

For the year ended December 31, 2004
Basic earnings per share:
Net income	$6,752	16,746,212	$0.40
Effect of dilutive stock options	—	167,437	—

Diluted earnings per share:
Net income	$6,752	16,913,649	$0.40

For the year ended December 31, 2005
Basic earnings per share:
Net income	$4,977	16,898,991	$0.29
Effect of dilutive stock options and restricted stock units	—	43,389	—

Diluted earnings per share:
Net income	$4,977	16,942,380	$0.29

For the year ended December 31, 2003, the Company had outstanding options to purchase 1,077,825 shares of common stock, which were excluded from the calculation of diluted earnings per share due to the anti-dilutive nature of these instruments. For the year ended December 31, 2004, the Company had outstanding options to purchase 1,375,489 shares of common stock, which were excluded from the calculation of diluted earnings per share due to the anti-dilutive nature of these instruments. For the year ended December 31, 2005, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,091,775 and 125,822, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

14. Quarterly Consolidated Financial Data (unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2005. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the period presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended				Total
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$18,892	$20,433	$21,845	$23,078	$84,248
Gross profit	8,604	9,900	10,398	10,751	39,653
Income before income taxes	1,270	2,109	3,332	2,896	9,607
Net income	978	1,492	2,194	2,088	6,752
Earnings per share:
Basic	$0.06	$0.09	$0.13	$0.12	$0.40
Diluted	$0.06	$0.09	$0.13	$0.12	$0.40
Weighted average number of shares outstanding:
Basic	16,693,407	16,740,759	16,755,374	16,749,675	16,746,212
Diluted	17,030,736	16,892,059	16,819,564	16,863,086	16,913,649

	Quarters Ended				Total
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$23,057	$21,385	$20,201	$18,275	$82,918
Gross profit	10,762	10,119	9,529	8,118	38,528
Income before income taxes	2,274	2,476	1,736	280	6,766
Net income	1,749	1,861	1,161	206	4,977
Earnings per share:
Basic	$0.10	$0.11	$0.07	$0.01	$0.29
Diluted	$0.10	$0.11	$0.07	$0.01	$0.29
Weighted average number of shares outstanding:
Basic	16,841,197	16,896,480	16,921,560	16,935,967	16,898,991
Diluted	16,922,968	16,928,358	16,959,047	16,963,112	16,942,380

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except share and per share data)

15. Subsequent Event:

On February 15, 2006, the Company announced that its merger with August Technology Corporation had been completed. The merger was approved by August Technology’s shareholders, and the issuance of shares of Rudolph common stock was approved by Rudolph’s stockholders, at their respective special meetings held that day. The combined company will continue to be known as Rudolph Technologies, Inc.

August Technology is a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. August Technology’s systems provide these manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs, improving time-to-market and enhancing the performance of their products. August Technology combines its core competencies in machine vision technology, optics, lighting and precision motion control with its proprietary software and extensive microelectronic-specific applications experience to deliver scalable, modular systems that excel at the automated detection of advanced macro defects, which August Technology defines to be defects greater in size than 0.5 micron. August Technology sells its systems to many of the leading microelectronic device manufacturers throughout the world within the markets of semiconductors, advanced packaging applications, optoelectronics MEMS, data storage and other emerging markets.

Under the terms of the agreement, the Company paid an aggregate of $37.2 million in cash and issued an aggregate of 11,287,615 shares of its common stock to former August Technology shareholders. The $37.2 million in cash paid was funded using the Company’s existing cash and marketable securities. The purchase price, including the cash and share consideration paid by the Company, the fair value of options acquired and acquisition costs was approximately $245 million. The share price used in the calculation of the purchase price has been determined based on the average closing share price for the three day period ended February 15, 2006.

The Company has commenced purchase price allocation but has not completed an acquisition date balance sheet.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expenses	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2003:
Allowance for doubtful accounts	$250	$54	$—	$55	$249
Inventory valuation	1,697	435	—	165	1,967
Warranty	1,120	1,024	—	1,194	950

Year 2004:
Allowance for doubtful accounts	$249	$74	$—	$—	$323
Inventory valuation	1,967	265	—	925	1,307
Warranty	950	1,540	—	1,281	1,209
Deferred tax valuation allowance	—	629	—	—	629

Year 2005:
Allowance for doubtful accounts	$323	$(68)	$—	$25	$230
Inventory valuation	1,307	480	—	—	1,787
Warranty	1,209	1,945	—	1,920	1,234
Deferred tax valuation allowance	629	258	—	363	524

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

RUDOLPH TECHNOLOGIES, INC.

By:	/s/ PAUL F. MCLAUGHLIN
Paul F. McLaughlin Chairman and Chief Executive Officer

Date:	March 15, 2006

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ PAUL F. MCLAUGHLIN Paul F. McLaughlin	Chairman and Chief Executive Officer	March 15, 2006

/s/ STEVEN R. ROTH Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ DAVID BELLUCK David Belluck	Director	March 15, 2006

/s/ DANIEL H. BERRY Daniel H. Berry	Director	March 15, 2006

/s/ PAUL CRAIG Paul Craig	Director	March 15, 2006

/s/ THOMAS G. GREIG Thomas G. Greig	Director	March 15, 2006

/s/ JEFF L. O’DELL Jeff L. O’Dell	Director	March 15, 2006

/s/ CARL E. RING, JR. Carl E. Ring, Jr.	Director	March 15, 2006

/s/ RICHARD F. SPANIER Richard F. Spanier	Director	March 15, 2006

/s/ AUBREY C. TOBEY Aubrey C. Tobey	Director	March 15, 2006

/s/ MICHAEL W. WRIGHT Michael W. Wright	Director	March 15, 2006

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).

2.2	Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005).

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).

4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No. 000-27965).

4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

10.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.3	Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q, filed on November 14, 2001).

10.4	Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.5	Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.6	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.7	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Robert Loiterman (incorporated herein by reference to Exhibit 10.13 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

Exhibit No.	Description
10.8	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.9	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.10	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.11	Agreement and Plan of Merger among Rudolph Technologies, Inc., Oasis Acquisition, Inc., ISOA, Inc. and certain shareholders of ISOA, Inc. dated July 22, 2002 (incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K as filed with the Commission on October 9, 2002).

10.12	Form of option agreement under 1999 Stock Plan (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10Q, filed on November 5, 2004).

10.13	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (filed with Rudolph Technologies, Inc.’s Current Report on Form 8-K filed on June 21, 2005 and incorporated herein by reference).

10.14	Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).

14.1	Rudolph Technologies Code of Business Conduct and Ethics. Filed herewith.

14.2	Rudolph Technologies Financial Code of Ethics. Filed herewith.

21.1	Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

+	Confidential treatment has been granted with respect to portions of this exhibit.