Form 10-Q
period 2006-03-31
RUDOLPH TECHNOLOGIES INC
filed 2006-05-10
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: March 31, 2006

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

        The number of outstanding shares of the Registrant's Common Stock on April 25, 2006 was 28,398,664.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$ 39,063	$ 37,986
Marketable securities	39,364	42,821
Accounts receivable, net	49,185	26,046
Inventories	53,922	30,073
Prepaid expenses and other current assets	6,670	3,093
Total current assets	188,204	140,019
Property, plant and equipment, net	16,282	8,599
Goodwill	146,450	13,245
Identifiable intangible assets, net	40,758	8,628
Other assets	2,957	9,510
Total assets	$ 394,651	$ 180,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 21,187	$ 9,952
Other current liabilities	10,506	4,773
Total current liabilities	31,693	14,725
Non-current liabilities	4,249	742
Total liabilities	35,942	15,467

Commitments and contingencies

Stockholders' equity:
Common stock	28	17
Additional paid-in capital	351,125	147,278
Accumulated other comprehensive loss	(889)	(928)
Retained earnings	8,445	20,191
Unearned compensation	-	(2,024)
Total stockholders' equity	358,709	164,534
Total liabilities and stockholders' equity	$ 394,651	$ 180,001

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues	$ 31,848	$ 23,057
Cost of revenues	22,599	12,295
Gross profit	9,249	10,762
Operating expenses:
Research and development	5,310	3,371
In-process research and development	9,900	-
Selling, general and administrative	6,986	5,322
Amortization	672	219
Total operating expenses	22,868	8,912
Operating income (loss)	(13,619)	1,850
Interest income and other, net	712	424
Income (loss) before income taxes	(12,907)	2,274
Provision (benefit) for income taxes	(1,161)	525
Net income (loss)	$ (11,746)	$ 1,749
Earnings (loss) per share:
Basic	$ (0.52)	$ 0.10
Diluted	$ (0.52)	$ 0.10
Weighted average shares outstanding:
Basic	22,545,167	16,841,197
Diluted	22,545,167	16,922,968

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ (11,746)	$ 1,749
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Amortization	672	219
Depreciation	698	415
In-process research and development	9,900	-
Foreign currency exchange loss	233	29
Net loss on sale of marketable securities	117	53
Share-based compensation	305	76
Tax benefit for sale of shares through employee stock plans	-	85
Provision for doubtful accounts and inventory valuation	3,252	45
Deferred income taxes	263	(64)
Decrease (increase) in assets:
Accounts receivable	(8,618)	(30)
Inventories	(1,569)	2,512
Prepaid expenses and other assets	(553)	513
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	58	(74)
Other current liabilities	1,891	2,311
Non-current liabilities	(20)	-
Net cash and cash equivalents provided by (used in) operating activities	(5,117)	7,839
Cash flows from investing activities:
Net decrease in marketable securities	16,707	9,870
Purchases of property, plant and equipment	(2,302)	(131)
Capitalized software	(505)	(262)
Purchase of business, net of cash acquired	(9,095)	-
Net cash provided by investing activities	4,805	9,477
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	1,140	608
Tax benefit for sale of shares through employee stock plans	225	-
Net cash provided by financing activities	1,365	608
Effect of exchange rate changes on cash	24	(65)
Net increase in cash and cash equivalents	1,077	17,859
Cash and cash equivalents at beginning of period	37,986	12,627
Cash and cash equivalents at end of period	$ 39,063	$ 30,486

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2006 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2.   Business Combinations

        On February 15, 2006, the Company completed its merger with August Technology Corporation.   August Technology is a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. Their systems provide manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs and decreasing time-to-market. They have traditionally provided systems to address the automated inspection needs of the early stages of the final manufacturing or back-end of the microelectronic device manufacturing process. In addition, they have introduced new products for edge and backside inspection systems for advanced macro defect detection primarily in the front-end of the wafer manufacturing process. When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer's surface.

        The merger was approved by August Technology's shareholders, and the issuance of shares of Rudolph common stock was approved by Rudolph's stockholders, at their respective special meetings held that day. The combined company will continue to be known as Rudolph Technologies, Inc. The aggregate purchase price was $246,813, consisting of $37,200 in cash 11,298,265 shares of common stock valued at $197,833, the fair value of assumed August Technology options of $6,379 and transaction costs of $5,401. The market price used to value the Rudolph shares issued as consideration for August Technology was $17.51, which represents the average of the closing market price of Rudolph's common stock for the three day period ended February 15, 2006.

        As of the acquisition date,  the Company's revenue recognition policy incorporates acquired activities.   Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Certain sales of the Company's products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, software, installation, and training services. The Company generally recognizes product revenue upon shipment. When customer acceptance is subjective and not obtained prior to shipment, the Company defers product revenue until such time as positive affirmation of acceptance has been obtained from the customer. Customer acceptance is generally based on the Company's products meeting published performance specifications. The amount of revenue allocated to the shipment of products is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service. Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site. Revenue related to training services is recognized ratably over the training period. Revenue from software license fees is recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement.  Such undelivered elements in these arrangements typically consist of follow-on support.  If vendor-specific objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred and recognized ratably over the support period.

      In connection with the merger with August Technology Corporation, Rudolph will issue a total of approximately 10,650 additional shares of its common stock, par value 0.001 per share, in order to correct an error made by the exchange agent for the merger in the proration and allocation calculations contemplated by the merger agreement. In order to correct this error, each former holder of shares of August Technology Corporation that elected to receive shares of Rudolph common stock in the merger will receive an additional 0.0006 of a share of Rudolph common stock for each share of August Technology held by such holder (and/or cash in lieu of any fractional shares). This issuance will have no impact on former August Technology shareholders that elected to receive cash consideration in the merger. As a result of this issuance, each former holder of August Technology common stock that elected to receive Rudolph common stock in the merger will have received the number of shares of Rudolph common stock contemplated by the merger agreement.

        The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of August Technology have been included in the Company's consolidated financial statements since the date of acquisition.   The following table summarizes the unaudited estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$ 29,893
Marketable securities	13,418
Accounts receivable	14,432
Inventories	25,533
Property, plant and equipment	6,075
Goodwill	133,205
Identifiable intangible assets	42,700
Other assets	1,585
Accounts payable and accrued liabilities	(12,661)
Deferred taxes	(5,619)
Other liabilities	(1,748)
$ 246,813

          The above purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed during 2006, but no later than one year from the acquisition date.  The fair value of inventories includes a step-up of $4,553, of which, $2,468 was recognized in cost of revenues for the three months ended March 31, 2006.  In connection with the merger, at the merger date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, but has recorded initial liabilities of $238 in connection with the preliminary plan. As the Company finalizes its plans to exit or restructure activities, it may record additional liabilities for, among other things, severance and severance related costs, which would also increase the goodwill recorded.

            Of the $42,700 of acquired identifiable intangible assets, the following table reflects the allocation of the acquired identifiable intangible assets and related preliminary estimates of useful lives:

Developed technology	$ 25,000	9 years estimated useful life
Customer relationships	4,400	9 years estimated useful life
Trade names	3,400	13.6 years weighted average estimated useful life
In-process research and development	9,900
	$ 42,700

           The excess of the purchase price over the fair value of the net assets acquired and liabilities assumed was allocated to goodwill, none of which is deductible for tax purposes.  All remaining and future acquired goodwill is subject to an impairment test each year using a fair-value-based approach pursuant to SFAS No. 142. Identifiable intangible assets include developed technology, customer relationships, trade names and in-process research and development (IPRD). The Company is amortizing the intangible assets of $32,800 on a straight-line basis over their estimated remaining useful lives. The amount allocated to IPRD of $9,900 is related to defect inspection technology. Such amount was charged to expense at the acquisition date as the IPRD had not reached technological feasibility and had no alternative future use.

        Factors that contribute to a purchase price that results in recognition of goodwill include:

*  the combination of August Technology's defect inspection technology with Rudolph's MetaPULSE  metrology products is expected to improve copper metrology process controls and should allow the combined company to offer a more comprehensive and better integrated set of tools to its customers and enhance its ability to compete more effectively;

*  the combination of August Technology's defect inspection experience and technology with Rudolph's complementary defect inspection experience and technology should allow the combined company to offer its customers a more comprehensive suite of tools more quickly, thus enhancing the company's ability to compete more effectively;

*  consolidation of territorial sales activities and common marketing programs;

*  redeployment or elimination of duplicative functional and facilities costs;

*  reduction of customer service costs as a result of the consolidation of the companies' global customer service and regional support networks;

*  creation of a larger sales and service organization worldwide, the expansion of the companies' dedicated sales teams and a higher profile with customers, which is expected to present greater opportunities for potential revenue enhancements by marketing and cross-selling the products of the combined company;

*  avoidance of incurring certain costs that the companies would expect to incur on a stand-alone basis in furtherance of their growth strategies.

*  the combined company is expected to have greater prominence within the financial community, providing improved access to capital;

*  the direct sales and service presence of the combined company in the important Japanese semiconductor manufacturing market (where Rudolph has three offices with over 20 employees) may increase opportunities for product orders;

*  the combined experience, financial resources, development expertise, size and breadth of product offerings of the combined company may allow it to respond more quickly and effectively to technological change, increased consolidation and industry demands; and

*  the ability of the assembled workforce to continue to deliver value-added solutions and develop new products and industry leading production technologies that solve customer problems.

            The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and August Technology as if the acquisition occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization expense, merger costs and inventory step-up.  Due to the non-recurring nature of the $9,900 IPRD charge and inventory step-up, these amounts have not been included in the unaudited pro forma consolidated financial information. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or of the results that may be obtained in the future (in thousands except per share information).

Three Months Ended
March 31,
	2006	2005
Revenues	$ 44,372	$ 38,093
Net income	$ 306	$ (513)
Earnings per share:
Basic	$ 0.01	$ (0.02)
Diluted	$ 0.01	$ (0.02)

NOTE 3.   Share-Based Compensation

        Prior to January 1, 2006, the Company's share-based compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under this method, no compensation expense for stock options was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant.   Compensation cost for restricted stock units issued to employees and directors was based upon the market value on the date grant.  Such compensation costs were charged to unearned compensation in stockholders' equity and amortized to expense over the requisite service period.  The Company elected the disclosure-only alternative permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), for fixed stock-based awards to employees.

        On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation cost over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company's current estimates.  Prior to the adoption of SFAS 123R, the Company recorded forfeitures as incurred. Upon adoption of SFAS 123R, compensation expense for all share-based payments includes an estimate for forfeitures and is recognized over the expected term of the share-based awards using the straight-line method. The impact of this change on prior period compensation cost was immaterial.   Additionally, the unearned compensation of $2,024 at the SFAS 123R adoption date relating to previous restricted stock unit grants was offset against additional paid-in capital.  Results for prior periods have not been restated.

        The following table reflects share-based compensation expense recorded during the three month period ended March 31, 2006 in accordance with SFAS 123R:

Three Months Ended
March 31, 2006
Stock options	$ 88
Restricted stock units	217
$ 305

        Valuation Assumptions for Stock Options

        For the three month period ended March 31, 2006, there were 3,000 stock options granted and 368,711 unvested options and 1,049,156 vested options assumed from the August Technology merger.  For the three month period ended March 31, 2005, there were 1,000 stock options granted.  The fair value of each option was estimated on the date of grant for the granted options and the acquisition date for the unvested options assumed from the August Technology acquisition, using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected life (years)	3.4	5.0
Expected volatility	55.1%	50.9%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.6%	3.9%
Weighted average fair value per option	$ 9.00	$ 7.55

        Share-Based Compensation Plans

        The Company's share-based compensation plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in long-term growth of the Company.     The Company settles stock option exercises with newly issued common shares.

        In 1996, the Company adopted the 1996 Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company was authorized to grant options to purchase up to 1,069,902 shares of common stock. All of the outstanding options became 100% vested upon the initial public offering of the Company on November 12, 1999. As of March 31, 2006, there were no shares of common stock reserved for future grants under the Option Plan.

        The Company established the 1999 Stock Plan (the "1999 Plan") effective August 31, 1999. The 1999 Plan provides for the grant of 2,000,000 stock options and stock purchase rights, subject to annual increases, to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan typically vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the plan typically vest over a five-year period.  As of March 31, 2006, there were 973,571 shares of common stock reserved for future grants under the 1999 Plan.

        The Company assumed the August Technology Corporation 1997 Stock Plan (the "1997 Plan") at the merger date.   Stock options granted under the 1997 Plan vest over periods that range from immediate to five-years and expire in either seven or ten years from the date of grant.  As of March 31, 2006, there were 590,837 shares of common stock reserved for future grants under the 1997 Plan.

        Stock Option Activity

         The following table summarized stock option activity for the three month period ended March 31, 2006:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,513,954	$ 22.67
Granted	3,000	$ 16.68
Assumed from August Technology acquisition	1,417,867	$ 14.02
Exercised	(144,823)	$ 8.81
Expired	(16,627)	$ 25.29
Forfeited	(10,880)	$ 14.30
Outstanding at March 31, 2006	3,762,491	$ 19.95	6.0	$ 6,426
Vested or expected to vest at March 31, 2006	3,662,848	$ 20.18	5.9	$ 6,158
Exercisable at March 31, 2006	3,448,077	$ 20.51	5.7	$ 5,397

          Of the $1,276 of expected proceeds on the exercised options in the table above, $1,140 were received by March 31, 2006.

        The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.56 - $14.62	825,965	6.2	$11.41	673,824	$11.25
$14.69 - $16.00	1,025,199	5.8	$15.59	893,198	$15.67
$16.11 - $22.25	752,544	6.5	$17.80	722,272	$17.85
$22.45 - $37.31	769,365	6.1	$26.48	769,365	$26.48
$37.81 - $50.75	389,418	4.8	$40.79	389,418	$40.79
$0.56 - $50.75	3,762,491	6.0	$19.95	3,448,077	$20.51

        As of March 31, 2006, there was $2,030 of total unrecognized compensation cost related to stock options granted under the plans.  That cost is expected to be recognized over a weighted average period of 3.4 years.

       Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the three month period ended March 31, 2006 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	161,000	$ 16.60
Granted	90,000	$ 17.44
Vested	(26,800)	$ 16.83
Forfeited	-	-
Nonvested at March 31, 2006	224,200	$ 16.91

        As of March 31, 2006, there was $2,929 of total unrecognized compensation cost related to restricted stock units granted under the plans.  That cost is expected to be recognized over a weighted average period of 3.9 years.

        As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended, to stock options granted under the Company's stock-based employee compensation plans for the three month period ended March 31, 2005.  For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods, with option forfeitures accounted for as they occurred:

Three Months Ended
March 31, 2005
Net income, as reported	$ 1,749
Add: Share-based employee compensation expense included in reported net income, net of related income tax benefits	48
Deduct: Total share-based employee compensation expense determined under fair value based method, net of related income tax benefits	(1,232)
Pro forma net income	$ 565
Net income per share:
Basic-as reported	$ 0.10
Basic-pro forma	$ 0.03
Diluted-as reported	$ 0.10
Diluted-pro forma	$ 0.03

        Employee Stock Purchase Plan

        The Company established an Employee Stock Purchase Plan (the "ESPP") effective August 31, 1999 and amended on May 1, 2005. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Rudolph common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of the Rudolph common stock at end of the applicable six month purchase period.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by SFAS 123R.   No stock-based compensation expense for the ESPP was recorded for the three month period ended March 31, 2006.  As of March 31, 2006 and December 31, 2005, there were  1,746,600 and 1,446,600 shares available for issuance under the ESPP, respectively.

NOTE 4.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net."  Net realized losses on available-for-sale securities were $117 and $53 for the three months ended March 31, 2006 and 2005, respectively.  Gross unrealized gains on available-for-sale securities were $8 and $14 as of March 31, 2006 and December 31, 2005, respectively.  Gross unrealized losses on available-for-sale securities were $610 and $533 as of March 31, 2006 and December 31, 2005, respectively.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2006.

NOTE 5.    Derivative Instruments and Hedging Activities

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

        The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2006, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

        The dollar equivalent of the US dollar forward contracts and related fair values as of March 31, 2006 were as follows:

Foreign Currency Sales Contracts
Notional amount	$ 5,803
Fair value of liability	$ 71

        The dollar equivalent of the US dollar forward contracts and related fair values as of December 31, 2005 were as follows:

Foreign Currency Sales Contracts
Notional amount	$ 4,055
Fair value of liability	$ 83

NOTE 6.    Identifiable Intangible Assets

        Identifiable intangible assets as of  March 31, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 37,991	$ 4,930	$ 33,061
Customer relationships	4,400	61	4,339
Tradenames	3,400	42	3,358
Total identifiable intangible assets	$ 45,791	$ 5,033	$ 40,758

        Identifiable intangible assets as of December 31, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 12,991	$ 4,363	$ 8,628
Total identifiable intangible assets	$ 12,991	$ 4,363	$ 8,628

      Intangible asset amortization expense for each of the three months ended March 31, 2006 and 2005 was $672 and $219, respectively.  Estimated amortization expense in each of the next five years amounts to $4,026 for 2006, $4,476 for 2007, $4,442 for 2008, $4,101 for 2009 and $4,085 for 2010.

NOTE 7.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $235 and $230 as of March 31, 2006 and December 31, 2005, respectively.

NOTE 8.    Inventories
	March 31,	December 31,
	2006	2005
Materials	$ 27,765	$ 15,422
Work-in-process	14,346	7,250
Finished goods	11,811	7,401
Total inventories	$ 53,922	$ 30,073

NOTE 9.   Property, Plant and Equipment
	March 31,	December 31,
	2006	2005
Land and building	$ 5,175	$ 5,175
Machinery and equipment	7,252	3,422
Furniture and fixtures	2,132	1,375
Computer equipment	4,639	3,289
Leasehold improvements	5,536	3,081
	24,734	16,342
Accumulated depreciation	(8,452)	(7,743)
Net property, plant and equipment	$ 16,282	$ 8,599

NOTE 10.   Commitments and Contingencies

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

        Changes in the Company's warranty reserves are as follows:

	Three Months Ended March 31,
	2006	2005
Balance, beginning of the period	$ 1,234	$ 1,209
Accruals	1,888	398
Settlements	(561)	(358)
Balance, end of the period	$ 2,561	$ 1,249

        The accrual of $1,888 for the three months ended March 31, 2006 includes the acquired warranty liability from August Technology at the acquisition date totaling $1,244.

        New Lease Agreement

        On June 9, 2005, the Company entered into a ten year and six month lease agreement with Mount Olive Industrial Realty Company LLC to lease approximately 83,500 square feet of manufacturing and office space. This location replaces leased space in Mt. Arlington and Ledgewood, New Jersey and serves as the Company's manufacturing, engineering, customer support and training facility.  The Company began occupying the space in the fourth quarter of 2005 and will complete its relocation in the second quarter of 2006.   The Company received landlord incentives of $820 in 2005 to offset the costs of constructing structural components for the leased space.   These incentives are recorded as deferred rent in current and non-current liabilities to be amortized over the lease term as a decrease to rent expense.  Total future minimum rent payments will be approximately $223 for 2006, $696 for 2007, $768 for 2008, $809 for 2009, $834 for 2010 and $4,724 for all periods thereafter.  The Company recognizes expense on a straight-line basis.

NOTE 11.   Interest Income and Other, Net

	Three Months Ended March 31,
	2006	2005
Interest income	$ 824	$ 473
Realized losses on sales of marketable securities, net	(117)	(53)
Rental Income	5	4
Total interest income and other, net	$ 712	$ 424

NOTE 12.   Comprehensive Income (Loss)

        The difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$ (11,746)	$ 1,749
Change in net unrealized losses on investments, net of tax	(51)	(265)
Change in currency translation adjustments	90	(43)
Total comprehensive income (loss)	$ (11,707)	$ 1,441

NOTE 13.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options and restricted stock units for the 2006 and 2005 periods.  For the three month period ended March 31, 2006, all outstanding stock options and restricted stock units totaling 3,986,691, were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive.  During the three months ended March 31, 2005, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  For the three months ended March 31, 2005,  the weighted average number of stock options excluded from the computation of diluted earnings per share were 1,365,786.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income (loss)	$ (11,746)	$ 1,749
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	22,545,167	16,841,197
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	-	81,771
Diluted earnings (loss) per share - weighted average shares outstanding	22,545,167	16,922,968
Earnings (loss) per share:
Basic	$ (0.52)	$ 0.10
Diluted	$ (0.52)	$ 0.10

NOTE 14.   Segment Reporting and Geographic Information

         Operating segments are business units that have separate financial information and are separately reviewed by the Company's chief decision maker.  The Company's chief decision maker is the Chief Executive Officer.  The Company and its subsidiaries currently operate in a single industry segment: the design, development, manufacture, sale and service of process control metrology systems used in semiconductor device manufacturing.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2006	2005
Revenue Type
Systems:
Metrology	44%	77%
Inspection	36%	1%
Parts	12%	11%
Services	8%	10%
Licensing	-	1%

Total	100%	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2006	2005
United States	$ 11,322	$ 7,546
Asia	15,288	13,126
Europe	5,238	2,385
Total	$ 31,848	$ 23,057

        Customers comprising 10% or more of revenue:

	Three Months Ended
	March 31,
	2006	2005
Customer A	22.7%	25.2%
Customer B	10.7%	-
Customer C	5.4%	20.0%

NOTE 15.   Recent Accounting Pronouncements

          In November 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods.  Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

       In November 2005, the FASB issued FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"). The FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain annual disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The guidance in this FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP is effective for reporting periods beginning after December 15, 2005.  The adoption of this position did not have a material impact on the Company's consolidated financial position and results of operations.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which is the result of its efforts to converge U.S. accounting standards for inventories with International Financial Reporting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement on January 1,2006 did not have a material impact on the Company's consolidated financial position and results of operations.

NOTE 16.   Reclassifications

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

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the factors that may affect future results set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

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

        Revenue Recognition. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Certain sales of our products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, software, installation and training services. We generally recognize product revenue upon shipment. When customer acceptance is subjective and not obtained prior to shipment, we defer product revenue until such time as positive affirmation of acceptance has been obtained from the customer. Customer acceptance is generally based on our products meeting published performance specifications. The amount of revenue allocated to the shipment of products is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service. Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site. Revenue related to training services is recognized ratably over the training period.  Revenue from software license fees is recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement.  Such undelivered elements in these arrangements typically consist of follow-on support.  If vendor-specific objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred and recognized ratably over the support period.

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

        Business Acquisitions   We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income and balance sheet presentation. Accordingly, for significant items, we typically obtains assistance from independent valuation specialists.

        There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we normally utilize the "income method." This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the projected future cash flows (including timing) and the discount rate reflecting the risks inherent in the future cash flows. Determining the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can significantly impact net income and balance sheet presentation.

          The   purchase price is preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed within one year from the acquisition date.   At the merger date, the Company formulates a plan to exit or restructure certain activities, if applicable.   As the Company finalizes its plans to exit or restructure activities, it may record additional liabilities for, among other things, severance and severance related costs, which would also increase the goodwill recorded.

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

        Share-Based Compensation.  Prior to fiscal 2006, we accounted for share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of share-based compensation transactions in the statement of income. The fair value of our stock options is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our share grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different.

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

        Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. At March 31, 2006, we had a valuation allowance of $0.5 million for a portion of the deferred tax assets attributable to foreign net operating loss carryforwards due to the uncertainty of future earnings of our subsidiaries in Europe and Japan. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

         In November 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R.  We may take up to one year from the effective date of this FSP to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods.  Until and unless we elect the transition method described in this FSP, we will follow the transition method described in paragraph 81 of SFAS 123R.

            In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"). The FSP addresses the determination as to when an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain annual disclosures about unrealized losses that have not been recognized as other-than temporary impairments. The guidance in this FSP amends SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The FSP is effective for reporting periods beginning after December 15, 2005.  The adoption of this position did not have a material impact on our consolidated financial position and results of operations.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4", which is the result of its efforts to converge U.S. accounting standards for inventories with International Financial Reporting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement on January 1, 2006 did not have a material impact on our consolidated financial position and results of operations.

Results of Operations for the Three Month Period Ended March 31, 2006 and 2005

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

        On February 15, 2006, we announced that our merger with August Technology Corporation had been completed. The merger was approved by August Technology's shareholders, and the issuance of shares of our common stock was approved by our stockholders, at the respective special meetings held that day. The combined company will continue to be known as Rudolph Technologies, Inc. Under the terms of the agreement, we paid an aggregate of $37.2 million in cash and issued an aggregate of 11,298,265 shares of our common stock to former August Technology shareholders.  The results of operations of August Technology have been included in our consolidated financial statements since the date of acquisition.  Due to the size of August Technology and the effects of purchase accounting, our financial position and results of operations and cash flows may not be comparable to prior periods.  The effects of purchase accounting are preliminary and allocation is expected to be completed during 2006, but no later than one year from the acquisition date.

        August Technology is a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. Their systems provide manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs and decreasing time-to-market. They have traditionally provided systems to address the automated inspection needs of the early stages of the final manufacturing or back-end of the microelectronic device manufacturing process. In addition, they have introduced new products for edge and backside inspection systems for advanced macro defect detection primarily in the front-end of the wafer manufacturing process. When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer's surface.

        Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of 8-12% for 2006.  We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book to bill ratio.  The book to bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments.  A book to bill above one shows that equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The three month rolling average North American semiconductor equipment book to bill ratio was 1.04 for the month of March 2006.

        Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue.   In the three month period ended March 31, 2006 and for the years ended December 31, 2005, 2004 and 2003, sales to end user customers that individually represented at least five percent of our revenues accounted for 44.9%, 62.6%, 53.4% and 59.4% of our revenues, respectively.  For the three month period ended March 31, 2006 and for the years ended December 31, 2005, 2004 and 2003, sales to Intel accounted for 22.7%, 20.3%, 23.2% and 35.3% of our revenues, respectively.  For the three month period ended March 31, 2006, sales to ST Microelectronics accounted for 10.7% of our revenues.

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

       A significant portion of our revenues has been derived from customers outside of the United States.  In the three month period ended March 31, 2006, approximately 64.4% of our revenues were derived from customers outside of the United States, of which 48.0% were derived from customers in Asia and 16.4% were derived from customers in Europe.  In 2005, approximately 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe.  In 2004, approximately 69.1% of our revenues were derived from customers outside of the United States, of which 59.6% were derived from customers in Asia and 9.5% were derived from customers in Europe.  In 2003, approximately 65.4% of our revenues were derived from customers outside of the United States, of which 39.9% were derived from customers in Asia and 25.5% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

        Revenues. Our revenues are derived from the sale of our systems, services, spare parts and licensing.  Our revenues were $31.8 million for the three month period ended March 31, 2006, compared to $23.1 million for the three month period ended March 31, 2005, representing an increase of 38.1%.

        The following table lists the different sources of our revenue:

	Three Months Ended
	March 31,
	2006	2005
Revenue Type
Systems:
Metrology	44%	77%
Inspection	36%	1%
Parts	12%	11%
Services	8%	10%
Licensing	-	1%

Total	100%	100%

         Our systems revenue was $25.5 million or 80% of revenues for the three month period ended March 31, 2006 compared to $18.0 million or 78% of revenue for the three month period ended March 31, 2005. The increase reflects additional revenues of $10.5 million related to the August Technology acquisition, offset by lower metrology systems revenues. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 41% of total revenue for the three month period ended March 31, 2006 compared to 17% of total revenue for the three month period ended March 31, 2005. Parts and services revenues were $6.4 million or 20% of revenues for the three month period ended March 31, 2006 compared to $4.8 million or 21% of revenues for the three month period ended March 31, 2005. The increase reflects additional parts revenues of $0.7 million related to the August Technology acquisition as well as customers continuing to spend more on repair and maintenance of their existing equipment. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls. In periods of prolonged recovery, we expect systems revenues as a percentage of total revenue to increase and parts and service revenues as a percentage of total revenue to decrease as customers buy new equipment.

        Deferred revenues of $5.6 million are recorded in other current liabilities at March 31, 2006 and primarily consisted of $3.1 million for deferred maintenance agreements and $2.5 million for systems awaiting acceptance.

        Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $9.2 million for the three month period ended March 31, 2006, compared to $10.8 million for the three month period ended March 31, 2005.  Our gross profit represented 29.0% of our revenues for the three month period ended March 31, 2006 and 46.7% of our revenues for the same period in the prior year.  The decrease in gross profit as a percentage of revenue for the three month period ended March 31, 2006, compared to the three month period ended March 31, 2005 is primarily due to a $2.5 million charge for the sale of inventory written-up to fair value upon acquisition, $2.4 million in charges related to duplicative inventory and $0.9 million for charges related to slow moving inventory.

        Research and Development. The thin film transparent, opaque process control and macro-defect inspection market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $5.3 million for the three month period ended March 31, 2006, compared to $3.4 million for the same period in the prior year.  Research and development expense represented 16.7% of our revenues for the three month period ended March 31, 2006, compared to 14.6% of revenues for the same period in the prior year.   The year-over-year dollar increase in research and development expenses primarily reflects additional spending of $1.8 million related to the activities of August Technology.  We anticipate research and development expense will be approximately 17% of revenues for the three month period ending June 30, 2006.

        In-Process Research and Development.    The acquisition of August Technology resulted in our recording of a one-time expense of $9.9 million for the write-off of in-process research and development, or IPRD. The IPRD we acquired related to automated defect inspection technology to be used in stand alone and integrated metrology equipment.   At the time of the acquisition, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use.   Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $7.0 million the three month period ended March 31, 2006, compared to $5.3 million for the same period in the prior year.  Selling, general and administrative expense represented 21.9% of our revenues for the three month period ended March 31, 2006 compared to 23.1% of our revenues for the same period in the prior year.  The year-over-year dollar increase in selling, general and administrative expense was primarily due to additional spending of $1.6 million related to the activities of August Technology.  We currently anticipate that selling, general and administrative expenses will represent approximately 15% of revenue for the three month period ending June 30, 2006.

        Interest income and other, net.    Interest income and other, net was $0.7 million for the three month period ended March 31, 2006, compared to $0.4 million for the same period in the prior year.  Interest income and other, net consisted primarily of interest income, realized gains and losses on sales of marketable securities and rental income.  The year-over-year increase in interest income and other, net in the three month period ended March 31, 2006 was primarily attributable to higher interest rates.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax was a benefit of $1.2 million for the three month period ended March 31, 2006 compared to income tax expense of $0.5 million for the same period in the prior year.  Our effective tax rate for the three month period ended March 31, 2006 is (9.0)%, compared to 23.1% in the prior year period.  Our effective tax rate is different than the expected combined federal and state tax rate of 41% primarily as a result of the nondeductibility of the IPRD charge for tax purposes.

Liquidity and Capital Resources

        At March 31, 2006, we had $78.4 million of cash, cash equivalents and marketable securities and $156.5 million in working capital.  At December 31, 2005, we had $80.8 million of cash, cash equivalents and marketable securities and $125.3 million in working capital.

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

        Operating activities used $5.1 million and provided $7.8 million in cash for the three month periods ended March 31, 2006 and 2005, respectively.  The net cash used by operating activities during the three month period ended March 31, 2006 was primarily a result of the net loss before depreciation, amortization, provision for doubtful accounts and inventory valuation, and share-based compensation of $6.8 million, an increase in accounts receivable of $8.6 million and an increase in inventories of $1.6 million, partially offset by a write-off of IPRD of $9.9 million and an increase of other current liabilities of $1.9 million.  The increase in receivables is primarily due to the timing of shipments towards the end of the quarter and a higher percentage of accounts receivable from customers in Japan which have longer collection times.   The net cash provided by operating activities during the three month period ended March 31, 2005 was primarily a result of a decrease in inventories of $2.5 million, an increase in other current liabilities of $2.3 million, profit before depreciation and amortization of $2.4 million and a decrease in prepaid expenses and other assets of $0.5 million.

        Net cash provided by investing activities during the three month period ended March 31, 2006 of $4.8 million was due primarily to a net decrease in marketable securities of $16.7 million, partially offset by the acquisition of August Technology, net of cash acquired, of $9.1 million, capital expenditures of $2.3 million and capitalized software of $0.5 million.  Net cash provided by investing activities during the three month period ended March 31, 2005 of $9.5 million was due to a net decrease in marketable securities of $9.9 million, offset by capitalized software of $0.3 million and capital expenditures of $0.1 million.

        Net cash provided by financing activities for the three month period ended March 31, 2006 of $1.4 million is due to proceeds received and tax benefit for sales of shares through share-based compensation plans.  Net cash provided by financing activities for the three month period ended March 31, 2005 of $0.6 million was a result of proceeds received from sales of shares through share-based compensation plans.

        From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all or a portion of the purchase price for these acquisitions in cash.  On February 15, 2006, we announced that our merger with August Technology Corporation had been completed.  Under the terms of the agreement, we paid an aggregate of $37.2 million in cash and issued an aggregate of 11,298,265 shares of our common stock to former August Technology shareholders.

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

Our largest customers account for a significant portion of our revenues, and our revenues and cash flows would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2003, 2004,  2005 and the three months ended March 31, 2006, sales to end user customers that individually represented at least five percent of our revenues accounted for, in the aggregate, 59.4%, 53.4%, 62.6% and 44.9% of our revenues.  In 2003, 2004, 2005 and the three months ended March 31, 2006, sales to Intel Corporation, a key customer, accounted for 35.3%, 23.2%, 20.3% and 22.7% of our revenues, respectively.  In the three months ended March 31, 2006, sales to ST Microelectronics accounted for 10.7% of our revenues.  We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues and cash flows would significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

                * the timing, cancellation or delay of customer orders, shipments and acceptance;

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

Even if we are able to develop new products that gain market acceptance, sales of these new products could impair our ability to sell existing products

        Competition from our new systems could have a negative effect on sales of our existing systems and the prices that we could charge for these systems. We may also divert sales and marketing resources from our current systems in order to successfully launch and promote our new or next generation systems. This diversion of resources could have a further negative effect on sales of our current systems and the value of inventory.

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

Our ability to reduce costs is limited by our ongoing need to invest in research and development and to provide customer support activities

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

Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States

        In 2003, 2004, 2005 and the three months ended March 31, 2006, 65.4%, 69.1%, 77.5% and 64.4%, respectively, of our revenue was derived from sales in foreign countries, including certain countries in Asia, such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. Consequently, there is a risk that Rudolph may be unable to adequately protect its proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

Our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

        The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA-Tencor, Therma-Wave and Camtek. We compete to a lesser extent with companies such as Dai Nippon Screen, Nanometrics, Sopra and Vistec. Each of our products also competes with products that use different metrology techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.

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

Any prolonged disruption in the operations of our manufacturing facilities could have a material adverse effect on our revenues

        Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facilities, whether due to technical or labor difficulties, start-up of our new location, destruction of or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 39.9%, 59.6%, 56.3% and 48.0% of our revenues in 2003, 2004, 2005 and the three months ended March 31, 2006, respectively. Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past. We expect that political or economic instability in the Asian markets we service could adversely affect our results of operations and cash flows in future periods.

Our significant level of international sales subjects us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 65.4%, 69.1% , 77.5% and 64.4%, respectively, of our revenues in 2003, 2004, 2005 and the three months ended March 31, 2006. We anticipate that international sales will account for a significant portion of our revenue during at least the next five years. Due to the significant level of our international sales, we are subject to a number of material risks, including:

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

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner

        Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we may, from time to time, engage in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, or technologies instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and/or distract our management. Our inability to consummate one or more acquisitions on such favorable terms or our failure to realize the intended benefits from one or more acquisitions, could have a material adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of indebtedness and related interest expense and our assumption of unforeseen contingent liabilities. In addition, in order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders. In addition, any amortization of intangible assets, write-down of impaired assets or other assets or charges resulting from the costs of acquisitions and purchase accounting could harm our business and operating results.

Although Rudolph expects that the merger with August Technology will result in benefits to the combined company, Rudolph may not realize those benefits because of integration and other challenges

        On February 15, 2006, we completed the merger with August Technology Corporation. Rudolph's failure to meet the challenges involved in integrating the global operations of Rudolph and August Technology successfully or otherwise to realize any of the anticipated benefits of the merger, could seriously harm Rudolph's financial positions, results of operations and cash flows. Realizing the benefits of the merger will depend in part on the successful integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that, without proper planning and implementation, could significantly disrupt the respective business of Rudolph. The challenges involved in this integration include, but are not limited to, the following:

                * communicating a strategic vision to the market regarding Rudolph following the merger and executing on that strategic vision;

                * consolidating operations, including rationalizing corporate information technology and administrative infrastructures;

                * combining diverse product and service offerings;

                * coordinating sales and marketing efforts to effectively communicate the capabilities of Rudolph following the merger;

                * overcoming any perceived adverse changes in business focus, including demonstrating to existing customers of both Rudolph and the former August Technology that the merger will not result in adverse changes in customer service standards or business focus and helping customers conduct business easily with Rudolph following the merger;

                * coordinating and harmonizing research and development activities to accelerate introduction of new products and technologies with reduced cost;

                * preserving customer, distribution, reseller, manufacturing, supplier, marketing and other important relationships of both Rudolph and the former August Technology and resolving any potential conflicts that may arise;

                * minimizing the diversion of management attention from ongoing business concerns;

                * retaining key employees and maintaining employee morale;

                * addressing differences in the business cultures of Rudolph and the former August Technology;

                * addressing the effects of August Technology's employment contracts and the differences between Rudolph's and August Technology's employee bonus plans;

                * overcoming challenges involved with managing two large groups of employees in geographically disparate areas;

                * coordinating and combining international operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance, local laws and regulations;

                * addressing any challenges involved with Rudolph's ability to earn profits with the expensing of in-process research and development and the amortization of the fair value of property, plants, equipment and intangible assets; and

                * overcoming the challenges involved with integrating August Technology's and Rudolph's diverse enterprise resource planning systems worldwide and minimizing any disruptions that may be caused by such integration.

        Rudolph may not successfully integrate the operations of Rudolph and August Technology in a timely manner, or at all, and Rudolph may not realize the anticipated benefits and synergies of the merger to the extent, or in the timeframe, anticipated. The anticipated benefits of the merger are based on projections and assumptions, including successful integration, not actual experience. The failure to integrate the businesses of Rudolph and August Technology or to realize any of the anticipated benefits of the merger could seriously hinder Rudolph's plans for product development as well as business and market expansion following the merger.

If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease

        Our systems are complex and have occasionally contained errors, defects and bugs when introduced. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems. Our product liability policy currently provides $2.0 million of coverage per claim, with an overall umbrella limit of $5.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

Provisions of our charter documents and Delaware law, as well as our stockholder rights plan, could discourage potential acquisition proposals and/or delay, deter or prevent a change in control of our company

        Provisions of our certificate of incorporation and bylaws, as well as our recently adopted stockholders rights plan, may inhibit changes in control of our company not approved by our board of directors. These provisions also limit the circumstances in which a premium can be paid for the common stock, and in which a proxy contest for control of our board may be initiated. These provisions provide for:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

       We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of March 31, 2006, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.2 million decrease in the fair value of our available for sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan, which are subject to currency fluctuations. We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of March 31, 2006, we had fourteen forward contracts outstanding with a total notional contract value of $5.8 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

      A discussion regarding pending legal proceedings is included in Part 1, Item 3, "Legal Proceedings," included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.   Submission of Matters to a Vote of Security Holders

      On February 15, 2006, Rudolph Technologies, Inc. held a Special Meeting of Stockholders for the purpose of considering and voting on proposals to: 1) approve the issuance of shares of Rudolph common stock pursuant to the Agreement and Plan of Merger dated June 27, 2005, as amended on December 8, 2005, by and among Rudolph, NS Merger Sub, Inc., a wholly owned subsidiary of Rudolph and August Technology Corporation to  ("Proposal #1"); 2) adopt the August Technology Corporation 1997 Stock Incentive Plan ("Proposal #2"); and 3) approve adjournments of the special meeting for a period of not more than 30 days for the purpose of soliciting additional proxies to approve the foregoing proposals ("Proposal #3").  Of 16,941,724 shares of Rudolph common stock entitled to vote at the meeting, there were represented in person or by proxy 16,317,000 shares of Rudolph common stock, or approximately 96.31% of all the shares entitled to vote at the meeting.  The following reflects the results of the voting for each of the above Proposals:

Proposal #   Votes For        Votes Against        Abstentions

      1          16,278,659             31,181                  7,610
                   (96.09%)             (0.18%)                (0.04%)

      2           8,050,610            8,259,623               6,767
                   (47.52%)             (48.75%)              (0.04%)

      3           8,019,410            8,294,712               2,878
                   (47.34%)             (48.96%)              (0.02%)

On the basis of the foregoing vote, Item #1 was approved and Items #2 and #3 were not approved.

Item 6.   Exhibits

        Exhibit No.      Description

2.1             Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS
                  Merger Sub, Inc. and August Technology Corporation (incorporated by reference to
                  Exhibit 99.2 to the Company's Schedule 13D filed with the SEC on July 7, 2005).

2.2             Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger
                  Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August
                  Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K filed with the SEC on December 9, 2005).

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

3.3              Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on
                   February 15, 2006, No. 000-27965).

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

                                                                                                        Rudolph Technologies, Inc.

Date: May 10, 2006                                                                              By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: May 10, 2006                                                                               By:   /s/ Steven R. Roth
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

2.2             Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger
                  Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August
                  Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K filed with the SEC on December 9, 2005).

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

3.3              Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on
                   February 15, 2006, No. 000-27965).

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
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date:  May 10, 2006

By: /s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: May 10, 2006

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: May 10, 2006                                                                      By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: May 10, 2006                                                                   By:   /s/ Steven R. Roth
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