Form 10-Q
period 2006-09-30
RUDOLPH TECHNOLOGIES INC
filed 2006-11-06
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 2006

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

        The number of outstanding shares of the Registrant's Common Stock on October 27, 2006 was 28,950,423.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2006 (unaudited)	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$ 57,878	$ 37,986
Marketable securities	34,736	42,821
Accounts receivable, net	64,904	26,046
Inventories	58,269	30,073
Prepaid expenses and other current assets	6,200	3,093
Total current assets	221,987	140,019
Property, plant and equipment, net	17,707	8,599
Goodwill	145,591	13,245
Identifiable intangible assets, net	38,520	8,628
Other assets	3,789	9,510
Total assets	$ 427,594	$ 180,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 22,196	$ 9,952
Other current liabilities	18,803	4,773
Total current liabilities	40,999	14,725
Non-current liabilities	4,224	742
Total liabilities	45,223	15,467

Commitments and contingencies

Stockholders' equity:
Common stock	29	17
Additional paid-in capital	358,879	147,278
Accumulated other comprehensive loss	(1,044)	(928)
Retained earnings	24,507	20,191
Unearned compensation	-	(2,024)
Total stockholders' equity	382,371	164,534
Total liabilities and stockholders' equity	$ 427,594	$ 180,001

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$ 58,166	$ 20,201	$ 146,706	$ 64,643
Cost of revenues	27,599	10,672	77,199	34,233
Gross profit	30,567	9,529	69,507	30,410
Operating expenses:
Research and development	7,528	3,070	20,163	9,446
In-process research and development	-	-	9,900	-
Selling, general and administrative	9,330	4,712	25,362	14,870
Amortization	1,126	219	2,923	657
Total operating expenses	17,984	8,001	58,348	24,973
Operating income	12,583	1,528	11,159	5,437
Interest income and other, net	769	208	2,282	1,049
Income before income taxes	13,352	1,736	13,441	6,486
Provision for income taxes	5,281	575	9,125	1,715
Net income	$ 8,071	$ 1,161	$ 4,316	$ 4,771
Earnings per share:
Basic	$ 0.28	$ 0.07	$ 0.16	$ 0.28
Diluted	$ 0.28	$ 0.07	$ 0.16	$ 0.28
Weighted average shares outstanding:
Basic	28,848,577	16,921,560	26,708,363	16,886,530
Diluted	29,119,355	16,959,047	26,975,950	16,935,334

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 4,316	$ 4,771
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization	3,018	657
Depreciation	3,101	1,288
In-process research and development	9,900	-
Foreign currency exchange loss	38	134
Net loss on sale of marketable securities	159	464
Share-based compensation	1,044	396
Tax benefit for sale of shares through employee stock plans	-	133
Provision for doubtful accounts and inventory valuation	3,957	283
Deferred income taxes	263	(64)
Decrease (increase) in assets excluding effects of business combinations:
Accounts receivable	(24,602)	(1,283)
Inventories	(7,530)	2,854
Prepaid expenses and other assets	205	(1,289)
Increase (decrease) in liabilities excluding effects of business combinations:
Accounts payable and accrued liabilities	3,769	404
Income tax payable	5,685	(44)
Deferred revenue	4,085	(84)
Other current liabilities	1,241	2,158
Non-current liabilities	(45)	399
Net cash provided by operating activities	8,604	11,177
Cash flows from investing activities:
Purchases of marketable securities	(59,611)	(38,044)
Proceeds from sales of marketable securities	81,091	54,619
Purchases of property, plant and equipment	(5,242)	(1,031)
Capitalized software	(1,543)	(679)
Purchase of business, net of cash acquired	(12,071)	(669)
Net cash provided by investing activities	2,624	14,196
Cash flows from financing activities:
Proceeds from sales of shares through employee stock plans	7,651	1,325
Tax benefit for sale of shares through employee stock plans	986	-
Net cash provided by financing activities	8,637	1,325
Effect of exchange rate changes on cash	27	(267)
Net increase in cash and cash equivalents	19,892	26,431
Cash and cash equivalents at beginning of period	37,986	12,627
Cash and cash equivalents at end of period	$ 57,878	$ 39,058

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

NOTE 2.   Business Combinations

        On February 15, 2006, the Company completed its merger with August Technology Corporation.   August Technology was a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. Their systems provided manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs and decreasing time-to-market. They had traditionally provided systems to address the automated inspection needs of the early stages of the final manufacturing or back-end of the microelectronic device manufacturing process. In addition, they had introduced new products for edge and backside inspection systems for advanced macro defect detection primarily in the front-end of the wafer manufacturing process. When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer's surface.

        The merger was approved by August Technology's shareholders, and the issuance of shares of Rudolph common stock was approved by Rudolph's stockholders, at their respective special meetings held that day. The combined company will continue to be known as Rudolph Technologies, Inc. The aggregate purchase price was $247,258, consisting of $37,200 in cash, 11,298,265 shares of common stock valued at $197,833, the fair value of assumed August Technology options of $6,608 and transaction costs of $5,617. The measurement date was determined to be the date that the merger was consummated since the aggregate amount of cash and the number of shares to be distributed in the merger was not determinable until that date.  The market price used to value the Rudolph shares issued as consideration for August Technology was $17.51, which represents the average of the closing market price of Rudolph's common stock for the three day period ended February 15, 2006.

        Subsequent to the merger date,  the Company's revenue recognition policy incorporates the merged activities.   Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Certain sales of the Company's products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, software, installation, and training services. The Company generally recognizes product revenue upon shipment. When customer acceptance is subjective and not obtained prior to shipment, the Company defers product revenue until such time as positive affirmation of acceptance has been obtained from the customer. Customer acceptance is generally based on the Company's products meeting published performance specifications. The amount of revenue allocated to the shipment of products is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service. Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer's site. Revenue related to training services is recognized ratably over the training period. Revenue from software license fees is recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement.  Such undelivered elements in these arrangements typically consist of follow-on support.  If vendor-specific objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred and recognized ratably over the support period.

        The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of August Technology have been included in the Company's consolidated financial statements since the date of merger.   The following table summarizes the unaudited estimated fair value of the assets acquired and liabilities assumed at the date of merger:

Cash	$ 29,893
Marketable securities	13,418
Accounts receivable	14,432
Inventories	25,377
Property, plant and equipment	6,075
Goodwill	132,346
Identifiable intangible assets	42,700
Other assets	1,585
Accounts payable and accrued liabilities	(11,688)
Deferred taxes	(5,619)
Other liabilities	(1,261)
$ 247,258

          The above purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed during 2006, but no later than one year from the merger date.  The fair value of inventories includes a step-up of $4,468, of which, $3,356 was recognized in cost of revenues for the nine months ended September 30, 2006.  In connection with the merger, at the merger date, the Company began formulating a plan to exit or restructure certain activities. The Company has not completed this analysis, but has recorded initial liabilities of $224 in connection with the preliminary plan, of which $141 was utilized for the nine months ended September 30, 2006.  As the Company finalizes its plans to exit or restructure activities, it may record additional liabilities for, among other things, severance and severance related costs, which would also increase the goodwill recorded.

            Of the $42,700 of acquired identifiable intangible assets, the following table reflects the allocation of the acquired identifiable intangible assets and related estimates of useful lives:

Developed technology	$ 25,000	9 years estimated useful life
Customer relationships	4,400	9 years estimated useful life
Trade names	3,400	13.6 years weighted average estimated useful life
In-process research and development	9,900
	$ 42,700

           The developed technology is separated into front-end and back-end automated macro defect inspection, and analysis software and is utilized in the manufacturing of semiconductor chips. This technology is designed to automate inspection processes that are performed by the human eye through the use of imaging technology and high-speed computers. The process of forming transistors directly on silicon wafers is commonly referred to as the "front-end" process. The front-end products provide high-speed automated inspection of chips, cracks and other defects that occur during the chip manufacturing process. The merged company's product offering in this area is the AXi series, which is an automated defect inspection system.

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

            Paragraph 39 of Statement of Financial Accounting Standards (SFAS) No. 141 provides guidance concerning the recognition of value associated with intangible assets and refers to an illustrative list in Appendix A of SFAS No. 141 of commonly identifiable intangible assets that meet the criteria for recognition as assets apart from goodwill. This list includes technology-based intangible assets, such as patented technology and computer software. The developed technology acquired represents proprietary know-how that was technologically feasible as of the merger date and is supported by patents.

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

           Approximately $9.9 million of the acquired identifiable intangible assets represents the estimated fair value of in-process research and development (IPRD) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations at the merger date. The purchased in-process technology projects are comprised of next generation automated macro defect inspection systems with enhanced defect capture capabilities and software projects which improves the tools' capabilities. The defect inspection and software projects had a value assigned to them of $6.9 million and $3.0 million, respectively. The estimated cost to complete the projects at the date of merger was $260 thousand and $880 thousand, for the defect inspection and software projects, respectively.

            The estimated fair value of these projects was determined using an income approach, then discounting the forecasted cash flows directly related to the IPRD. The discount rate was derived after giving consideration to the additional risks associated with an unproved technology.

             Identifiable intangible assets include developed technology, customer relationships, trade names and IPRD. The Company is amortizing the intangible assets of $32,800 on a straight-line basis over their estimated remaining useful lives. The amount allocated to IPRD of $9,900 is related to defect inspection technology. Such amount was charged to expense at the merger date as the IPRD had not reached technological feasibility and had no alternative future use.

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

            The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and August Technology as if the merger occurred at the beginning of the periods presented, after giving effect to certain adjustments, including amortization expense, merger costs and inventory step-up.  Due to the non-recurring nature of the $9,900 IPRD charge and inventory step-up, these amounts have not been included in the unaudited pro forma consolidated financial information. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the merger been completed as of the dates indicated or of the results that may be obtained in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$ 58,166	$ 53,823	$ 159,230	$ 130,050
Net income	$ 8,308	$ 9,304	$ 16,910	$ 7,010
Earnings per share:
Basic	$ 0.29	$ 0.33	$ 0.59	$ 0.25
Diluted	$ 0.29	$ 0.33	$ 0.58	$ 0.25

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

        The following table reflects share-based compensation expense by type of award recorded during the three and nine month periods ended September 30, 2006 in accordance with SFAS 123R:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Share-based compensation expense:
Stock options	$ 160	$ 442
Restricted stock units	298	602
Total share-based compensation	458	1,044
Tax effect on share-based compensation	179	408
Net effect on net income	$ 279	$ 636

Tax effect on:
Cash flows from financing activities	$ 130	$ 986

Effect on earnings per share - basic	$ (0.01)	$ (0.02)
Effect on earnings per share - diluted	$ (0.01)	$ (0.02)

        Valuation Assumptions for Stock Options

        For the three month period ended September 30, 2006, there were no stock options granted.   For the nine month period ended September 30, 2006, there were 5,000 stock options granted and 368,711 unvested options and 1,049,156 vested options assumed from the August Technology merger.  There were no stock options granted in the three month period ended September 30, 2005 and there were 1,000 stock options granted in the nine month period ended September 30, 2005.  The fair value of each option was estimated on the date of grant for the granted options and the merger date for the unvested options assumed from the August Technology merger, using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life (years)	-	-	3.4	5.0
Expected volatility	-	-	55.1%	50.9%
Expected dividend yield	-	-	0.0%	0.0%
Risk-free interest rate	-	-	4.6%	3.9%
Weighted average fair value per option	-	-	$ 8.99	$ 7.55

        Share-Based Compensation Plans

        The Company's share-based compensation plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in long-term growth of the Company.  The Company settles stock option exercises with newly issued common shares.

        In 1996, the Company adopted the 1996 Stock Option Plan (the "Option Plan"). Under the Option Plan, the Company was authorized to grant options to purchase up to 1,069,902 shares of common stock. All of the outstanding options became 100% vested upon the initial public offering of the Company on November 12, 1999. As of September 30, 2006, there were no shares of common stock reserved for future grants under the Option Plan.

        The Company established the 1999 Stock Plan (the "1999 Plan") effective August 31, 1999. The 1999 Plan provides for the grant of 2,000,000 stock options and stock purchase rights, subject to annual increases, to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan typically vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the plan typically vest over a five-year period for employees and one year for directors.  As of September 30, 2006, there were 877,088 shares of common stock reserved for future grants under the 1999 Plan.

        The Company assumed the August Technology Corporation 1997 Stock Plan (the "1997 Plan") at the merger date.   Stock options granted under the 1997 Plan vest over periods that range from immediate to five-years and expire in either seven or ten years from the date of grant.  As of September 30, 2006, there were 654,217 shares of common stock reserved for future grants under the 1997 Plan.

        Stock Option Activity

         The following table summarized stock option activity for the nine month period ended September 30, 2006:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,513,954	$ 22.67
Granted	5,000	$ 16.72
Assumed from August Technology	1,417,867	$ 14.02
Exercised	(588,655)	$ 12.74
Expired	(92,251)	$ 22.48
Forfeited	(30,603)	$ 13.43
Outstanding at September 30, 2006	3,225,312	$ 20.76	5.4	$ 7,347
Vested or expected to vest at September 30, 2006	3,164,904	$ 20.89	5.3	$ 7,080
Exercisable at September 30, 2006	2,961,541	$ 21.39	5.1	$ 6,142

        The total intrinsic value of the stock options exercised during the nine months ended September 30, 2006 was $2,945.

        The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.56 - $14.62	657,340	5.7	$ 11.46	528,245	$ 11.31
$14.69 - $16.00	745,567	4.8	$ 15.70	638,151	$ 15.81
$16.11 - $21.13	689,434	6.1	$ 17.64	662,174	$ 17.69
$21.56 - $34.60	645,635	5.8	$ 24.83	645,635	$ 24.83
$36.63 - $50.75	487,336	4.2	$ 40.07	487,336	$ 40.07
$0.56 - $50.75	3,225,312	5.4	$ 20.76	2,961,541	$ 21.39

        As of September 30, 2006, there was $1,692 of total unrecognized compensation cost related to stock options granted under the plans.  That cost is expected to be recognized over a weighted average period of 3.0 years.

        The Company recognized a tax benefit of $487 for stock options exercised during the nine month period ended September 30, 2006, which were assumed in the purchase price of the August Technology merger.  This benefit reduced goodwill.

       Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the nine month period ended September 30, 2006 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	161,000	$ 16.60
Granted	221,950	$ 16.57
Vested	(47,800)	$ 16.23
Forfeited	(5,500)	$ 14.97
Nonvested at September 30, 2006	329,650	$ 16.66

        As of September 30, 2006, there was $3,148 of total unrecognized compensation cost related to restricted stock units granted under the plans.  That cost is expected to be recognized over a weighted average period of 3.9 years.

        As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended, to stock options granted under the Company's stock-based employee compensation plans for the three and nine month periods ended September 30, 2005.  For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options' vesting periods, with option forfeitures accounted for as they occurred:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$ 1,161	$ 4,771
Add: Share-based employee compensation expense included in reported net income, net of related income tax benefits	112	248
Deduct: Total share-based employee compensation expense determined under fair value based method, net of related income tax benefits	112	8,774
Pro forma net income (loss)	$ 1,161	$ (3,755)
Net income (loss) per share:
Basic-as reported	$ 0.07	$ 0.28
Basic-pro forma	$ 0.07	$ (0.22)
Diluted-as reported	$ 0.07	$ 0.28
Diluted-pro forma	$ 0.07	$ (0.22)

        Employee Stock Purchase Plan

        The Company established an Employee Stock Purchase Plan (the "ESPP") effective August 31, 1999 and amended on May 1, 2005. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Rudolph common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of the Rudolph common stock at the end of the applicable six month purchase period.  The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by SFAS 123R.   No stock-based compensation expense for the ESPP was recorded for the three and nine month periods ended September 30, 2006.  As of September 30, 2006 and December 31, 2005, there were  1,737,066 and 1,446,600 shares available for issuance under the ESPP, respectively.

NOTE 4.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net."  Net realized losses on available-for-sale securities were $31 and $159 for the three and nine months ended September 30, 2006.  Net realized losses on available-for-sale securities were $313 and $464 for the three and nine months ended September 30, 2005.  Gross unrealized gains on available-for-sale securities were $3 and $14 as of September 30, 2006 and December 31, 2005, respectively.  Gross unrealized losses on available-for-sale securities were $313 and $533 as of September 30, 2006 and December 31, 2005, respectively.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

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

        The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2006, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

        The dollar equivalent of the US dollar forward contracts and related fair values as of September 30, 2006 were as follows:

Foreign Currency Sales Contracts
Notional amount	$ 6,205
Fair value of asset	$ 125

        The dollar equivalent of the US dollar forward contracts and related fair values as of December 31, 2005 were as follows:

Foreign Currency Sales Contracts
Notional amount	$ 4,055
Fair value of liability	$ 83

NOTE 6.    Identifiable Intangible Assets

        Identifiable intangible assets as of  September 30, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 37,991	$ 6,757	$ 31,234
Customer relationships	4,400	306	4,094
Tradenames	3,400	208	3,192
Total identifiable intangible assets	$ 45,791	$ 7,271	$ 38,520

        Identifiable intangible assets as of December 31, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 12,991	$ 4,363	$ 8,628
Total identifiable intangible assets	$ 12,991	$ 4,363	$ 8,628

      Intangible asset amortization expense for the three and nine months ended September 30, 2006 was $1,119 and $2,908, respectively.  For the three and nine months ended September 30, 2005, intangible asset amortization expense was $219 and $657, respectively.  Estimated amortization expense  for the remainder of 2006 amounts to $1,119 and in each of the next five years amounts to $4,476 for 2007, $4,442 for 2008, $4,101 for 2009, $4,085 for 2010 and $4,085 for 2011.

NOTE 7.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $480 and $230 as of September 30, 2006 and December 31, 2005, respectively.

NOTE 8.    Inventories
	September 30,	December 31,
	2006	2005
Materials	$ 31,884	$ 15,422
Work-in-process	15,600	7,250
Finished goods	10,785	7,401
Total inventories	$ 58,269	$ 30,073

NOTE 9.   Property, Plant and Equipment
	September 30,	December 31,
	2006	2005
Land and building	$ 5,180	$ 5,175
Machinery and equipment	9,310	3,422
Furniture and fixtures	2,271	1,375
Computer equipment	5,070	3,289
Leasehold improvements	6,778	3,081
	28,609	16,342
Accumulated depreciation	(10,902)	(7,743)
Net property, plant and equipment	$ 17,707	$ 8,599

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

           Warranty Reserves

        The Company generally provides a warranty on its products for a period of twelve to fifteen months against defects in material and workmanship.  The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized.  The Company's estimate is based primarily on historical experience.  The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.   Settlements of warranty reserves are generally associated with sales that occurred during the 12 to 15 months prior to the period ended September 30, 2006 and warranty accruals are related to sales for the nine month period ended September 30, 2006.

        Changes in the Company's warranty reserves are as follows:

	Nine Months Ended September 30,
	2006	2005
Balance, beginning of the period	$ 1,234	$ 1,209
Accruals	2,928	1,532
Settlements	(1,773)	(1,429)
Balance, end of the period	$ 2,389	$ 1,312

        The accrual of $2,928 for the nine months ended September 30, 2006 includes the acquired warranty liability from August Technology at the merger date totaling $1,244.

        New Lease Agreement

        On June 9, 2005, the Company entered into a ten year and six month lease agreement with Mount Olive Industrial Realty Company LLC to lease approximately 83,500 square feet of manufacturing and office space. This location replaces leased space in Mt. Arlington and Ledgewood, New Jersey and serves as the Company's manufacturing, engineering, customer support and training facility.  The Company began occupying the space in the fourth quarter of 2005 and completed its relocation in the second quarter of 2006.   The Company received landlord incentives of $820 in 2005 to offset the costs of constructing structural components for the leased space.   These incentives are recorded as deferred rent in current and non-current liabilities to be amortized over the lease term as a decrease to rent expense.  Total future minimum rent payments will be approximately $167 for 2006, $696 for 2007, $768 for 2008, $809 for 2009, $834 for 2010 and $4,724 for all periods thereafter.  The Company recognizes expense on a straight-line basis.

NOTE 11.   Interest Income and Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income	$ 800	$ 521	$ 2,433	$ 1,503
Realized losses on sales of marketable securities, net	(31)	(313)	(159)	(464)
Rental income	-	-	8	10
Total interest income and other, net	$ 769	$ 208	$ 2,282	$ 1,049

NOTE 12.   Comprehensive Income

        The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$ 8,071	$ 1,161	$ 4,316	$ 4,771
Change in net unrealized losses on investments, net of tax	234	34	136	(128)
Change in currency translation adjustments	371	(84)	(252)	211
Total comprehensive income	$ 8,676	$ 1,111	$ 4,200	$ 4,854

NOTE 13.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options and restricted stock units for the 2006 and 2005 periods.  During the three and nine months ended September 30, 2006 and 2005, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  During the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, there were restricted stock units which were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.  For the three months ended September 30, 2006,  the weighted average number of stock options excluded from the computation of diluted earnings per share was 2,108,408.   For the nine months ended September 30, 2006,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 2,149,889.  For the three and nine months ended September 30, 2005,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,339,297 and 2,119,667, respectively.

        The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	$ 8,071	$ 1,161	$ 4,316	$ 4,771
Denominator:
Basic earnings per share - weighted average shares outstanding	28,848,577	16,921,560	26,708,363	16,886,530
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	270,778	37,487	267,587	48,804
Diluted earnings per share - weighted average shares outstanding	29,119,355	16,959,047	26,975,950	16,935,334
Earnings per share:
Basic	$ 0.28	$ 0.07	$ 0.16	$ 0.28
Diluted	$ 0.28	$ 0.07	$ 0.16	$ 0.28

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

The following table lists the different sources of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue Type
Systems:
Metrology	28%	57%	34%	64%
Inspection	57%	20%	50%	13%
Parts	6%	15%	7%	11%
Services	5%	7%	6%	10%
Other	4%	1%	3%	2%

Total	100%	100%	100%	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$ 15,600	$ 2,825	$ 41,005	$ 14,189
Asia	37,658	13,220	91,521	37,896
Europe	4,908	4,156	14,180	12,558
Total	$ 58,166	$ 20,201	$ 146,706	$ 64,643

        Customers comprising 10% or more of revenue:

	Nine Months Ended
	September 30,
	2006	2005
Customer A	11.3%	21.6%
Customer B	6.3%	11.0%
Customer C	2.2%	11.3%

NOTE 15.   Recent Accounting Pronouncements

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."   Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company currently is evaluating the impact of adopting SAB 108, but believes that adoption of SAB 108 will not have a material impact on its consolidated financial position or results from operations.

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements."  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.    SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the potential impact of adopting SFAS 157.

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes."  FIN 48 clarifies the accounting for uncertainty in income taxes taken or expected to be taken in tax returns that effect amounts reported in a company’s financial statements in accordance with SFAS 109, "Accounting for Income Taxes."  FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   The Company is currently analyzing the effects of FIN 48.

        In November 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods.  Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

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

NOTE 16.   Reclassifications

        Certain prior period amounts have been reclassified in the consolidated statement of cash flows to conform to current financial statement presentation.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rudolph Technologies, Inc. and subsidiaries as of September 30, 2006, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rudolph Technologies, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Short Hills, New Jersey
November 3, 2006

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

        Business Acquisitions   We account for acquired or merged businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition or merger at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our consolidated financial position and results of operations. Accordingly, for significant items, we typically obtain assistance from independent valuation specialists.

        There are several methods that can be used to determine the fair value of assets acquired and liabilities assumed. For intangible assets, we normally utilize the "income method." This method starts with a forecast of all of the expected future net cash flows. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Some of the more significant estimates and assumptions inherent in the income method or other methods include the projected future cash flows (including timing) and the discount rate reflecting the risks inherent in the future cash flows. Determining the useful life of an intangible asset also requires judgment. For example, different types of intangible assets will have different useful lives and certain assets may even be considered to have indefinite useful lives. All of these judgments and estimates can significantly impact our consolidated financial position and results of operations.

             The purchase price is preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed within one year from the acquisition or merger date.   At the acquisition or merger date, we begin to formulate a plan to exit or restructure certain activities, if applicable.   As we finalize our plans to exit or restructure activities, we may record additional liabilities for, among other things, severance and severance related costs, which would also increase the goodwill recorded.

            The developed technology acquired in connection with the merger with August Technology is separated into front-end and back-end automated macro defect inspection, and analysis software and is utilized in the manufacturing of semiconductor chips. This technology is designed to automate inspection processes that are performed by the human eye through the use of imaging technology and high-speed computers. The process of forming transistors directly on silicon wafers is commonly referred to as the "front-end" process. The front-end products provide high-speed automated inspection of chips, cracks and other defects that occur during the chip manufacturing process. The merged company's product offering in this area is the AXi series, which is an automated defect inspection system.

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

            Paragraph 39 of Statement of Financial Accounting Standards (SFAS) No. 141 provides guidance concerning the recognition of value associated with intangible assets and refers to an illustrative list in Appendix A of SFAS No. 141 of commonly identifiable intangible assets that meet the criteria for recognition as assets apart from goodwill. This list includes technology-based intangible assets, such as patented technology and computer software. The developed technology acquired represents proprietary know-how that was technologically feasible as of the merger date and is supported by patents.

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

        Share-Based Compensation.  Prior to fiscal 2006, we accounted for share-based compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of share-based compensation transactions in the statement of operations. The fair value of our stock options is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our share grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different.

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

        Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. At September 30, 2006, we had a valuation allowance of $0.5 million for a portion of the deferred tax assets attributable to foreign net operating loss carryforwards due to the uncertainty of future earnings of our subsidiaries in Europe and Japan. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations.

Impact of Recent Accounting Pronouncements

        In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 ("SAB 108"),"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements."   Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We currently are evaluating the impact of adopting SAB 108, but believe that adoption of SAB 108 will not have a material impact on our consolidated financial position or results from operations.

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements."  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.    SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the potential impact of adopting SFAS 157.

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes."  FIN 48 clarifies the accounting for uncertainty in income taxes taken or expected to be taken in tax returns that effect amounts reported in a company’s financial statements in accordance with SFAS 109, "Accounting for Income Taxes."  FIN 48 establishes a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  FIN 48 also provides guidance concerning derecognition, measurement, classification, interest and penalties and disclosure of tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.   We are currently analyzing the effects of FIN 48.

        In November 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R.  We may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate our available alternatives and make our one-time election. We are currently evaluating the alternative methods.  Until and unless we elect the transition method described in this FSP, we will follow the transition method described in paragraph 81 of SFAS 123R.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005

      We are a worldwide leader in the design, development, manufacture and support of process control metrology and inspection systems used in semiconductor device manufacturing.  Our thin film measurement proprietary systems measure the thickness and other properties of thin films applied during various steps in the manufacture of integrated circuits, enabling semiconductor device manufacturers to improve yields and reduce overall production costs.  Our macro-defect inspection proprietary systems detect and classify defects in semiconductor wafers.  We provide our customers with a flexible full-fab metrology solution by offering families of systems designed to meet their transparent and opaque thin film measurement and macro-defect inspection needs in various applications across the fabrication process.

        On February 15, 2006, we announced that our merger with August Technology Corporation had been completed. The merger was approved by August Technology's shareholders, and the issuance of shares of our common stock was approved by our stockholders, at the respective special meetings held that day. The combined company will continue to be known as Rudolph Technologies, Inc. Under the terms of the agreement, we paid an aggregate of $37.2 million in cash and issued an aggregate of 11,298,265 shares of our common stock to former August Technology shareholders.  The results of operations of August Technology have been included in our consolidated financial statements since the date of the merger.  Due to the size of August Technology and the effects of purchase accounting, our financial position, results of operations and cash flows may not be comparable to prior periods.  The effects of purchase accounting are preliminary and allocation is expected to be completed during 2006, but no later than one year from the merger date.

        August Technology was a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. Their systems provided manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs and decreasing time-to-market. They had traditionally provided systems to address the automated inspection needs of the early stages of the final manufacturing or back-end of the microelectronic device manufacturing process. In addition, they had introduced new products for edge and backside inspection systems for advanced macro defect detection primarily in the front-end of the wafer manufacturing process. When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer's surface.

        Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of 15-20% for 2006.  We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book to bill ratio.  The book to bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments.  A book to bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The three month rolling average North American semiconductor equipment book to bill ratio was 1.00 for the month of September 2006, declining from the June book to bill ratio of 1.14.  The book to bill ratio for the back-end micro electronic device manufacturers was below 1.00 for the three month period ended September 30, 2006.

        Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few end user customers, and we expect this trend to continue.   In the nine month period ended September 30, 2006 and for the years ended December 31, 2005, 2004 and 2003, sales to end user customers that individually represented at least five percent of our revenues accounted for 46.4%, 62.6%, 53.4% and 59.4% of our revenues, respectively.  For the nine month period ended September 30, 2006 and for the years ended December 31, 2005, 2004 and 2003, sales to Intel accounted for 11.3%, 20.3%, 23.2% and 35.3% of our revenues, respectively.

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

       A significant portion of our revenues has been derived from customers outside of the United States.  In the nine-month period ended September 30, 2006, approximately 72.1% of our revenues were derived from customers outside of the United States, of which 62.4% were derived from customers in Asia and 9.7% were derived from customers in Europe.  In 2005, approximately 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe.  In 2004, approximately 69.1% of our revenues were derived from customers outside of the United States, of which 59.6% were derived from customers in Asia and 9.5% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

        Revenues. Our revenues are primarily derived from the sale of our systems, services and spare parts.  Our revenues were $58.2 million and $146.7 million for the three and nine month periods ended September 30, 2006, compared to $20.2 million and $64.6 million for the three and nine month periods ended September 30, 2005, representing increases of 187.9% and 126.9% for the respective periods.

        The following table lists the different sources of our revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue Type
Systems:
Metrology	28%	57%	34%	64%
Inspection	57%	20%	50%	13%
Parts	6%	15%	7%	11%
Services	5%	7%	6%	10%
Other	4%	1%	3%	2%
Total	100%	100%	100%	100%

         Our systems revenue was $49.7 million or 85% of revenues for the three month period ended September 30, 2006 compared to $15.5 million or 77% of revenues for the three month period ended September 30, 2005.  For the nine month period ended September 30, 2006, systems revenue was $123.7 million or 84% of revenues compared to $50.1 million or 77% of revenues for the nine month period ended September 30, 2005.   The year-over-year increase for the nine month periods ended September 30, 2006 and 2005 reflects additional revenues of $67.2 million related to the August Technology merger and an increase in metrology systems revenues of $9.5 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 22% and 34% of total revenues for the three and nine month periods ended September 30, 2006 compared to 39% and 36% of total revenues for the three and nine month periods ended September 30, 2005. Parts and services revenues were $6.3 million or 11% of revenues for the three month period ended September 30, 2006 compared to $4.4 million or 22% of revenues for the three month period ended September 30, 2005.   For the nine month period ended September 30, 2006, parts and services revenues were $18.9 million or 13% of revenues compared to $13.4 million or 21% of revenues for the nine month period ended September 30, 2005.   The year-over-year increase for the nine month periods ended September 30, 2006 and 2005 reflects additional parts and service revenues of $2.6 million related to the August Technology merger as well as customers continuing to spend more on repair and maintenance of their existing equipment. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls. In periods of prolonged recovery, we expect systems revenues as a percentage of total revenue to increase and parts and service revenues as a percentage of total revenue to decrease as customers buy new equipment.

        Deferred revenues of $8.2 million are recorded in other current liabilities at September 30, 2006 and primarily consisted of $3.4 million for deferred maintenance agreements and $4.8 million for systems awaiting acceptance and outstanding deliverables.

        Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $30.6 million and $69.5 million for the three and nine month periods ended September 30, 2006, compared to $9.5 million and $30.4 million for the three and nine month periods ended September 30, 2005.  Our gross profit represented 52.6% and 47.4% of our revenues for the three and nine month periods ended September 30, 2006 and 47.2% and 47.0% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the nine month period ended September 30, 2006, compared to the nine month period ended September 30, 2005 is primarily due to higher sales volume, partially offset by charges to cost of goods sold including a $3.4 million charge for the sale of inventory written-up to fair value upon merger and $2.4 million in charges related to duplicative inventory.

        Research and Development. The thin film transparent, opaque process control and macro-defect inspection market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $7.5 million and $20.2 million for the three and nine month period ended September 30, 2006, compared to $3.1 million and $9.4 million for the same periods in the prior year.  Research and development expense represented 12.9% and 13.7% of our revenues for the three and nine month periods ended September 30, 2006, compared to 15.2% and 14.6% of revenues for the same periods in the prior year.   The year-over-year dollar increase for the nine month periods ended September 30, 2006 and 2005 in research and development expenses primarily reflects additional research and development cost of $9.4 million related to the merged activities of August Technology and increased compensation costs.  We anticipate research and development expense will be approximately 12-13% of revenues for the three month period ending December 31, 2006.

        In-Process Research and Development.    The merger with August Technology resulted in our recording of a one-time expense of $9.9 million for the write-off of in-process research and development, or IPRD. At the time of the merger, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use. The purchased in-process technology projects, which are comprised of macro defect inspection and software projects, had a value assigned to them of $6.9 million and $3.0 million, respectively. The defect inspection projects, relate to the next generation of our AXi defect detection systems with enhanced defect capture capabilities, and were approximately 90% complete as of the date of merger. The estimated costs to complete these projects consisted primarily of internal engineering labor costs and were completed by the third quarter of 2006. The software projects, relate to new enhancement features to our next generation inspection products, and were approximately 50% complete as of the date of merger, with the remaining cost to complete consisting primarily of internal software development labor cost. We estimate that the software projects will be completed in the fourth quarter 2006. We generated revenue from the inspection project in the third quarter of 2006 and anticipate revenue to be generated from the software projects in the first half of 2007.  If we are not successful in completing the software projects on a timely basis, the future sales of our inspection products may be adversely affected resulting in erosion of our market share.

           Selling, General and Administrative.    Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses.  Our selling, general and administrative expense was $9.3 million and $25.4 million the three and nine month periods ended September 30, 2006, compared to $4.7 million and $14.9 million for the same periods in the prior year.  Selling, general and administrative expense represented 16.0% and 17.3% of our revenues for the three and nine month periods ended September 30, 2006 compared to 23.3% and 23.0% of our revenues for the same periods in the prior year.  The year-over-year dollar increase for the nine month periods ended September 30, 2006 and 2005 in selling, general and administrative expense was primarily due to additional selling, general and administrative cost of $8.2 million related to the merged activities of August Technology and increased compensation costs.  We currently anticipate that selling, general and administrative expenses will represent approximately 15-16% of revenue for the three month period ending December 31, 2006.

        Interest income and other, net.    Interest income and other, net was $0.8 million and $2.3 million for the three and nine month periods ended September 30, 2006, compared to $0.2 million and $1.0 million for the same periods in the prior year.  Interest income and other, net consisted primarily of interest income and realized gains and losses on sales of marketable securities.  The year-over-year increases in interest income and other, net in both the three and nine month periods ended September 30, 2006 were primarily attributable to higher interest rates.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $5.3 million and $9.1 million for the three and nine month periods ended September 30, 2006 compared to income tax expense of $0.6 million and $1.7 million for the same periods in the prior year.  Our effective tax rate for the nine month period ended September 30, 2006 is 67.9%, compared to 26.4% in the prior year period.  Our effective tax rate is different than the expected combined federal and state tax rate of 39% primarily as a result of the nondeductibility of the IPRD charge for tax purposes and the expiration of the research and development tax credit.

Liquidity and Capital Resources

        At September 30, 2006, we had $92.6 million of cash, cash equivalents and marketable securities and $181.0 million in working capital.  At December 31, 2005, we had $80.8 million of cash, cash equivalents and marketable securities and $125.3 million in working capital.

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

        Operating activities provided $8.6 million and $11.2 million in cash for the nine month periods ended September 30, 2006 and 2005, respectively.  The net cash provide by operating activities during the nine month period ended September 30, 2006 was primarily a result of profit before depreciation, amortization, IPRD, provision for doubtful accounts and inventory valuation and share-based compensation of $25.3 million, an increase in deferred revenue of $4.1 million, an increase in accounts payable and accrued liabilities of $3.8 million, an increase in income tax payable of $5.7 million and an increase in other current liabilities of $1.2 million, partially offset by an increase in accounts receivable of $24.6 million and an increase in inventories of $7.5 million.  The increase in receivables is primarily due to the timing of shipments towards the end of the quarter and a higher percentage of accounts receivable from customers in Japan which traditionally have longer collection times.   The net cash provided by operating activities during the nine month period ended September 30, 2005 was primarily a result of profit before depreciation, amortization and net loss on sale of marketable securities of $7.2 million, a decrease in inventories of $2.9 million, an increase in other current and non-current liabilities of $2.6 million, partially offset by an increase in accounts receivable of $1.3 million and an increase in prepaid expenses and other assets of $1.3 million.

        Net cash provided by investing activities during the nine month period ended September 30, 2006 of $2.6 million was due to proceeds from sales of marketable securities of $81.1 million, partially offset by purchases of marketable securities of $59.6 million, the merger with August Technology, net of cash acquired, of $12.1 million, capital expenditures of $5.2 million and capitalized software of $1.5 million. The capital expenditures were primarily made for leasehold improvements and furnitures and fixtures for our Mt. Olive location.  Net cash provided by investing activities during the nine month period ended September 30, 2005 of $14.2 million was primarily due to proceeds from sales of marketable securities of $54.6 million, offset by purchases of marketable securities of $38.0 million, capital expenditures of $1.0 million, capitalized software of $0.7 million and merger costs for business combinations of $0.7 million.

        Net cash provided by financing activities for the nine month period ended September 30, 2006 of $8.6 million was due to proceeds received and tax benefit for sales of shares through share-based compensation plans.  Net cash provided by financing activities for the nine month period ended September 30, 2005 of $1.3 million was a result of proceeds received from sales of shares through share-based compensation plans.

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

Factors that May Affect Future Results

Selected risk factors facing the Company have been omitted which contained no changes in any material way from those Risk Factors discussed on the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Our largest customers account for a significant portion of our revenues, and our revenues and cash flows would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2003, 2004,  2005 and the nine months ended September 30, 2006, sales to end user customers that individually represented at least five percent of our revenues accounted for, in the aggregate, 59.4%, 53.4%, 62.6% and 46.4% of our revenues.  In 2003, 2004, 2005 and the nine months ended September 30, 2006, sales to Intel Corporation, a key customer, accounted for 35.3%, 23.2%, 20.3% and 11.3% of our revenues, respectively.  We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues and cash flows would significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States

        In 2003, 2004, 2005 and the nine months ended September 30, 2006, 65.4%, 69.1%, 77.5% and 72.1%, respectively, of our revenue was derived from sales in foreign countries, including certain countries in Asia, such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. Consequently, there is a risk that Rudolph may be unable to adequately protect its proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

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

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 39.9%, 59.6%, 56.3% and 62.4% of our revenues in 2003, 2004, 2005 and the nine months ended September 30, 2006, respectively. Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past. We expect that political or economic instability in the Asian markets we service could adversely affect our results of operations and cash flows in future periods.

Our significant level of international sales subjects us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 65.4%, 69.1% , 77.5% and 72.1%, respectively, of our revenues in 2003, 2004, 2005 and the nine months ended September 30, 2006. We anticipate that international sales will account for a significant portion of our revenue during at least the next five years. Due to the significant level of our international sales, we are subject to a number of material risks, including:

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

       We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of September 30, 2006, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.2 million decrease in the fair value of our available for sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan, which are subject to currency fluctuations. We have determined that the functional currency of our foreign operations is the local currency in our international operations, which incur most of their expenses in the local currency. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of September 30, 2006, we had fourteen forward contracts outstanding with a total notional contract value of $6.2 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 6.   Exhibits

        Exhibit No.      Description

2.1             Agreement and Plan of Merger, dated as of September 27, 2005, by and among the Registrant, NS
                  Merger Sub, Inc. and August Technology Corporation (incorporated by reference to
                  Exhibit 99.2 to the Company's Schedule 13D filed with the SEC on July 7, 2005).

2.2             Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger
                  Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of September 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August
                  Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K filed with the SEC on December 9, 2005).

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

15               Letter re: Unaudited Interim Financial Information

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

                                                                                                        Rudolph Technologies, Inc.

Date: November 3, 2006                                                                              By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: November 3, 2006                                                                               By:   /s/ Steven R. Roth
                                                                                                                         Steven R. Roth
                                                                                                                         Senior Vice President, Chief Financial Officer
                                                                                                                         and Principal Accounting Officer

EXHIBIT INDEX

         Exhibit No.     Description

2.1             Agreement and Plan of Merger, dated as of September 27, 2005, by and among the Registrant, NS
                  Merger Sub, Inc. and August Technology Corporation (incorporated by reference to
                  Exhibit 99.2 to the Company's Schedule 13D filed with the SEC on July 7, 2005).

2.2             Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger
                  Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of September 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August
                  Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's
                  Current Report on Form 8-K filed with the SEC on December 9, 2005).

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

15                Letter re: Unaudited Interim Financial Information

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
                    Rudolph Technologies, Inc.

EXHIBIT 15

Awareness Letter of KPMG LLP, Independent Registered Public Accounting Firm

November 3, 2006

Rudolph Technologies, Inc.
One Rudolph Road
Flanders, NJ 07836

Re: Registration Statement Nos. 333-132283 and 333-129773 on Form S-8 and No. 333-54860 on Form S-3 of Rudolph Technologies, Inc.

With respect to the subject registration statements, we acknowledge our awareness of the incorporation by reference therein of our report dated November 3, 2006, which is included in your Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, related to our review of interim financial information as of September 30, 2006 and for the three and nine-month periods ended September 30, 2006 and 2005.

Pursuant to Rule 436 under the Securities Act of 1933 (the Act), such report is not considered part of a registration statement prepared or certified by an independent registered public accounting firm, or a report prepared or certified by an independent registered public accounting firm within the meaning of Sections 7 and 11 of the Act.

/s/ KPMG LLP
Short Hills, New Jersey

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

Date:  November 3, 2006

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

Date: November 3, 2006

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: November 3, 2006                                                                      By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: November 3, 2006                                                                   By:   /s/ Steven R. Roth
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