Form 10-Q
period 2007-03-31
RUDOLPH TECHNOLOGIES INC
filed 2007-05-10
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: March 31, 2007

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

        The number of outstanding shares of the Registrant's Common Stock on April 27, 2007 was 29,088,724.

PART I    FINANCIAL INFORMATION

Item 1.

Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2007 and December 31, 2006

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006

Notes to Condensed Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$ 55,583	$ 72,479
Marketable securities	51,492	33,714
Accounts receivable, net	63,292	65,373
Inventories	61,157	55,433
Prepaid expenses and other current assets	10,160	9,745
Total current assets	241,684	236,744
Property, plant and equipment, net	16,191	16,882
Goodwill	145,005	145,176
Identifiable intangible assets, net	36,282	37,401
Other assets	4,036	4,283
Total assets	$ 443,198	$ 440,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 16,350	$ 18,966
Other current liabilities	13,123	17,338
Total current liabilities	29,473	36,304
Non-current liabilities	13,453	11,306
Total liabilities	42,926	47,610

Commitments and contingencies

Stockholders' equity:
Common stock	29	29
Additional paid-in capital	362,772	361,128
Accumulated other comprehensive loss	(1,010)	(1,178)
Retained earnings	38,481	32,897
Total stockholders' equity	400,272	392,876
Total liabilities and stockholders' equity	$ 443,198	$ 440,486

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$ 48,356	$ 31,848
Cost of revenues	22,106	22,599
Gross profit	26,250	9,249
Operating expenses:
Research and development	8,677	5,742
In-process research and development	-	9,900
Selling, general and administrative	8,775	6,554
Amortization	1,126	672
Total operating expenses	18,578	22,868
Operating income (loss)	7,672	(13,619)
Interest income and other, net	1,033	712
Income (loss) before income taxes	8,705	(12,907)
Provision (benefit) for income taxes	3,141	(1,161)
Net income (loss)	$ 5,564	$ (11,746)
Earnings (loss) per share:
Basic	$ 0.19	$ (0.52)
Diluted	$ 0.19	$ (0.52)
Weighted average shares outstanding:
Basic	29,031	22,545
Diluted	29,224	22,545

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 5,564	$ (11,746)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Amortization	1,814	672
Depreciation	1,172	698
In-process research and development	-	9,900
Foreign currency exchange (gain) loss	(271)	233
Net loss on sales of marketable securities	3	117
Share-based compensation	846	305
Provision for (recovery of) doubtful accounts and inventory valuation	(492)	3,252
Deferred income taxes	-	263
Decrease (increase) in assets excluding effects of business combinations:
Accounts receivable	2,213	(8,618)
Inventories	(5,329)	(1,569)
Prepaid expenses and other assets	(180)	(553)
Increase (decrease) in liabilities excluding effects of business combinations:
Accounts payable and accrued liabilities	(2,695)	58
Income tax payable	2,542	(1,110)
Deferred revenue	(4,039)	1,589
Other current liabilities	(242)	1,412
Non-current liabilities	(20)	(20)
Net cash and cash equivalents provided by (used in) operating activities	886	(5,117)
Cash flows from investing activities:
Purchases of marketable securities	(24,558)	(6,359)
Proceeds from sales of marketable securities	6,840	23,066
Purchases of property, plant and equipment	(478)	(2,302)
Capitalized software	(397)	(505)
Purchase of business, net of cash acquired	-	(9,095)
Net cash and cash equivalents provided by (used in) investing activities	(18,593)	4,805
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	690	1,140
Tax benefit for sale of shares through share-based compensation plans	108	225
Net cash and cash equivalents provided by financing activities	798	1,365
Effect of exchange rate changes on cash and cash equivalents	13	24
Net increase (decrease) in cash and cash equivalents	(16,896)	1,077
Cash and cash equivalents at beginning of period	72,479	37,986
Cash and cash equivalents at end of period	$ 55,583	$ 39,063

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2007 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2.   Business Combinations

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

             The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of August Technology have been included in the Company’s consolidated financial statements since the date of merger. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of merger:

Cash	$ 29,893
Marketable securities	13,418
Accounts receivable	14,283
Inventories	23,582
Property, plant and equipment	6,075
Goodwill	132,172
Identifiable intangible assets	42,700
Other assets	1,585
Accounts payable and accrued liabilities	(11,733)
Deferred taxes	(3,645)
Other liabilities	(1,591)
$ 246,739

        The above purchase price has been allocated based on estimates of the fair values of assets acquired and liabilities assumed. With the exception of future tax adjustments related to the merger, the effects of purchase accounting were completed during 2006. The fair value of inventories included a step-up of $3,842, of which $143 and $2,468 was recognized in cost of revenues for the three months ended March 31, 2007 and March 31, 2006, respectively.  At the merger date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $173 for these activities during the year ended December 31, 2006.

       Approximately $9.9 million of the acquired identifiable intangible assets represents the estimated fair value of in-process research and development (IPRD) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations at the merger date. The purchased in-process technology projects are comprised of next generation automated macro defect inspection systems with enhanced defect capture capabilities and software projects which improve the tools' capabilities. The defect inspection and software projects had a value assigned to them of $6.9 million and $3.0 million, respectively. The defect inspection projects relate to the next generation of the Company's AXi defect detection systems with enhanced defect capture capabilities and were completed by the third quarter of 2006. The software projects, relate to new enhancement features to the Company's next generation inspection products and will be completed in 2007.

      The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and August Technology as if the merger occurred at the beginning of the period presented, after giving effect to certain adjustments, including amortization expense, merger costs and inventory step-up. Due to the non-recurring nature of the $9,900 IPRD and the inventory step-up charges, these amounts have not been included in the unaudited pro forma consolidated financial information. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the merger been completed as of the date indicated or of the results that may be obtained in the future.

Three Months Ended
March 31,
2006
Revenues	$ 44,372
Net income	$ 306
Earnings per share:
Basic	$ 0.01
Diluted	$ 0.01

NOTE 3.  Income Taxes

        In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, declassification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.   FIN 48 is effective for fiscal years beginning after December 15, 2006.

        On May 2, 2007, the FASB issued FASB Staff Position No. 48-1, "Definition of Settlement in FASB Interpretation 48" ("FSP 48-1"). FSP 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The guidance in FSP 48-1 is to be applied upon the initial adoption of FIN 48.

        The Company adopted the provisions of FIN 48, as amended by FSP 48-1, effective January 1, 2007.   As a result of the implementation of FIN 48, as amended, the Company recognized increases in the liability for unrecognized tax benefits of $2,173, non-current deferred tax assets of $1,948 and goodwill of $245. The adoption of FIN 48, as amended, resulted in a cumulative effect adjustment to retained earnings of $20 as of January 1, 2007.

        The total amount of unrecognized tax benefits as of the date of adoption was $3,660.  Included in the balance of unrecognized tax benefits at January 1, 2007, are $1,467 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $245 of tax benefits that, if recognized, would result in a decrease to goodwill recorded in business combinations, and $1,948 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and non-current receivables. Additional adjustments to goodwill arising from the August merger may be recorded as accounting for pre-acquisition tax positions is finalized. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in the Company's unrecognized tax benefits.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest to $92.

        The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company has not been contacted by the Internal Revenue Service for examination of income tax returns for open periods, December 31, 2003 through December 31, 2006. The Company has also not been contacted by any U.S. state, local or foreign tax authority for all open tax periods beginning December 31,2002.

NOTE 4.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss".  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net".  Net realized losses on available-for-sale securities were $3 and  $117 for the three months ended March 31, 2007 and 2006, respectively.  Gross unrealized gains on available-for-sale securities were $4 and $3 as of March 31, 2007 and December 31, 2006, respectively.  Gross unrealized losses on available-for-sale securities were $215 and $278 as of March 31, 2007 and December 31, 2006, respectively.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

NOTE 5.    Derivative Instruments and Hedging Activities

        The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2007 and December 31, 2006, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

        The dollar equivalent of the US dollar forward contracts and related fair values were as follows:

	March 31, 2007	December 31, 2006
Notional amount	$ 4,708	$ 6,439
Fair value of asset	$ 46	$ 144

NOTE 6.    Identifiable Intangible Assets

        Identifiable intangible assets as of  March 31, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 37,991	$ 8,584	$ 29,407
Customer relationships	4,400	550	3,850
Trade names	3,400	375	3,025
Total identifiable intangible assets	$ 45,791	$ 9,509	$ 36,282

        Identifiable intangible assets as of December 31, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 37,991	$ 7,669	$ 30,322
Customer relationships	4,400	429	3,971
Trade names	3,400	292	3,108
Total identifiable intangible assets	$ 45,791	$ 8,390	$ 37,401

      Intangible asset amortization expense for the three months ended March 31, 2007 and 2006 was $1,119 and $672, respectively.  Estimated amortization expense  for the remainder of 2007 amounts to $3,357 and in each of the next five years amounts to $4,442 for 2008, $4,101 for 2009, $4,085 for 2010, $4,085 for 2011, and $4,085 for 2012.

NOTE 7.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $208 and $299 as of March 31, 2007 and December 31, 2006, respectively.

NOTE 8.    Inventories
	March 31,	December 31,
	2007	2006
Materials	$ 36,611	$ 33,347
Work-in-process	16,807	12,687
Finished goods	7,739	9,399
Total inventories	$ 61,157	$ 55,433

NOTE 9.   Property, Plant and Equipment
	March 31,	December 31,
	2007	2006
Land and building	$ 5,180	$ 5,180
Machinery and equipment	9,399	9,471
Furniture and fixtures	2,381	2,425
Computer equipment	5,957	5,207
Leasehold improvements	5,744	5,945
	28,661	28,228
Accumulated depreciation	(12,470)	(11,346)
Net property, plant and equipment	$ 16,191	$ 16,882

NOTE 10.   Commitments and Contingencies

 Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Three Months Ended March 31,
	2007	2006
Balance, beginning of the period	$ 2,171	$ 1,234
Accruals	710	644
Warranty liability assumed in merger	-	1,244
Settlements	(708)	(561)
Balance, end of the period	$ 2,173	$ 2,561

NOTE 11.   Share-Based Compensation

Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the three month period ended March 31, 2007 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	336	$ 16.68
Granted	203	$ 15.95
Vested	(45)	$ 15.85
Forfeited	(1)	$ 16.51
Nonvested at March 31, 2007	493	$ 16.46

        As of March 31, 2007 and December 31, 2006, there was $6,603 and $2,808 of total unrecognized compensation cost related to restricted stock units granted under the plans, respectively.  That cost is expected to be recognized over a weighted average period of 4.0 years and 3.6 years for the respective periods.

        The Company is required to estimate the expected forfeiture rate of its share grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company's estimate, its share-based compensation expense could be materially different.  During the three months ended March 31, 2007, the Company revised its estimate of the expected forfeiture rate of its share grants from 15% to a range of 3-5%.

NOTE 12.   Interest Income and Other, Net

	Three Months Ended March 31,
	2007	2006
Interest income	$ 1,036	$ 824
Realized losses on sales of marketable securities, net	(3)	(117)
Rental income	-	5
Total interest income and other, net	$ 1,033	$ 712

NOTE 13.   Comprehensive Income (Loss)

        The difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$ 5,564	$ (11,746)
Change in net unrealized gains (losses) on investments, net of tax	64	(51)
Change in currency translation adjustments	104	90
Total comprehensive income (loss)	$ 5,732	$ (11,707)
NOTE 14.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options and restricted stock units for the 2007 and 2006 periods.  During the three months ended March 31, 2007, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  During the three months ended March 31, 2007, there were restricted stock units which were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.  For the three months ended March 31, 2007,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 1,950.  For the three month period ended March 31, 2006, all outstanding stock options and restricted stock units totaling 3,987, were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net income (loss)	$ 5,564	$ (11,746)
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	29,031	22,545
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	193	-
Diluted earnings (loss) per share - weighted average shares outstanding	29,224	22,545
Earnings (loss) per share:
Basic	$ 0.19	$ (0.52)
Diluted	$ 0.19	$ (0.52)

NOTE 15.   Segment Reporting and Geographic Information

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

The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2007		2006
Revenue Type
Systems:
Metrology	$ 11,127	23%	$ 13,843	43%
Inspection	24,891	51%	11,005	35%
Parts	3,380	7%	4,003	12%
Services	3,355	7%	2,471	8%
Software licensing	5,603	12%	526	2%
Total	$ 48,356	100%	$ 31,848	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2007	2006
United States	$ 8,614	$ 9,352
Asia	27,833	17,258
Europe	11,909	5,238
Total	$ 48,356	$ 31,848

        Customers comprising 10% or more of revenue:

	Three Months Ended
	March 31,
	2007	2006
Customer A	12.3%	22.7%
Customer B	10.9%	5.4%
Customer C	10.3%	0.9%
Customer D	2.0%	10.7%

NOTE 16.   Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board (FASB)  issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115."  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The object is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years that begin after November 15, 2007.  The Company is currently evaluating the potential impact of adopting SFAS 159.

       In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting SFAS 157.

NOTE 17.   Reclassifications

        Certain prior period amounts have been reclassified to conform to current financial statement presentation.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rudolph Technologies, Inc. and subsidiaries as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rudolph Technologies, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Short Hills, New Jersey
May 10, 2007

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

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2006.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

Critical Accounting Policies

        The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

        A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations. Specifically, these policies have the following attributes: (1) we are required to make judgments and assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, could have a material effect on our financial position and results of operations.

        Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled “Risk Factors.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.

        For further information about our critical accounting policies, see the discussion of critical accounting policies in our 2006 Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

       In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115."  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The object is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years that begin after November 15, 2007.  The Company is currently evaluating the potential impact of adopting SFAS 159.

       In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting SFAS 157.

Results of Operations for the Three Month Periods Ended March 31, 2007 and 2006

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

        On February 15, 2006, the merger with August Technology was completed. The combined company continues to be known as Rudolph Technologies, Inc. Under the terms of the agreement, we paid an aggregate of $37.2 million in cash and issued an aggregate of 11.3 million shares of our common stock to former August Technology shareholders. The results of operations of August Technology have been included in our consolidated financial statements since the date of the merger. Due to the size of August Technology and the effects of purchase accounting, our financial position, results of operations and cash flows may not be comparable to prior periods. With the exception of future tax adjustments related to the merger, the effects of purchase accounting were completed in 2006.

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

        Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of 5-10% for 2007. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 1.00 for the month of March 2007, decreasing from the December 2006 book-to-bill ratio of 1.01.

        Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2007 and for the years ended December 31, 2004, 2005 and 2006, sales to customers that individually represented at least five percent of our revenues accounted for 44.6%, 53.4%, 62.6%, and 40.9% of our revenues, respectively. For the three month period ended March 31, 2007 and for the years ended December 31, 2004, 2005 and 2006, sales to Intel accounted for 12.3%, 23.2%, 20.3% and 14.0% of our revenues, respectively. Sales to Samsung and Tokyo Electron Limited during the three months ended March 31, 2007 were 10.9% and 10.3% of revenues, respectively.

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

       A significant portion of our revenues has been derived from customers outside of the United States.  In the three-month period ended March 31, 2007, approximately 82.2% of our revenues were derived from customers outside of the United States, of which 57.6% were derived from customers in Asia and 24.6% were derived from customers in Europe.  In 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe.  In 2005, approximately 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe.  In 2004, approximately 69.1% of our revenues were derived from customers outside of the United States, of which 59.6% were derived from customers in Asia and 9.5% were derived from customers in Europe. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

        Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $48.4 million for the three month periods ended March 31, 2007, compared to $31.8 million for the three month periods ended March 31, 2006, representing an increase of 51.8%.

        The following table lists the different sources of our revenue:

	Three Months Ended
	March 31,
	2007		2006
Revenue Type
Systems:
Metrology	$ 11,127	23%	$ 13,843	43%
Inspection	24,891	51%	11,005	35%
Parts	3,380	7%	4,003	12%
Services	3,355	7%	2,471	8%
Software licensing	5,603	12%	526	2%
Total	$ 48,356	100%	$ 31,848	100%

         The year-over-year increase in systems revenue for the three month periods ended March 31, 2007 and 2006 reflects an increase in inspection systems revenues of $13.9 million offset by a decrease in metrology systems revenue of $2.7 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 24% of total revenues for the three month period ended March 31, 2007 compared to 41% of total revenues for the three month period ended March 31, 2006.  The year-over-year increase in total parts and services revenue for the three month period ended March 31, 2007 and 2006 is primarily due to customers continuing to spend more on repair and maintenance of their existing equipment. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year increase in software licensing revenues is primarily due to the sale of certain technology rights to Tokyo Electron.

        Deferred revenues of $7.9 million are recorded in other current liabilities at March 31, 2007 and primarily consist of $2.0 million for licensing agreements, $4.8 million for deferred maintenance agreements and $1.1 million for systems awaiting acceptance and outstanding deliverables.

        Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $26.3 million for the three month period ended March 31, 2007, compared to $9.2 million for the three month period ended March 31, 2006.  Our gross profit represented 54.3% of our revenues for the three month period ended March 31, 2007 and 29.0% and of our revenues for the same period in the prior year.  The increase in gross profit as a percentage of revenue for the three month period ended March 31, 2007, compared to the three month period ended March 31, 2006 is primarily due to higher systems sales volume in 2007, the transfer of certain technology rights to Tokyo Electron and higher charges to cost of goods sold in the 2006 period including a $2.5 million charge for the sale of inventory written-up to fair value upon merger,$2.4 million in charges related to duplicative inventory and $0.9 million for charges related to slow moving inventory.  We anticipate our  gross profit will be approximately 53-54% of revenues for the three month period ending June 30, 2007.

        Research and Development.  Our research and development expense was $8.7 million for the three month period ended March 31, 2007, compared to $5.7 million for the same period in the prior year.  Research and development expense represented 17.9% of our revenues for the three month period ended March 31, 2007, compared to 18.0% of revenues for the same period in the prior year.   The year-over-year dollar increase for the three month period ended March 31, 2007 and 2006 in research and development expenses primarily reflects the engineering team from the August Technology merger being included for the full quarter ended March 31, 2007, increased compensation costs and the write-off of $0.5 million for certain software project costs.  We anticipate research and development expense will be approximately 16-17% of revenues for the three month period ending June 30, 2007.

        Selling, General and Administrative.    Our selling, general and administrative expense was $8.8 million for the three month period ended March 31, 2007, compared to $6.6 million for the same periods in the prior year.  Selling, general and administrative expense represented 18.1% of our revenues for the three month period ended March 31, 2007 compared to 20.1% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three month periods ended March 31, 2007 and 2006 in selling, general and administrative expense was primarily due to administrative costs associated with the merged activities of August Technology being included for the full quarter ended March 31, 2007 and increased compensation costs.  We currently anticipate that selling, general and administrative expenses will represent approximately 18-20% of revenue for the three month period ending June 30, 2007.

        Interest income and other, net.    Interest income and other, net was $1.0 million for the three month period ended March 31, 2007, compared to $0.7 million for the same periods in the prior year.  Interest income and other, net consisted primarily of interest income and realized gains and losses on sales of marketable securities.  The year-over-year increase in interest income and other, net was primarily attributable to a higher average cash and marketable securities balance and higher interest rates.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $3.1 million for the three month period ended March 31, 2007 compared to an income tax benefit of $1.2 million for the same period in the prior year.  Our effective tax rate for the three month period ended March 31, 2007 is 36%, compared to (9)% in the prior year period.  Our effective tax rate differs from the statutory rate of 35% primarily as a function of state income taxes offset by benefits realized from research and development tax credits, the domestic manufacturing production deduction, and tax exempt interest.  In addition, in the 2006 period, our effective tax rate was impacted by the non-deductibility of the $9.9 million IPRD charge for tax purposes.

Liquidity and Capital Resources

        At March 31, 2007, we had $107.1 million of cash, cash equivalents and marketable securities and $212.2 million in working capital.  At December 31, 2006, we had $106.2 million of cash, cash equivalents and marketable securities and $200.4 million in working capital.

        Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.  However, for the three months ended March 31, 2007, as our revenues declined our change in inventories represented a use of cash. This was primarily due to increasing inventory related to new products, the slow down in the back-end of the inspection business and prior tool shipments awaiting acceptance.

        Operating activities provided $0.9 million in cash and cash equivalents for the three month period ended March 31, 2007.  The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2007 was primarily a result of net income, adjusted to exclude the effect of non-cash charges, of $8.6 million and a decrease in accounts receivable of $2.2 million, partially offset by a decrease in deferred revenue of $4.0 million and an increase in inventories of $5.3 million.  The net cash and cash equivalents used for operating activities during the three month period ended March 31, 2006 of $5.1 million was primarily a result of an increase in account receivable of $8.6 million and an increase in inventories of $1.6 million, partially offset by the net loss, adjusted to exclude the effect of non-cash charges, of $3.7 million.

        Net cash and cash equivalents used for investing activities during the three month period ended March 31, 2007 of $18.6 million was due to purchases of marketable securities of $24.6 million, capital expenditures of $0.5 million and costs incurred for capitalized software of $0.4 million, offset by proceeds from sales of marketable securities of $6.8 million.  Net cash and cash equivalents  provided by investing activities during the three month period ended March 31, 2006 of $4.8 million was primarily due to proceeds from sales of marketable securities of $23.1 million, offset by purchases of marketable securities of $6.4 million, acquisition costs for the August Technology merger of $9.1 million net of cash acquired of $29.9 million, capital expenditures of $2.3 million and costs incurred for capitalized software of $0.5 million.

        Net cash and cash equivalents provided by financing activities for the three month periods ended March 31, 2007 of $0.8 million was due to proceeds received and tax benefit for sales of shares through share-based compensation plans.  Net cash and cash equivalents provided by financing activities for the three month period ended March 31, 2006 of $1.4 million was a result of proceeds received and tax benefit for sales of shares through share-based compensation plans.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

       We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of March 31, 2007, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.1 million decrease in the fair value of our available for sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of March 31, 2007, we had fourteen forward contracts outstanding with a total notional contract value of $4.7 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

      A discussion regarding pending legal proceedings is included in Part 1, Item 3, "Legal Proceedings," included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.    Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2006, except as set forth below:

Our largest customers account for a significant portion of our revenues, and our revenues and cash flows would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2004, 2005,  2006 and the three month ended March 31, 2007, sales to customers that individually represented at least five percent of our revenues accounted for, in the aggregate, 53.4%, 62.6%, 40.9% and 44.6% of our revenues.  In 2004, 2005, 2006 and the three month ended March 31, 2007, sales to Intel Corporation, a key customer, accounted for 23.2%, 20.3%, 14.0% and 12.3% of our revenues, respectively.  Sales to Samsung and Tokyo Electron Limited during the three months ended March 31, 2007 were 10.9% and 10.3% of revenues, respectively.  We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues and cash flows would significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States

        In 2004, 2005, 2006 and the three months ended March 31, 2007, 69.1%, 77.5%, 70.6% and 82.2%, respectively, of our revenue was derived from sales in foreign countries, including certain countries in Asia, such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. Consequently, there is a risk that Rudolph may be unable to adequately protect its proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 59.6%, 56.3%, 59.9% and 57.6% of our revenues in 2004, 2005, 2006 and the three months ended March 31, 2007, respectively. Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past. We expect that political or economic instability in the Asian markets we service could adversely affect our results of operations and cash flows in future periods.

Our significant level of international sales subjects us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 69.1%, 77.5% , 70.6% and 82.2%, respectively, of our revenues in 2004, 2005, 2006 and the three months ended March 31, 2007. We anticipate that international sales will account for a significant portion of our revenue during at least the next five years. Due to the significant level of our international sales, we are subject to a number of material risks, including:

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

                                                                                                        Rudolph Technologies, Inc.

Date: May 10, 2007                                                                                     By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: May 10, 2007                                                                                      By:   /s/ Steven R. Roth
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

May 10, 2007

Rudolph Technologies, Inc.
One Rudolph Road
Flanders, NJ 07836

Re: Registration Statement Nos. 333-132283 and 333-129773 on Form S-8 and No. 333-54860 on Form S-3 of Rudolph Technologies, Inc.

With respect to the subject registration statements, we acknowledge our awareness of the incorporation by reference therein of our report dated May 10, 2007, which is included in your Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, related to our review of interim financial information as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006.

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

Date:  May 10, 2007

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

Date: May 10, 2007

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: May 10, 2007                                                                                     By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: May 10, 2007                                                                                   By:   /s/ Steven R. Roth
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