Form 10-Q
period 2007-06-30
RUDOLPH TECHNOLOGIES INC
filed 2007-08-07
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: June 30, 2007

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

        The number of outstanding shares of the Registrant's Common Stock on July 31, 2007 was 29,149,795.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$ 64,125	$ 72,479
Marketable securities	51,648	33,714
Accounts receivable, net	60,145	65,373
Inventories	60,615	55,433
Prepaid expenses and other current assets	9,769	9,745
Total current assets	246,302	236,744
Property, plant and equipment, net	16,087	16,882
Goodwill	145,005	145,176
Identifiable intangible assets, net	35,163	37,401
Other assets	4,032	4,283
Total assets	$ 446,589	$ 440,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 13,084	$ 18,966
Other current liabilities	12,785	17,338
Total current liabilities	25,869	36,304
Non-current liabilities	13,802	11,306
Total liabilities	39,671	47,610

Commitments and contingencies

Stockholders' equity:
Common stock	29	29
Additional paid-in capital	363,947	361,128
Accumulated other comprehensive loss	(990)	(1,178)
Retained earnings	43,932	32,897
Total stockholders' equity	406,918	392,876
Total liabilities and stockholders' equity	$ 446,589	$ 440,486

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$ 47,730	$ 56,692	$ 96,086	$ 88,540
Cost of revenues	22,880	27,001	44,986	49,600
Gross profit	24,850	29,691	51,100	38,940
Operating expenses:
Research and development	8,137	7,903	16,814	13,645
In-process research and development	-	-	-	9,900
Selling, general and administrative	8,764	8,468	17,539	15,022
Amortization	1,123	1,125	2,249	1,797
Total operating expenses	18,024	17,496	36,602	40,364
Operating income (loss)	6,826	12,195	14,498	(1,424)
Interest income and other, net	923	801	1,956	1,513
Income before income taxes	7,749	12,996	16,454	89
Provision for income taxes	2,298	5,005	5,439	3,844
Net income (loss)	$ 5,451	$ 7,991	$ 11,015	$ (3,755)
Earnings (loss) per share:
Basic	$ 0.19	$ 0.28	$ 0.38	$ (0.15)
Diluted	$ 0.19	$ 0.28	$ 0.38	$ (0.15)
Weighted average shares outstanding:
Basic	29,108	28,638	29,071	25,620
Diluted	29,312	28,943	29,270	25,620

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 11,015	$ (3,755)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Amortization	3,111	1,797
Depreciation	2,367	1,940
In-process research and development	-	9,900
Foreign currency exchange loss	53	95
Net loss on sales of marketable securities	4	128
Share-based compensation	1,568	586
Provision for (recovery of) doubtful accounts and inventory valuation	(11)	3,325
Deferred income taxes	-	263
Decrease (increase) in assets excluding effects of business combinations:
Accounts receivable	5,351	(32,022)
Inventories	(6,488)	(4,903)
Prepaid expenses and other assets	116	(672)
Increase (decrease) in liabilities excluding effects of business combinations:
Accounts payable and accrued liabilities	(5,899)	4,513
Income tax payable	3,270	1,609
Deferred revenue	(5,248)	5,529
Other current liabilities	169	782
Non-current liabilities	(41)	(43)
Net cash and cash equivalents provided by (used in) operating activities	9,337	(10,928)
Cash flows from investing activities:
Purchases of marketable securities	(46,542)	(39,827)
Proceeds from sales of marketable securities	28,761	51,405
Purchases of property, plant and equipment	(543)	(3,860)
Capitalized software	(529)	(831)
Purchase of business, net of cash acquired	-	(11,955)
Net cash and cash equivalents used in investing activities	(18,853)	(5,068)
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	1,119	6,986
Tax benefit for sale of shares through share-based compensation plans	132	856
Net cash and cash equivalents provided by financing activities	1,251	7,842
Effect of exchange rate changes on cash and cash equivalents	(89)	100
Net increase (decrease) in cash and cash equivalents	(8,354)	(8,054)
Cash and cash equivalents at beginning of period	72,479	37,986
Cash and cash equivalents at end of period	$ 64,125	$ 29,932

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month periods ended June 30, 2007 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 2.   Business Combinations

            The merger with August Technology was approved by its shareholders, and the issuance of shares of Rudolph common stock was approved by Rudolph's stockholders, at their respective special meetings held on February 15, 2006. The combined company is known as Rudolph Technologies, Inc. The aggregate purchase price of $246,739, consisting of $37,200 in cash, 11,298 shares of common stock valued at $197,833, the fair value of assumed August Technology options of $6,040 and transaction costs of $5,666.

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
$ 246,739

        The above purchase price has been allocated based on estimates of the fair values of assets acquired and liabilities assumed. With the exception of future tax adjustments related to the merger, the effects of purchase accounting were completed during 2006. The fair value of inventories included a step-up of $3,842, of which $143 and $2,963 was recognized in cost of revenues for the six months ended June 30, 2007 and June 30, 2006, respectively.  At the merger date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $173 for these activities during the year ended December 31, 2006.

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Revenues	$ 56,692	$ 101,064
Net income	$ 8,296	$ 8,602
Earnings per share:
Basic	$ 0.29	$ 0.30
Diluted	$ 0.29	$ 0.30

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

        The total amount of unrecognized tax benefits as of the date of adoption was $3,660.  Included in the balance of unrecognized tax benefits at January 1, 2007, are $1,467 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $245 of tax benefits that, if recognized, would result in a decrease to goodwill recorded in business combinations, and $1,948 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and non-current receivables. As of June 30, 2007, the total amount of unrecognized tax benefits is $4,289, of which $1,834 would impact the effective tax rate if recognized. Additional adjustments to goodwill arising from the August merger may be recorded as accounting for pre-acquisition tax positions is finalized. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in the Company's unrecognized tax benefits.

        The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest to $92.

        The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company has not been contacted by the Internal Revenue Service for examination of income tax returns for open periods, December 31, 2003 through December 31, 2006. The Company has also not been contacted by any U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2002.

NOTE 4.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss".  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net".  Net realized losses on available-for-sale securities were $1 and  $4 for the three and six months ended June 30, 2007, respectively.  Net realized losses on available-for-sale securities were $11 and  $128 for the three and six months ended June 30, 2006.  Gross unrealized gains on available-for-sale securities were $0 and $3 as of June 30, 2007 and December 31, 2006, respectively.  Gross unrealized losses on available-for-sale securities were $272 and $278 as of June 30, 2007 and December 31, 2006, respectively.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

NOTE 5.    Derivative Instruments and Hedging Activities

        The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2007 and December 31, 2006, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

        The dollar equivalent of the US dollar forward contracts and related fair values were as follows:

	June 30, 2007	December 31, 2006
Notional amount	$ 5,027	$ 6,439
Fair value of asset	$ 234	$ 144

NOTE 6.    Identifiable Intangible Assets

        Identifiable intangible assets as of  June 30, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 37,991	$ 9,497	$ 28,494
Customer relationships	4,400	673	3,727
Trade names	3,400	458	2,942
Total identifiable intangible assets	$ 45,791	$ 10,628	$ 35,163

        Identifiable intangible assets as of December 31, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 37,991	$ 7,669	$ 30,322
Customer relationships	4,400	429	3,971
Trade names	3,400	292	3,108
Total identifiable intangible assets	$ 45,791	$ 8,390	$ 37,401

      Intangible asset amortization expense for the three and six months ended June 30, 2007 was $1,119 and $2,238, respectively.  For the three and six months ended June 30, 2006, intangible asset amortization expense was $1,119 and $1,789, respectively.  Estimated amortization expense  for the remainder of 2007 amounts to $2,238 and in each of the next five years amounts to $4,442 for 2008, $4,102 for 2009, $4,085 for 2010, $4,085 for 2011 and $4,085 for 2012.

NOTE 7.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $68 and $299 as of June 30, 2007 and December 31, 2006, respectively.

NOTE 8.    Inventories
	June 30,	December 31,
	2007	2006
Materials	$ 38,646	$ 33,347
Work-in-process	13,725	12,687
Finished goods	8,244	9,399
Total inventories	$ 60,615	$ 55,433

NOTE 9.   Property, Plant and Equipment
	June 30,	December 31,
	2007	2006
Land and building	$ 5,180	$ 5,180
Machinery and equipment	10,226	9,471
Furniture and fixtures	2,403	2,425
Computer equipment	6,190	5,207
Leasehold improvements	5,756	5,945
	29,755	28,228
Accumulated depreciation	(13,668)	(11,346)
Net property, plant and equipment	$ 16,087	$ 16,882

NOTE 10.   Commitments and Contingencies

 Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Six Months Ended June 30,
	2007	2006
Balance, beginning of the period	$ 2,171	$ 1,234
Accruals	1,605	1,191
Warranty liability assumed in merger	-	1,244
Settlements	(1,442)	(1,094)
Balance, end of the period	$ 2,334	$ 2,575

NOTE 11.   Share-Based Compensation

Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the six month period ended June 30, 2007 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	336	$ 16.68
Granted	372	$ 16.09
Vested	(66)	$ 15.85
Forfeited	(1)	$ 16.51
Nonvested at June 30, 2007	641	$ 16.42

        As of June 30, 2007 and December 31, 2006, there was $8,427 and $2,808 of total unrecognized compensation cost related to restricted stock units granted under the plans, respectively.  That cost is expected to be recognized over a weighted average period of 4.0 years and 3.6 years for the respective periods.

        The Company is required to estimate the expected forfeiture rate of its share grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company's estimate, its share-based compensation expense could be materially different.  During the six months ended June 30, 2007, the Company revised its estimate of the expected forfeiture rate of its share grants from 15% to a range of 3-5%.

NOTE 12.   Interest Income and Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$ 924	$ 809	$ 1,960	$ 1,633
Realized losses on sales of marketable securities, net	(1)	(11)	(4)	(128)
Rental income	-	3	-	8
Total interest income and other, net	$ 923	$ 801	$ 1,956	$ 1,513

NOTE 13.   Comprehensive Income (Loss)

        The difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$ 5,451	$ 7,991	$ 11,015	$ (3,755)
Change in net unrealized gains (losses) on investments, net of tax	(62)	(47)	2	(98)
Change in currency translation adjustments	82	(713)	186	(623)
Total comprehensive income (loss)	$ 5,471	$ 7,231	$ 11,203	$ (4,476)
NOTE 14.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options and restricted stock units for the 2007 and 2006 periods.  During the three and six months ended June 30, 2007, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  During the three and six months ended June 30, 2007, there were restricted stock units which were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.  For the three and six months ended June 30, 2007,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 1,542 and 1,746.   For the three months ended June 30, 2006,  the weighted average number of stock options excluded from the computation of diluted earnings per share was 1,815.  For the six month period ended June 30, 2006, all outstanding stock options and restricted stock units totaling 3,625, were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$ 5,451	$ 7,991	$ 11,015	$ (3,755)
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	29,108	28,638	29,071	25,620
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	204	305	199	-
Diluted earnings (loss) per share - weighted average shares outstanding	29,312	28,943	29,270	25,620
Earnings (loss) per share:
Basic	$ 0.19	$ 0.28	$ 0.38	$ (0.15)
Diluted	$ 0.19	$ 0.28	$ 0.38	$ (0.15)

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

The following table lists the different sources of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Revenue Type:
Systems:
Metrology	$ 12,585	26%	$ 20,344	36%	$ 23,712	25%	$ 34,187	39%
Inspection	25,354	53%	28,845	51%	50,244	52%	39,850	45%
Parts	2,875	6%	3,088	5%	6,255	7%	7,091	8%
Services	3,635	8%	2,978	5%	6,991	7%	5,449	6%
Software licensing	3,281	7%	1,437	3%	8,884	9%	1,963	2%
Total	$ 47,730	100%	$ 56,692	100%	$ 96,086	100%	$ 88,540	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
United States	$ 10,471	$ 16,052	$ 19,085	$ 25,404
Asia	30,284	36,605	58,117	53,863
Europe	6,975	4,035	18,884	9,273
Total	$ 47,730	$ 56,692	$ 96,086	$ 88,540

        Customers comprising 10% or more of revenue:

	Six Months Ended
	June 30,
	2007	2006
Customer A	12.0%	14.3%

NOTE 16.   Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board (FASB)  issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115."  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years that begin after November 15, 2007.  The Company is currently evaluating the potential impact of adopting SFAS 159.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rudolph Technologies, Inc. and subsidiaries as of June 30, 2007, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 7, 2007

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

Impact of Recent Accounting Pronouncements

       In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115."  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years that begin after November 15, 2007.  The Company is currently evaluating the potential impact of adopting SFAS 159.

       In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of adopting SFAS 157.

Results of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006

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

        Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 2-5% for 2007. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The six month rolling average North American semiconductor equipment book-to-bill ratio was 0.94 for the month of June 2007, decreasing from the December 2006 book-to-bill ratio of 1.01.

        Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the six month period ended June 30, 2007 and for the years ended December 31, 2004, 2005 and 2006, sales to customers that individually represented at least five percent of our revenues accounted for 42.9%, 53.4%, 62.6%, and 40.9% of our revenues, respectively. For the six month period ended June 30, 2007 and for the years ended December 31, 2004, 2005 and 2006, sales to Intel accounted for 12.0%, 23.2%, 20.3% and 14.0% of our revenues, respectively.

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

       A significant portion of our revenues has been derived from customers outside of the United States.  In the six month period ended June 30, 2007, approximately 80.2% of our revenues were derived from customers outside of the United States, of which 60.5% were derived from customers in Asia and 19.7% were derived from customers in Europe.  In 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe.  In 2005, approximately 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe.  In 2004, approximately 69.1% of our revenues were derived from customers outside of the United States, of which 59.6% were derived from customers in Asia and 9.5% were derived from customers in Europe. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

        Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $47.7 million and $96.1 million for the three and six month periods ended June 30, 2007, compared to $56.7 million and $88.5 million for the three and six month periods ended June 30, 2006, representing an decrease of 15.8% and an increase of 8.5%, respectively.

        The following table lists the different sources of our revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Revenue Type:
Systems:
Metrology	$ 12,585	26%	$ 20,344	36%	$ 23,712	25%	$ 34,187	39%
Inspection	25,354	53%	28,845	51%	50,244	52%	39,850	45%
Parts	2,875	6%	3,088	5%	6,255	7%	7,091	8%
Services	3,635	8%	2,978	5%	6,991	7%	5,449	6%
Software licensing	3,281	7%	1,437	3%	8,884	9%	1,963	2%
Total	$ 47,730	100%	$ 56,692	100%	$ 96,086	100%	$ 88,540	100%

         The year-over-year decrease in systems revenue for the six month periods ended June 30, 2007 and 2006 reflects decrease in metrology systems revenue of $10.5 million offset by an increase in inspection systems revenues of $10.4 million.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 36% and 30% of total revenues for the three and six month periods ended June 30, 2007 compared to 43% and 42% of total revenues for the three and six month periods ended June 30, 2006.  The year-over-year increase in total parts and services revenue for the six month period ended June 30, 2007 and 2006 is primarily due to customers continuing to spend more on repair and maintenance of their existing equipment. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year increase in software licensing revenues is primarily due to the sale of certain technology rights to Tokyo Electron.  Reflecting the current weakness in the industry, the lack of recovery in the back-end semiconductor segment of the market and reductions in capital spending by our top three customers, we anticipate our quarterly revenues to sequentially decline 34-40% for the three month period ending September 30, 2007.

        Deferred revenues of $6.7 million are recorded in other current liabilities at June 30, 2007 and primarily consist of $5.2 million for deferred maintenance agreements and $1.5 million for systems awaiting acceptance and outstanding deliverables.

        Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $24.9 million and $51.1 million for the three and six month periods ended June 30, 2007, compared to $29.7 million and $38.9 million for the three and six month periods ended June 30, 2006.  Our gross profit represented 52.1% and 53.2% of our revenues for the three and six months period ended June 30, 2007 and 52.4% and 44.0% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the six month period ended June 30, 2007, compared to the six month period ended June 30, 2006 is primarily due to higher systems sales volume in 2007, the transfer of certain technology rights to Tokyo Electron and higher charges to cost of goods sold in the 2006 period including a $3.0 million charge for the sale of inventory written-up to fair value upon merger, $2.4 million in charges related to duplicative inventory and $0.9 million for charges related to slow moving inventory.  We anticipate our  gross profit will be approximately 48-50% of revenues for the three month period ending September 30, 2007.

        Research and Development.  Our research and development expense was $8.1 million and $16.8 for the three and six month periods ended June 30, 2007, compared to $7.9 million and $13.6 million for the same periods in the prior year.  Research and development expense represented 17.0% and 17.5% of our revenues for the three and six month periods ended June 30, 2007, compared to 13.9% and 15.4% of revenues for the same periods in the prior year.   The year-over-year dollar increase for the six month period ended June 30, 2007 and 2006 in research and development expenses primarily reflects the engineering team from the August Technology merger being included for the full six months ended June 30, 2007, increased compensation costs and the write-off of $0.5 million for certain software project costs.  We anticipate research and development expense will be approximately 20-22% of revenues for the three month period ending September 30, 2007.

        Selling, General and Administrative.    Our selling, general and administrative expense was $8.8 million and $17.5 million for the three and six month periods ended June 30, 2007, compared to $8.5 million and $15.0 million for the same periods in the prior year.  Selling, general and administrative expense represented 18.4% and 18.3% of our revenues for the three and six month periods ended June 30, 2007 compared to 14.9% and 17.0% of our revenues for the same periods in the prior year.  The year-over-year dollar increase for the six month periods ended June 30, 2007 and 2006 in selling, general and administrative expense was primarily due to administrative costs associated with the merged activities of August Technology being included for the full six months ended June 30, 2007 and increased compensation costs.  We currently anticipate that selling, general and administrative expenses will represent approximately 27-29% of revenue for the three month period ending September 30, 2007.

        Interest income and other, net.    Interest income and other, net was $0.9 million and $2.0 million for the three and six month periods ended June 30, 2007, compared to $0.8 million and $1.5 million for the same periods in the prior year.  Interest income and other, net consisted primarily of interest income and realized gains and losses on sales of marketable securities.  The year-over-year increase in interest income and other, net was primarily attributable to a higher average cash and marketable securities balance and higher interest rates.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax expense was $2.3 million and $5.4 for the three and six month periods ended June 30, 2007 compared to an income tax expense of $5.0 million and $3.8 million for the same periods in the prior year.  Our effective tax rate for the six month period ended June 30, 2007 is 33.1%.  Our effective tax rate differs from the statutory rate of 35.0% primarily as a function of state income taxes offset by benefits from research and development tax credits, the domestic manufacturing production deduction, and tax exempt interest.  In addition, in the 2006 period, our effective tax rate was impacted by the non-deductibility of the $9.9 million IPRD charge for tax purposes.

Liquidity and Capital Resources

        At June 30, 2007, we had $115.8 million of cash, cash equivalents and marketable securities and $220.4 million in working capital.  At December 31, 2006, we had $106.2 million of cash, cash equivalents and marketable securities and $200.4 million in working capital.

        Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.  However, for the six months ended June 30, 2007, as our revenues declined our change in inventories represented a use of cash.  This was primarily due to increasing inventory related to new products, the slow down in the back-end of the inspection business and prior tool shipments awaiting acceptance.

        Operating activities provided $9.3 million in cash and cash equivalents for the six month period ended June 30, 2007.  The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2007 was primarily a result of net income, adjusted to exclude the effect of non-cash charges, of $18.1 million, a decrease in accounts receivable of $5.4 million and an increase in income taxes payable of $3.3 million, partially offset by an increase in inventories of $6.5 million, a decrease in deferred revenue of $5.2 million and a decrease in accounts payable and accrued liabilities of $5.9 million.  The net cash and cash equivalents used for operating activities during the six month period ended June 30, 2006 of $10.9 million was primarily a result of an increase in account receivable of $32.0 million and an increase in inventories of $4.9 million, partially offset by the net loss, adjusted to exclude the effect of non-cash charges, which generated cash of $14.3 million.

        Net cash and cash equivalents used for investing activities during the six month period ended June 30, 2007 of $18.9 million was due to purchases of marketable securities of $46.5 million, capital expenditures of $0.5 million and costs incurred for capitalized software of $0.5 million, offset by proceeds from sales of marketable securities of $28.7 million.  Net cash and cash equivalents  used in investing activities during the six month period ended June 30, 2006 of $5.1 million was primarily due to purchases of marketable securities of $39.8 million, acquisition costs for the August Technology merger of $12.0 million net of cash acquired, capital expenditures of $3.9 million and costs incurred for capitalized software of $0.8 million, offset by proceeds from sales of marketable securities of $51.4 million.

        Net cash and cash equivalents provided by financing activities for the six month periods ended June 30, 2007 of $1.3 million was due to proceeds received and tax benefit for sales of shares through share-based compensation plans.  Net cash and cash equivalents provided by financing activities for the six month period ended June 30, 2006 of $7.8 million was a result of proceeds received and tax benefit for sales of shares through share-based compensation plans.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

       We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of June 30, 2007, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.1 million decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of June 30, 2007, we had thirteen forward contracts outstanding with a total notional contract value of $5.0 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2006, except as set forth below:

Our largest customers account for a significant portion of our revenues, and our revenues and cash flows would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2004, 2005,  2006 and the six month ended June 30, 2007, sales to customers that individually represented at least five percent of our revenues accounted for, in the aggregate, 53.4%, 62.6%, 40.9% and 42.9% of our revenues.  In 2004, 2005, 2006 and the six month ended June 30, 2007, sales to Intel Corporation, a key customer, accounted for 23.2%, 20.3%, 14.0% and 12.0% of our revenues, respectively.  We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues and cash flows would significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States

        In 2004, 2005, 2006 and the six months ended June 30, 2007, 69.1%, 77.5%, 70.6% and 80.2%, respectively, of our revenue was derived from sales in foreign countries, including certain countries in Asia, such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. Consequently, there is a risk that Rudolph may be unable to adequately protect its proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 59.6%, 56.3%, 59.9% and 60.5% of our revenues in 2004, 2005, 2006 and the six months ended June 30, 2007, respectively. Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past. We expect that political or economic instability in the Asian markets we service could adversely affect our results of operations and cash flows in future periods.

Our significant level of international sales subjects us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 69.1%, 77.5% , 70.6% and 80.2%, respectively, of our revenues in 2004, 2005, 2006 and the six months ended June 30, 2007. We anticipate that international sales will account for a significant portion of our revenue during at least the next five years. Due to the significant level of our international sales, we are subject to a number of material risks, including:

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

Item 4.   Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on May 24, 2007.  Out of 29,083,478 shares of Common Stock entitled to vote at such meeting, there were  present in person or by proxy 26,786,317 shares.  At the Annual Meeting the stockholders of Rudolph Technologies, Inc. approved the following matters.

                 An election of directors was held with the following individuals being elected to the Board of Directors:

                       Daniel H. Berry, 26,658,374 votes cast for and 127,943 votes withheld;
                       Thomas G. Greig, 26,657,074 votes cast for and 129,243 votes withheld; and
                       Richard F. Spanier, 18,271,917 votes cast for and 8,514,400 votes withheld.

        The following is a list of our directors who did not stand for election at such Annual Meeting: Paul Craig, Jeff L. O'Dell, Carl E. Ring, Jr., Aubrey Tobey, John R. Whitten and Michael W. Wright.

                 Proposal II submitted to a vote of stockholders at the meeting was to ratify the appointment of KPMG LLP as
                 independent registered public accountants of the Company for the year ending December 31, 2007.   Votes cast
                 were as follows:

                        26,618,217 votes cast for, 144,744 votes cast against and 23,355 votes abstained.

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
                   February 15, 2006, No. 000-27965).

3.4              Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on
                   August 1, 2007, No. 000-27965).

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

                                                                                                        Rudolph Technologies, Inc.

Date: August 7, 2007                                                                                     By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: August 7, 2007                                                                                      By:   /s/ Steven R. Roth
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
                   February 15, 2006, No. 000-27965).

3.4              Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on
                   August 1, 2007, No. 000-27965).

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

August 7, 2007

Rudolph Technologies, Inc.
One Rudolph Road
Flanders, NJ 07836

Re: Registration Statement Nos. 333-132283 and 333-129773 on Form S-8 and No. 333-54860 on Form S-3 of Rudolph Technologies, Inc.

With respect to the subject registration statements, we acknowledge our awareness of the incorporation by reference therein of our report dated August 7, 2007, which is included in your Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, related to our review of interim financial information as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006.

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

Date:  August 7, 2007

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

Date: August 7, 2007

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: August 7, 2007                                                                                     By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: August 7, 2007                                                                                   By:   /s/ Steven R. Roth
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