Form 10-Q
period 2007-09-30
RUDOLPH TECHNOLOGIES INC
filed 2007-11-08
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: September 30, 2007

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

        The number of outstanding shares of the Registrant's Common Stock on October 26, 2007 was 29,164,140.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2007 (unaudited)	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$ 98,780	$ 72,479
Marketable securities	22,362	33,714
Accounts receivable, net	51,674	65,373
Inventories	61,056	55,433
Prepaid expenses and other current assets	11,288	9,745
Total current assets	245,160	236,744
Property, plant and equipment, net	15,777	16,882
Goodwill	145,005	145,176
Identifiable intangible assets, net	34,043	37,401
Other assets	4,082	4,283
Total assets	$ 444,067	$ 440,486

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 10,470	$ 18,464
Other current liabilities	9,181	17,338
Total current liabilities	19,651	35,802
Non-current liabilities	14,658	11,808
Total liabilities	34,309	47,610

Commitments and contingencies

Stockholders' equity:
Common stock	29	29
Additional paid-in capital	364,799	361,128
Accumulated other comprehensive loss	(390)	(1,178)
Retained earnings	45,320	32,897
Total stockholders' equity	409,758	392,876
Total liabilities and stockholders' equity	$ 444,067	$ 440,486

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$ 31,461	$ 58,166	$ 127,547	$ 146,706
Cost of revenues	15,921	27,599	60,907	77,199
Gross profit	15,540	30,567	66,640	69,507
Operating expenses:
Research and development	6,505	8,146	23,319	21,791
In-process research and development	-	-	-	9,900
Selling, general and administrative	7,791	8,712	25,330	23,734
Amortization	1,119	1,126	3,368	2,923
Total operating expenses	15,415	17,984	52,017	58,348
Operating income	125	12,583	14,623	11,159
Interest income and other, net	1,078	769	3,034	2,282
Income before income taxes	1,203	13,352	17,657	13,441
Provision (benefit) for income taxes	(185)	5,281	5,254	9,125
Net income	$ 1,388	$ 8,071	$ 12,403	$ 4,316
Earnings per share:
Basic	$ 0.05	$ 0.28	$ 0.43	$ 0.16
Diluted	$ 0.05	$ 0.28	$ 0.42	$ 0.16
Weighted average shares outstanding:
Basic	29,152	28,849	29,099	26,708
Diluted	29,250	29,119	29,265	26,976

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$ 12,403	$ 4,316
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization	4,406	3,018
Depreciation	3,497	3,101
In-process research and development	-	9,900
Foreign currency exchange loss	48	38
Net loss on sales of marketable securities	-	159
Share-based compensation	2,286	1,044
Provision for doubtful accounts and inventory valuation	287	3,957
Deferred income taxes	-	263
Decrease (increase) in assets excluding effects of business combinations:
Accounts receivable	14,054	(24,602)
Inventories	(7,550)	(7,530)
Income tax receivable	(629)	-
Prepaid expenses and other assets	(84)	205
Increase (decrease) in liabilities excluding effects of business combinations:
Accounts payable and accrued liabilities	(8,030)	3,614
Income tax payable	(626)	5,685
Deferred revenue	(5,579)	4,085
Other current liabilities	(618)	1,241
Non-current liabilities	558	(110)
Net cash and cash equivalents provided by operating activities	14,423	8,604
Cash flows from investing activities:
Purchases of marketable securities	(62,783)	(59,611)
Proceeds from sales of marketable securities	74,396	81,091
Purchases of property, plant and equipment	(725)	(5,242)
Capitalized software	(596)	(1,543)
Purchase of business, net of cash acquired	-	(12,071)
Net cash and cash equivalents provided by investing activities	10,292	2,624
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	1,235	7,651
Tax benefit for sale of shares through share-based compensation plans	150	986
Net cash and cash equivalents provided by financing activities	1,385	8,637
Effect of exchange rate changes on cash and cash equivalents	201	27
Net increase in cash and cash equivalents	26,301	19,892
Cash and cash equivalents at beginning of period	72,479	37,986
Cash and cash equivalents at end of period	$ 98,780	$ 57,878

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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
$ 246,739

        The above purchase price has been allocated based on estimates of the fair values of assets acquired and liabilities assumed. With the exception of future tax adjustments related to the merger, the effects of purchase accounting were completed during 2006. The fair value of inventories included a step-up of $3,842, of which $143 and $3,356 was recognized in cost of revenues for the nine months ended September 30, 2007 and September 30, 2006, respectively.  At the merger date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $173 for these activities during the year ended December 31, 2006.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Revenues	$ 58,166	$ 159,230
Net income	$ 8,308	$ 16,910
Earnings per share:
Basic	$ 0.29	$ 0.59
Diluted	$ 0.29	$ 0.58

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

        The total amount of unrecognized tax benefits as of the date of adoption was $3,660.  Included in the balance of unrecognized tax benefits at January 1, 2007, are $1,467 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $245 of tax benefits that, if recognized, would result in a decrease to goodwill recorded in business combinations, and $1,948 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and non-current receivables. As of September 30, 2007, the total amount of unrecognized tax benefits is $4,505, of which $1,789 would impact the effective tax rate if recognized. Additional adjustments to goodwill arising from the August merger may be recorded as accounting for pre-acquisition tax positions is finalized. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in the Company's unrecognized tax benefits.

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

        The Company's effective tax rate for the nine month period ended September 30, 2007 is 29.8%.  Its effective tax rate differs from the statutory rate of 35.0% primarily as a function of state income taxes offset by benefits from research and development tax credits, the domestic manufacturing production deduction, and tax exempt interest.  In addition, the 2007 tax rate is lower due to a $250 adjustment recorded in the third quarter of 2007 to recognize the reconciliation of the Company's 2006 federal tax return and tax accounts and the reduction of unrecognized tax benefits of $153 as a result of a lapse of the applicable statute of limitations.

NOTE 4.   Marketable Securities

        The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss".  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net".  Net realized gains on available-for-sale securities were $4 and  $0 for the three and nine months ended September 30, 2007, respectively.  Net realized losses on available-for-sale securities were $31 and  $159 for the three and nine months ended September 30, 2006.  Gross unrealized gains on available-for-sale securities were $1 and $3 as of September 30, 2007 and December 31, 2006, respectively.  Gross unrealized losses on available-for-sale securities were $124 and $278 as of September 30, 2007 and December 31, 2006, respectively.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

NOTE 5.    Derivative Instruments and Hedging Activities

        The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2007 and December 31, 2006, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

        The dollar equivalent of the US dollar forward contracts and related fair values were as follows:

	September 30, 2007	December 31, 2006
Notional amount	$ 4,384	$ 6,439
Fair value of asset (liability)	$ (113)	$ 144

NOTE 6.    Identifiable Intangible Assets

        Identifiable intangible assets as of  September 30, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 37,991	$ 10,412	$ 27,579
Customer relationships	4,400	794	3,606
Trade names	3,400	542	2,858
Total identifiable intangible assets	$ 45,791	$ 11,748	$ 34,043

        Identifiable intangible assets as of December 31, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 37,991	$ 7,669	$ 30,322
Customer relationships	4,400	429	3,971
Trade names	3,400	292	3,108
Total identifiable intangible assets	$ 45,791	$ 8,390	$ 37,401

      Intangible asset amortization expense for the three and nine months ended September 30, 2007 was $1,120 and $3,358, respectively.  For the three and nine months ended September 30, 2006, intangible asset amortization expense was $1,119 and $2,908, respectively.  Estimated amortization expense  for the remainder of 2007 amounts to $1,118 and in each of the next five years amounts to $4,442 for 2008, $4,102 for 2009, $4,085 for 2010, $4,085 for 2011 and $4,085 for 2012.

NOTE 7.   Accounts Receivable

        Accounts receivable are net of the allowance for doubtful accounts of $93 and $299 as of September 30, 2007 and December 31, 2006, respectively.

NOTE 8.    Inventories
	September 30,	December 31,
	2007	2006
Materials	$ 36,185	$ 33,347
Work-in-process	14,423	12,687
Finished goods	10,448	9,399
Total inventories	$ 61,056	$ 55,433

NOTE 9.   Property, Plant and Equipment
	September 30,	December 31,
	2007	2006
Land and building	$ 5,180	$ 5,180
Machinery and equipment	10,890	9,471
Furniture and fixtures	2,687	2,425
Computer equipment	6,041	5,207
Leasehold improvements	5,785	5,945
	30,583	28,228
Accumulated depreciation	(14,806)	(11,346)
Net property, plant and equipment	$ 15,777	$ 16,882

NOTE 10.   Commitments and Contingencies

 Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Nine Months Ended September 30,
	2007	2006
Balance, beginning of the period	$ 2,171	$ 1,234
Accruals	2,140	1,684
Warranty liability assumed in merger	-	1,244
Settlements	(2,230)	(1,773)
Balance, end of the period	$ 2,081	$ 2,389

NOTE 11.   Share-Based Compensation

Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the nine month period ended September 30, 2007 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	336	$ 16.68
Granted	416	$ 16.07
Vested	(81)	$ 15.73
Forfeited	(30)	$ 16.24
Nonvested at September 30, 2007	641	$ 16.42

        As of September 30, 2007 and December 31, 2006, there was $8,409 and $2,808 of total unrecognized compensation cost related to restricted stock units granted under the plans, respectively.  That cost is expected to be recognized over a weighted average period of 3.8 years and 3.6 years for the respective periods.

        The Company is required to estimate the expected forfeiture rate of its share grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from the Company's estimate, its share-based compensation expense could be materially different.  During the nine months ended September 30, 2007, the Company revised its estimate of the expected forfeiture rate of its share grants from 15% to a range of 3-5%.

NOTE 12.   Interest Income and Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income	$ 1,074	$ 800	$ 3,034	$ 2,433
Realized gains (losses) on sales of marketable securities, net	4	(31)	-	(159)
Rental income	-	-	-	8
Total interest income and other, net	$ 1,078	$ 769	$ 3,034	$ 2,282

NOTE 13.   Comprehensive Income

        The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gains on investments.

        The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$ 1,388	$ 8,071	$ 12,403	$ 4,316
Change in net unrealized gains on investments, net of tax	150	234	152	136
Change in currency translation adjustments	450	371	636	(252)
Total comprehensive income	$ 1,988	$ 8,676	$ 13,191	$ 4,200
NOTE 14.   Earnings Per Share

        Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options and restricted stock units for the 2007 and 2006 periods.  During the three and nine months ended September 30, 2007 and 2006, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  During the three and nine months ended September 30, 2007 and 2006, there were restricted stock units which were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.  For the three and nine months ended September 30, 2007,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 2,848 and 2,113.   For the three and nine months ended September 30, 2006,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 2,108 and 2,150.

        The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$ 1,388	$ 8,071	$ 12,403	$ 4,316
Denominator:
Basic earnings per share - weighted average shares outstanding	29,152	28,849	29,099	26,708
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	98	270	166	268
Diluted earnings per share - weighted average shares outstanding	29,250	29,119	29,265	26,976
Earnings per share:
Basic	$ 0.05	$ 0.28	$ 0.43	$ 0.16
Diluted	$ 0.05	$ 0.28	$ 0.42	$ 0.16

NOTE 15.   Segment Reporting and Geographic Information

         Operating segments are business units that have separate financial information and are separately reviewed by the Company's chief decision maker.  The Company's chief decision maker is the Chief Executive Officer.  The Company and its subsidiaries currently operate in a single reportable segment: the design, development, manufacture, sale and service of process control systems used in semiconductor device manufacturing.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table lists the different sources of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Revenue Type:
Systems:
Metrology	$ 6,754	22%	$ 16,805	28%	$ 30,467	24%	$ 50,992	34%
Inspection	15,963	50%	32,879	57%	66,207	52%	72,729	50%
Parts	3,282	10%	3,684	6%	9,537	7%	10,775	7%
Services	3,540	11%	2,643	5%	10,530	8%	8,092	6%
Software licensing	1,922	7%	2,155	4%	10,806	9%	4,118	3%
Total	$ 31,461	100%	$ 58,166	100%	$ 127,547	100%	$ 146,706	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$ 5,333	$ 15,600	$ 24,418	$ 41,005
Asia	18,808	37,658	76,925	91,521
Europe	7,320	4,908	26,204	14,180
Total	$ 31,461	$ 58,166	$ 127,547	$ 146,706

        Customers comprising 10% or more of revenue:

	Nine Months Ended
	September 30,
	2007	2006
Customer A	12.7%	11.3%

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Rudolph Technologies, Inc. and subsidiaries as of September 30, 2007, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 7, 2007

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

        Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes are included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled “Risk Factors.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2007 and 2006

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

        Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer and cell phone sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 5-10% for 2008. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The nine month rolling average North American semiconductor equipment book-to-bill ratio was 0.81 for the month of  September 2007, decreasing from the December 2006 book-to-bill ratio of 1.01.

        Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine month period ended September 30, 2007 and for the years ended December 31, 2004, 2005 and 2006, sales to customers that individually represented at least five percent of our revenues accounted for 39.8%, 53.4%, 62.6%, and 40.9% of our revenues, respectively. For the nine month period ended September 30, 2007 and for the years ended December 31, 2004, 2005 and 2006, sales to Intel accounted for 12.7%, 23.2%, 20.3% and 14.0% of our revenues, respectively.

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

       A significant portion of our revenues has been derived from customers outside of the United States.  In the nine month period ended September 30, 2007, approximately 80.9% of our revenues were derived from customers outside of the United States, of which 60.3% were derived from customers in Asia and 20.6% were derived from customers in Europe.  In 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe.  In 2005, approximately 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe.  In 2004, approximately 69.1% of our revenues were derived from customers outside of the United States, of which 59.6% were derived from customers in Asia and 9.5% were derived from customers in Europe. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

        Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $31.5 million and $127.5 million for the three and nine month periods ended September 30, 2007, compared to $58.2 million and $146.7 million for the three and nine month periods ended September 30, 2006, representing a decrease of 45.9% and a decrease of 13.1%, respectively.

        The following table lists the different sources of our revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Revenue Type:
Systems:
Metrology	$ 6,754	22%	$ 16,805	28%	$ 30,467	24%	$ 50,992	34%
Inspection	15,963	50%	32,879	57%	66,207	52%	72,729	50%
Parts	3,282	10%	3,684	6%	9,537	7%	10,775	7%
Services	3,540	11%	2,643	5%	10,530	8%	8,092	6%
Software licensing	1,922	7%	2,155	4%	10,806	9%	4,118	3%
Total	$ 31,461	100%	$ 58,166	100%	$ 127,547	100%	$ 146,706	100%

         The year-over-year decrease in systems revenue for the nine month period ended September 30, 2007 compared to the same period in 2006 is due to current weakness in the overall semiconductor industry and reflects a decrease in metrology systems revenue of $20.5 million and a decrease in inspection systems revenues of $6.5 million.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 26% and 29% of total revenues for the three and nine month periods ended September 30, 2007 compared to 22% and 34% of total revenues for the three and nine month periods ended September 30, 2006.  The year-over-year increase in total parts and services revenue for the nine month period ended September 30, 2007 is primarily due to customers continuing to spend more on repair and maintenance of their existing equipment. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year increase in software licensing revenues for the nine month period ended September 30, 2007 is primarily due to the sale of certain technology rights to Tokyo Electron.  Reflecting the emerging recovery in the back-end semiconductor segment of the market, offset by the current weakness in the overall industry and reductions in capital spending by our top three customers, we anticipate our quarterly revenues to be flat to up 10% for the three month period ending December 31, 2007.

        Deferred revenues of $6.3 million are recorded in other current liabilities at September 30, 2007 and primarily consist of $5.3 million for deferred maintenance agreements and $1.0 million for systems awaiting acceptance and outstanding deliverables.

        Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $15.5 million and $66.6 million for the three and nine month periods ended September 30, 2007, compared to $30.6 million and $69.5 million for the three and nine month periods ended September 30, 2006.  Our gross profit represented 49.4% and 52.2% of our revenues for the three and nine months periods ended September 30, 2007 and 52.6% and 47.4% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the nine month period ended September 30, 2007, compared to the nine month period ended September 30, 2006 is primarily due to the transfer of certain technology rights to Tokyo Electron and higher charges to cost of goods sold in the 2006 period including a $3.4 million charge for the sale of inventory written-up to fair value upon merger and $2.4 million in charges related to duplicative inventory.  We anticipate our gross profit will be approximately 48-50% of revenues for the three month period ending December 31, 2007.

        Research and Development.  Our research and development expense was $6.5 million and $23.3 for the three and nine month periods ended September 30, 2007, compared to $8.1 million and $21.8 million for the same periods in the prior year.  Research and development expense represented 20.7% and 18.3% of our revenues for the three and nine month periods ended September 30, 2007, compared to 14.0% and 14.9% of revenues for the same periods in the prior year.   The year-over-year dollar increase in research and development expenses for the nine month period ended September 30, 2007 compared to the same period in 2006 primarily reflects the engineering team from the August Technology merger being included for the full nine months ended September 30, 2007, increased compensation costs and the write-off of $0.5 million for certain software project costs.  We anticipate research and development expense will be approximately 21-23% of revenues for the three month period ending December 31, 2007.

        Selling, General and Administrative.    Our selling, general and administrative expense was $7.8 million and $25.3 million for the three and nine month periods ended September 30, 2007, compared to $8.7 million and $23.7 million for the same periods in the prior year.  Selling, general and administrative expense represented 24.8% and 19.9% of our revenues for the three and nine month periods ended September 30, 2007 compared to 15.0% and 16.2% of our revenues for the same periods in the prior year.  The year-over-year dollar increase in selling, general and administrative expenses for the nine month period ended September 30, 2007 compared to the same period in 2006  was primarily due to administrative costs associated with the merged activities of August Technology being included for the full nine months ended September 30, 2007 and increased compensation costs.  We currently anticipate that selling, general and administrative expenses will represent approximately 22-24% of revenue for the three month period ending December 31, 2007.

        Interest income and other, net.    Interest income and other, net was $1.1 million and $3.0 million for the three and nine month periods ended September 30, 2007, compared to $0.8 million and $2.3 million for the same periods in the prior year.  Interest income and other, net consisted primarily of interest income and realized gains and losses on sales of marketable securities.  The year-over-year increase in interest income and other, net was primarily attributable to higher average cash and marketable securities balance and higher interest rates.

        Income Taxes.    We use the asset and liability method of accounting for income taxes prescribed by SFAS No. 109, "Accounting for Income Taxes."  Income tax benefit was $0.2 million for the three month period ended September 30, 2007 and income tax expense was $5.3 million for the nine month period ended September 30, 2007, compared to an income tax expense of $5.3 million and $9.1 million for the same periods in the prior year.  Our effective tax rate for the nine month period ended September 30, 2007 is 29.8%.  Our effective tax rate differs from the statutory rate of 35.0% primarily as a function of state income taxes offset by benefits from research and development tax credits, the domestic manufacturing production deduction, and tax exempt interest.  The 2007 tax rate is lower due to a $250 adjustment recorded in the third quarter of 2007 to recognize the reconciliation of our 2006 federal tax return and tax accounts and the reduction of unrecognized tax benefits of $153 as a result of a lapse of the applicable statute of limitations.  In addition, in the 2006 period, our effective tax rate was impacted by the non-deductibility of the $9.9 million IPRD charge for tax purposes.

Liquidity and Capital Resources

        At September 30, 2007, we had $121.1 million of cash, cash equivalents and marketable securities and $225.5 million in working capital.  At December 31, 2006, we had $106.2 million of cash, cash equivalents and marketable securities and $200.9 million in working capital.

        Typically during periods of revenue growth, increases in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, decreases in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.  However, for the nine months ended September 30, 2007, as our revenues declined our change in inventories represented a use of cash.  This was primarily due to increasing inventory related to new products, the slow down in the back-end of the inspection business and prior tool shipments awaiting acceptance.

        Operating activities provided $14.4 million in cash and cash equivalents for the nine month period ended September 30, 2007.  The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2007 was primarily a result of net income, adjusted to exclude the effect of non-cash charges, of $22.9 million and a decrease in accounts receivable of $14.1 million, partially offset by a decrease in accounts payable and accrued liabilities of $8.0 million, an increase in inventories of $7.6 million, a decrease in deferred revenue of $5.6 million, an increase in income tax receivable of $0.6 million, and a decrease in income tax payable of $0.6 million.  The net cash provided by operating activities during the nine month period ended September 30, 2006 of $8.6 million was primarily a result of net income, adjusted to exclude the effect of non-cash charges of $25.8 million, an increase in deferred revenue of $4.1 million, an increase in accounts payable and accrued liabilities of $3.6 million, an increase in income tax payable of $5.7 million and an increase in other current liabilities of $1.2 million, partially offset by an increase in accounts receivable of $24.6 million and an increase in inventories of $7.5 million.

        Net cash and cash equivalents provided by investing activities during the nine month period ended September 30, 2007 of $10.3 million was due to proceeds from sales of marketable securities of $74.4 million, offset by purchases of marketable securities of $62.8 million, capital expenditures of $0.7 million and costs incurred for capitalized software of $0.6 million.  Net cash and cash equivalents provided by investing activities during the nine month period ended September 30, 2006 of $2.6 million was primarily due to proceeds from sales of marketable securities of $81.1 million, partially offset by purchases of marketable securities of $59.6 million, and acquisition costs for the August Technology merger of $12.1 million net of cash acquired, capital expenditures of $5.2 million and costs incurred for capitalized software of $1.5 million.

        Net cash and cash equivalents provided by financing activities for the nine month periods ended September 30, 2007 of $1.4 million was due to proceeds received and tax benefit for sales of shares through share-based compensation plans.  Net cash and cash equivalents provided by financing activities for the nine month period ended September 30, 2006 of $8.6 million was a result of proceeds received and tax benefit for sales of shares through share-based compensation plans.

        From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all or a portion of the purchase price for these acquisitions in cash and/or the issuance of equity securities.

       Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash and/or common stock.   We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.  Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means.  There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

       We are exposed to changes in interest rates primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income investments (U.S. Treasury and Agency securities, municipal securities and corporate bonds). We continually monitor our exposure to changes in interest rates and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of September 30, 2007, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a less than $0.1 million decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of September 30, 2007, we had twelve forward contracts outstanding with a total notional contract value of $4.4 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

        The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives. As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.    Risk Factors

There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2006, except as set forth below:

Our largest customers account for a significant portion of our revenues, and our revenues and cash flows would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

        In 2004, 2005,  2006 and the nine month ended September 30, 2007, sales to customers that individually represented at least five percent of our revenues accounted for, in the aggregate, 53.4%, 62.6%, 40.9% and 39.8% of our revenues.  In 2004, 2005, 2006 and the nine month ended September 30, 2007, sales to Intel Corporation, a key customer, accounted for 23.2%, 20.3%, 14.0% and 12.7% of our revenues, respectively.  We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues and cash flows would significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States

        In 2004, 2005, 2006 and the nine months ended September 30, 2007, 69.1%, 77.5%, 70.6% and 80.9%, respectively, of our revenue was derived from sales in foreign countries, including certain countries in Asia, such as Taiwan, China, Korea, Singapore and Japan and certain Western European countries. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. Consequently, there is a risk that we may be unable to adequately protect its proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

Because we derive a significant portion of our revenues from sales in Asia, our sales and results of operations could be adversely affected by the instability of Asian economies

        Our sales to customers in Asian markets represented approximately 59.6%, 56.3%, 59.9% and 60.3% of our revenues in 2004, 2005, 2006 and the nine months ended September 30, 2007, respectively. Countries in the Asia Pacific region, including Japan, Korea, China, Singapore and Taiwan, each of which accounted for a significant portion of our business in that region, have experienced currency, banking and equity market weaknesses in the past. We expect that political or economic instability in the Asian markets we service could adversely affect our results of operations and cash flows in future periods.

Our significant level of international sales subjects us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations

        International sales accounted for approximately 69.1%, 77.5% , 70.6% and 80.9%, respectively, of our revenues in 2004, 2005, 2006 and the nine months ended September 30, 2007. We anticipate that international sales will account for a significant portion of our revenue during at least the next five years. Due to the significant level of our international sales, we are subject to a number of material risks, including:

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

                                                                                                        Rudolph Technologies, Inc.

Date: November 7, 2007                                                                                     By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: November 7, 2007                                                                                      By:   /s/ Steven R. Roth
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

November 7, 2007

Rudolph Technologies, Inc.
One Rudolph Road
Flanders, NJ 07836

Re: Registration Statement Nos. 333-132283 and 333-129773 on Form S-8 and No. 333-54860 on Form S-3 of Rudolph Technologies, Inc.

With respect to the subject registration statements, we acknowledge our awareness of the incorporation by reference therein of our report dated November 7, 2007, which is included in your Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007, related to our review of interim financial information as of September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006.

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

Date:  November 7, 2007

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

Date: November 7, 2007

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: November 7, 2007                                                                                     By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: November 7, 2007                                                                                   By:   /s/ Steven R. Roth
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