Form 10-K
period 2007-12-31
RUDOLPH TECHNOLOGIES INC
filed 2008-03-03
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2007 of $16.61 was approximately $418,039,201.

The registrant had 30,495,282 shares of Common Stock outstanding as of February 6, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders to be held on May 20, 2008.

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

The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs and the “Risk Factors” set forth in Item 1A. Our stockholders should carefully review the cautionary statements contained in this Form 10-K below. You should also review any additional disclosures and cautionary statements we make from time to time in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings.

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

Our acquisition of the net assets of Applied Precision’s semiconductor division to be known as the Rudolph Technologies Probe Card Test and Analysis division (“PCTA”) was completed on December 18, 2007. As a result, we expanded our offerings of inspection systems to include probe card test and analysis products. For our customers in semiconductor packaging and test, these products enable process validation, process verification and process improvement within probe and wafer test segments.

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

In November 2007 Rudolph announced it had granted Entrepix, Inc., an exclusive license to manufacture, sell, service and support the Rudolph AutoEL® series of thin-film ellipsometers. Thousands of AutoEL tools have been placed in universities, semiconductor research labs and semiconductor production facilities since it was commercialized in 1977, with many of those tools still in use today.

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

Inspection Systems. Chip manufacturers deploy advanced macro-defect inspection (defects greater in size than 0.5 micron) throughout the fab to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the NSX®, AXi™, and WaferView® are found in wafer processing (front-end) and final manufacturing (back-end) facilities around the world. These high-speed tools incorporate features such as waferless recipe creation, tool-to-tool correlation, multiple inspection resolutions and proprietary review and classification software that are required in today’s high-volume integrated circuit (IC) manufacturing environments. In addition to wafer frontside inspection, Rudolph’s innovative Explorer™ Cluster incorporates wafer edge and backside inspection in one integrated platform to enhance productivity and continuously improve fab yield.

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

Technology

We believe that our expertise in engineering and our continued investment in research and development enable us to rapidly develop new technologies and products in response to emerging industry trends. The breadth of our technology enables us to offer our customers a diverse combination of measurement technologies that provide process control for the majority of thin films used in semiconductor manufacturing. Additionally, our defect detection and classification technologies allow us to provide yield enhancement for critical front-end processes such as photolithography, diffusion, etch, CMP, and outgoing quality control. Information learned through post-fab inspection is critical. Advanced macro-defect inspection within the final manufacturing (back-end) process provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality.

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

Ellipsometry. Ellipsometry is a non-contact, non-destructive optical technique for transparent thin film measurement. We have been an industry leader in ellipsometry technology for the last three decades. We hold patents on several ellipsometry technologies, including our proprietary technique that uses four lasers for multiple-angle of incidence, multiple wavelength ellipsometry. Laser ellipsometry technology enables our transparent film systems to continue to provide the increasingly higher level of accuracy needed as thinner films and newer materials are introduced for future generations of semiconductor devices. We extended this same optical technology to characterize the scatterometry signal from patterned surfaces, allowing measurement of critical dimensions.

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

All-surface Inspection. Rudolph has made all-surface, 100% advanced macro-defect inspection and metrology a reality. There are four types of all-surface inspection: wafer frontside, edge, and backside; and post-fab die and wafer. The edge inspection process focuses on the area near the wafer edge, an area that poses difficulty for traditional wafer frontside inspection technology due to its varied topography and process variation. Edge bevel inspection looks for defects on the side edge of a wafer. The edge bead removal and edge exclusion metrology involve a topside surface measurement required exclusively in the photolithography process, primarily to determine if wafers have been properly aligned for the edge exclusion region. The primary reason for wafer backside inspection is to determine if contamination has been created that may spread throughout the fab. For instance, it is critical that the wafer backside be free of defects prior to the photolithography process to prevent focus and exposure problems on the wafer front-side.

Probe Card Test and Analysis. The combination of fast 3D-OCM (optical comparative metrology) Technology with improved testing accuracy and repeatability is designed to reduce total test time for even the most advanced large area probe cards. 3-D capabilities enable users to analyze probe marks and probe tips in a rapid and information-rich format.

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

Products

We market and sell products to all major logic, memory, and application specific integrated circuit (ASIC) device manufacturers. Our customers rely on Rudolph for versatile full-fab metrology and inspection systems as well as yield management software solutions. These systems are designed for high-volume production facilities and offer automated wafer handling for 200 and 300 mm configurations. Our systems operate at high throughput with ultraclean operation and high reliability.

			Type of Fab
Product	Introduced	Functionality	Wafer Processing	Final Manufacturing
Metrology Systems
MetaPULSE® MetaPULSE-II MetaPULSE-III MetaPULSE-IIIa	1997 2001 2005 2007

-   Non-contact system for thin opaque films

-   Patented Picosecond Ultrasonic Laser Sonar Technology (PULSE®)

-   Designed for advanced copper and non-copper applications

-   Improved throughput and repeatability

			X
S3000A™	2007	- Superior accuracy for transparent film measurements	X
S3000™/S2000™	2006	- Incorporates ellipsometry technology for transparent film application - Optimized price/performance for fabwide applications - Available with pattern recognition software - Enhanced data review mode	X

			Type of Fab
Product	Introduced	Functionality	Wafer Processing	Final Manufacturing
Inspection & Probe Card Test Systems
AXi™ Series	2003	- Advanced detection of defects >0.5 micron - Inspection of patterned and unpatterned wafers - In line, high-speed, 100% inspection - Full color review	X
E25™ System	2003	- 2D defect detection of the wafer’s edge - Metrology of edge feature - Incorporated into the Explorer Cluster	X	X
B20™ System	2003	- 2D defect detection of the wafer’s backside - Darkfield, brightfield and color imaging - Incorporated into the Explorer Cluster	X	X
NSX® Series	1997	- Fully automated defect detection >0.5 micron - 2D wafer, die & bump inspection - In line, high-speed, 100% inspection		X
3Di™ Series	2001	- 2D & 3D wafer bump inspection & metrology system - In line, high-speed, 100% inspection		X
WaferView® 320	2004	- Automated macro-defect inspection for lithography applications - Advanced color vision system - Patented knowledge-based algorithms	X
ProbeWoRx®	2003	- Probe card production metrology - 3D Optical Comparative Metrology - High-speed test times - Automated, one-touch measurements		X
WaferWoRx®	2006	- Probing process analysis - 3D probe tip analysis - Proprietary, advanced software		X
PrecisionPoint	2002	- Probe card analyzer - Tests devices simultaneously - Upgradable		X

			Type of Fab
Product	Introduced	Functionality	Wafer Processing	Final Manufacturing
Software Solutions
Discover™	2007	- Fabwide software for archival and retrieval of process related data - Facilitates root cause analysis, yield enhancement and yield learning	X
Discover Enterprise™	2005	- In line, all surface defect analysis and data management - Trend analysis and visualization tools - Wafer maps visualize all-surface defects - Identifies root cause of defects and process excursions	X	X
Harmony ASR™	2005	- Off line defect review and classification - Defects displayed in real time - Rapid classification of unknown defects; review of previously-classified defects	X	X
TrueADC™	2005	- Automatic defect classification - High accuracy, consistency and scalability - Patented feature-based defect matching technology - Utilizes dynamic defect library method	X	X
Process Sentinel™	2006

-   Fabwide spatial process control system

-   Traces patterns back to yield-killing process issues

-   Combined defect and sort solution

-   Quickly isolates systemic faults

-   Advanced segmentation and wafer stacking capability

			X
TrueADC™ Enterprise	2007	- Serving the entire fab - Defect classification with a high level of accuracy - Ensures database lookup, classification and timely response to the tool - Minimum impact to throughput	X	X
Yield Optimizer™	2006	- Builds predictive models - Optimizes yield and reduces excursions - Identifies the most critical metrology measurements for controlling yield	X	X

Customers

Over 90 semiconductor device manufacturers have purchased Rudolph products for installation at multiple sites. We support a diverse customer base in terms of both geographic location and type of semiconductor device manufactured. Our customers are located in 20 countries.

We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2005, 2006 and 2007, sales to end user customers that individually represented at least five percent of our revenues accounted for 62.6%, 40.9% and 37.1% of our revenues, respectively. In 2005, 2006 and 2007, sales to Intel Corporation accounted for 20.3%, 14.0 % and 11.5% of our revenues, respectively. No other individual end user customer accounted for more than 10% of our 2007 revenues. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

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

Our research and development expenditures in 2005, 2006 and 2007 were $11.9 million, $29.9 million and $30.0 million, respectively. We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods.

Sales, Customer Service and Application Support

We maintain an extensive network of direct sales, customer service and application support offices in several locations throughout the world. We maintain sales, service or applications offices in locations including but not limited to, New Jersey, Minnesota, Massachusetts, Texas, Washington, Germany, Scotland, Ireland, Israel, Korea, Singapore, Taiwan, China and Japan.

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

Manufacturing

Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facilities in New Jersey, Minnesota and Washington. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.

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

Intellectual Property

We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2007, we have been granted, or hold exclusive licenses to, 121 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2008 to 2025. We also have 107 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of transparent thin film measurement, altered material characterization and macro-defect detection and classification.

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

Competition

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. We principally compete with KLA-Tencor and Camtek. We compete to a lesser extent with companies such as Nanometrics, Vistec, and Nikon. Each of our products also competes with products that use different metrology techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.

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

Backlog

We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which the customer has assigned a purchase order number and for which delivery has been specified within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2007, we had a backlog of approximately $26.7 million compared with a backlog of approximately $26.1 million at December 31, 2006.

Employees

As of December 31, 2007, we had 648 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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

Our largest customers account for a significant portion of our revenues, and our revenues and cash flows would significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order

Sales to end user customers that individually represent at least five percent of our revenues typically account for, in the aggregate, a considerable amount of our revenues. We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues and cash flows would significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues for at least the next several years. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

Our revenue may vary significantly each quarter due to relatively small fluctuations in our unit sales

During any quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems. Our transparent film measurement systems range in selling price from approximately $250,000 to $1.0 million per system, our opaque film measurement systems range in selling price from approximately $900,000 to $2.0 million per system and our macro-defect inspection and probe card and test analysis systems range in selling price from approximately $250,000 to $1.4 million per system. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. This, in turn, could cause fluctuations in the market price of our common stock.

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

Most of our revenues have been derived from customers outside of the United States subjecting us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations

Due to the significant level of our international sales, we are subject to a number of material risks, including:

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

We may fail to adequately protect our intellectual property and, therefore, lose our competitive advantage

Our future success and competitive position depend in part upon our ability to obtain and maintain proprietary technology for our principal product families, and we rely, in part, on patent and trade secret law and confidentiality agreements to protect that technology. If we fail to adequately protect our intellectual property, it will give our competitors a significant advantage. We own or have licensed a number of patents relating to our transparent and opaque thin film metrology and macro-defect inspection systems, and have filed applications for additional patents. Any of our pending patent applications may be rejected, and we may be unable to develop additional proprietary technology that is patentable in the future.

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

Some of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA-Tencor and Camtek. We compete to a lesser extent with companies such as Nanometrics, Vistec and Nikon. Each of our products also competes with products that use different metrology or inspection techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.

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

We must attract and retain key personnel with knowledge of semiconductor device manufacturing and inspection and/or metrology equipment to help support our future growth, and competition for such personnel in our industry is high

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, each of whom would be extremely difficult to replace, could harm our business and operating results. Although we have employment and noncompetition agreements with key members of our senior management team, including Messrs. McLaughlin and Roth, these individuals or other key employees may still leave us. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

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

Failure to adjust our orders for parts and subcomponents in an accurate and timely manner in response to changing market conditions or customer acceptance of our products could adversely affect our financial position and results of operations

Our earnings could be negatively affected and our inventory levels could materially increase if we are unable to predict our inventory needs in an accurate and timely manner and adjust our orders for parts and subcomponents should our needs increase or decrease materially due to unexpected increases or decreases in demand for our products. Any material increase in our inventories could result in an adverse effect on our financial position, while any material decrease in our ability to procure needed inventories could result in an inability to supply customer demand for our products thus adversely affecting our revenues.

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product technology or service we acquire could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated therewith, including but not limited to:

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

Our inability to consummate one or more acquisitions on such favorable terms or our failure to realize the intended benefits from one or more acquisitions, could have a material adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of indebtedness and related interest expense and our assumption of unforeseen contingent liabilities. In order to finance any acquisitions, we might need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders. In addition, any impairment of goodwill or other intangible assets, amortization of intangible assets, write-down of other assets or charges resulting from the costs of acquisitions and purchase accounting could harm our business and operating results.

We may not realize the benefits of the Probe Card Test and Analysis division acquisition and the RVSI Inspection intellectual property and selected assets acquisition.

On December 18, 2007, we completed the acquisition of the semiconductor division of Applied Precision LLC to be known as our Probe Card Test and Analysis division. On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, headquartered in Hauppauge, New York. Our failure to meet the challenges involved in realizing any of the anticipated benefits of the acquisitions, could seriously harm our financial position, results of operations and cash flows. Realizing the benefits of the acquisitions will depend in part on the continued successful integration of technology, operations and personnel. The anticipated benefits of the acquisitions are based on projections and assumptions, not actual experience. The failure to realize any of the anticipated benefits of the acquisitions could seriously hinder our plans for product development as well as business and market expansion following the acquisitions.

If we cannot effectively manage our growth, our business may suffer.

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

Changes in tax rates or tax liabilities could affect results.

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

We are subject to internal control evaluations and attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we must include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting and report by our independent registered public accounting firm regarding the effectiveness of our internal control. Ongoing compliance with these requirements is complex, costly and time-consuming. If (1) we fail to maintain effective internal control over financial reporting; (2) our management does not timely assess the adequacy of such internal control; or (3) our independent registered public accounting firm does not timely attest to the effectiveness of our internal control, we could be subject to regulatory sanctions and the public’s perception of us may decline.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 and concluded that we did not maintain effective internal control over financial reporting as a result of the identification of a material weakness. The material weakness that we identified relates to the process and procedures surrounding the preparation and review of the income tax provision as of December 31, 2007. Specifically, we did not ensure that effective oversight of the work performed by our outside tax advisors was exercised. The errors resulting from the material weakness, which were primarily attributable to acquisition related tax matters, did not have a material effect on our financial results for the year ended December 31, 2007. However, combinations of such errors could have resulted in our annual or interim financial statements being materially misstated. For more information related to this material weakness and our remediation plans, see Part II, Item 9A. “Management’s Report on Internal Control Over Financial Reporting”.

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

Our future rate of growth is highly dependent on the development and growth of the market for microelectronic device inspection and metrology equipment.

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

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Flanders, New Jersey	Executive Office	20,000	Owned
Mt. Olive, New Jersey	Engineering, Manufacturing and Service	83,500	2016
Bloomington, Minnesota	Engineering, Manufacturing and Service	78,500	2012
Lowell, Massachusetts	Engineering, Manufacturing and Service	10,000	2008
Richardson, Texas	Yield Metrology Group	21,000	Owned
Issaquah, Washington	Engineering, Manufacturing and Service	28,000	2008
Hsin-Chu, Taiwan	Sales and Service	10,500	2008
Takatsu, Japan	Sales and Service	5,000	2008
Sungnam-si, Korea	Sales and Service	9,500	2009
Shanghai, China	Sales and Service	3,500	2009
Singapore	Sales and Service	2,000	2009
Scotland, United Kingdom	Sales and Service	1,000	2009

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

Our common stock is traded on the Nasdaq National Market under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the Nasdaq Composite Index and the Research Data Group (RDG) Semiconductor Composite Index for the period commencing on December 31, 2002, and ending on December 31, 2007. The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2002 in the Company’s Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The Company operates on a 52-week calendar year. Under the assumptions stated above, over the period from December 31, 2002 to December 31, 2007 the total annual compound return on an investment in the Company would have been (9.99)%, as compared to 15.46% for the Nasdaq Composite Index and 12.60% for the RDG Semiconductor Composite Index.

	12/02	12/03	12/04	12/05	12/06	12/07
Rudolph Technologies, Inc.	100.00	128.08	89.61	67.22	83.09	59.08
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
RDG Semiconductor Composite	100.00	193.54	154.51	171.58	161.34	181.00

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2006
First Quarter	$18.09	$12.75
Second Quarter	$20.00	$13.70
Third Quarter	$19.25	$12.80
Fourth Quarter	$20.15	$13.10

Year Ended December 31, 2007
First Quarter	$18.10	$14.83
Second Quarter	$18.21	$14.95
Third Quarter	$18.29	$11.50
Fourth Quarter	$15.09	$10.03

As of February 11, 2008, there were 96 stockholders of record of our common stock and approximately 5,753 beneficial stockholders. The closing market value of our common stock on February 11, 2008 was $9.02.

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

Certain Equity Compensation Plan Information included in Item 12 of Part III, hereof, is hereby incorporated into this Item 5 of Part II and will be included in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2006 and 2007 and the statement of operations data for the years ended December 31, 2005, 2006 and 2007 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2003, 2004 and 2005, and the statement of operations data for the years ended December 31, 2003 and 2004 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2003	2004	2005	2006 (1)	2007 (2)
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$58,500	$84,248	$82,918	$201,168	$160,129
Cost of revenues	33,214	44,595	44,390	103,726	78,889

Gross profit	25,286	39,653	38,528	97,442	81,240

Operating expenses:
Research and development	13,390	15,847	11,901	29,856	29,993
In-process research and development	—	—	—	9,900	1,000
Selling, general and administrative	10,561	15,222	20,373	32,393	33,204
Amortization	877	876	876	4,048	4,487

Total operating expenses	24,828	31,945	33,150	76,197	68,684

Operating income	458	7,708	5,378	21,245	12,556
Interest income and other, net	1,610	1,899	1,388	3,191	4,149

Income before provision for income taxes	2,068	9,607	6,766	24,436	16,705
Provision for income taxes	298	2,855	1,789	11,730	4,846

Net income	$1,770	$6,752	$4,977	$12,706	$11,859

Earnings per share:
Basic	$0.11	$0.40	$0.29	$0.47	$0.41
Diluted	$0.11	$0.40	$0.29	$0.46	$0.40
Weighted average shares outstanding:
Basic	16,409	16,746	16,899	27,276	29,168
Diluted	16,723	16,914	16,942	27,574	29,312

	December 31,
	2003	2004	2005	2006	2007
Balance Sheet Data:
Cash and cash equivalents	$28,220	$12,627	$37,986	$72,479	$57,420
Marketable securities	52,342	64,120	42,821	33,714	16,505
Working capital	111,450	120,403	125,678	200,942	176,298
Total assets	160,371	171,280	180,001	440,486	460,216
Retained earnings	8,462	15,214	20,191	32,897	44,776
Total stockholders’ equity	148,537	156,775	164,534	392,876	424,478

(1)	Effective January 1, 2006, we adopted the provisions prescribed by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Consequently, we began recognizing compensation cost measured at fair value over the service period for stock awards expected to vest. In addition, Statement of Operations data for 2006 reflects the results of operations of August Technology since February 15, 2006.
(2)	Statement of Operations data for 2007 reflects the results of operations of PCTA since December 18, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On December 18, 2007, Rudolph, along with our wholly-owned subsidiary, Mariner Acquisition Company LLC, entered into, and consummated the transactions contemplated by, an agreement with Applied Precision Holdings, LLC and Applied Precision, LLC (collectively, “Applied”), pursuant to which we purchased substantially all of the assets and assumed certain liabilities of the semiconductor division of Applied to be known as the Probe Card Test and Analysis division (“PCTA”). The PCTA is engaged in the business of designing, developing, manufacturing, marketing, selling and supporting advanced probe card metrology and wafer probe process monitoring equipment and is complementary to our existing business.

The closing occurred on December 18, 2007 and we paid $57.9 million in cash and issued 1.3 million shares of common stock for a total purchase price of $71.9 million. Under the terms of the purchase agreement, we agreed to assume the following liabilities of Applied relating to the PCTA: accounts payable, assigned contracts, licenses and leases, warranty claims and employee liabilities. In addition, we agreed to assume the defense of and all obligations relating to certain litigation. The cash portion of the purchase price is subject to further post-closing adjustment based on the final closing net asset balance. The purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed during 2008, but no later than one year from the acquisition date. The results of operations of the PCTA have been included in our consolidated financials statements since the date of the acquisition. Due to the size of the PCTA, we do not expect a material effect, other than the in-process research and development (“IPRD”) charge, on comparability to prior periods of our financial position, results of operations and cash flows.

On February 15, 2006, the merger with August Technology was completed. Under the terms of the agreement, we paid an aggregate of $37.2 million in cash and issued an aggregate of 11.3 million shares of our common stock to former August Technology shareholders. The results of operations of August Technology have been included in our consolidated financial statements since the date of the merger. Due to the size of August Technology and the effects of purchase accounting, our financial position, results of operations and cash flows may not be comparable to prior periods. With the exception of future tax adjustments related to the merger, the effects of purchase accounting were completed in 2006.

Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 15-20% for 2008. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 0.9 for the month of December 2007, increasing from the September 2007 book-to-bill ratio of 0.8.

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2005, 2006 and 2007, sales to customers that individually represented at least five percent of our revenues accounted for 62.6%,

40.9%, and 37.1% of our revenues, respectively. For the years ended December 31, 2005, 2006 and 2007, sales to Intel accounted for 20.3%, 14.0% and 11.5% of our revenues, respectively.

We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Our transparent film measurement systems range in average selling price from approximately $250,000 to $1.0 million per system, our opaque film measurement systems range in average selling price from approximately $900,000 to $2.0 million per system and our macro-defect inspection and probe card and test analysis systems range in average selling price from approximately $250,000 to $1.4 million per system. Accordingly, a small change in the number of systems we sell may also cause significant changes in our operating results. Because fluctuations in the timing of orders from our major customers or in the number of our individual systems we sell could cause our revenues to fluctuate significantly in any given quarter or year, we do not believe that period-to-period comparisons of our financial results are necessarily meaningful, and they should not be relied upon exclusively as an indication of our future performance.

A significant portion of our revenues has been derived from customers outside of the United States. In 2005, approximately 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe. In 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe. In 2007, approximately 77.1% of our revenues were derived from customers outside of the United States, of which 58.5% were derived from customers in Asia and 18.6% were derived from customers in Europe. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

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

	Year Ended December 31,
	2005	2006	2007
Revenues	100.0%	100.0%	100.0%
Cost of revenues	53.5	51.6	49.3

Gross profit	46.5	48.4	50.7

Operating expenses:
Research and development	14.4	14.9	18.7
In-process research and development	—	4.9	0.6
Selling, general and administrative	24.6	16.1	20.7
Amortization	1.0	2.0	2.8

Total operating expenses	40.0	37.9	42.9

Operating income	6.5	10.5	7.8
Interest income and other, net	1.7	1.6	2.6

Income before provision for income taxes	8.2	12.1	10.4
Provision for income taxes	2.2	5.8	3.0

Net income	6.0%	6.3%	7.4%

Results of Operations 2005, 2006 and 2007

Revenues. Our revenues are derived from the sale of our systems, services, spare parts and software licensing. Our revenues were $82.9 million, $201.2 million and $160.1 million in the years 2005, 2006 and 2007. These changes represent an increase of 142.6% from 2005 to 2006 and a decrease of 20.4% from 2006 to 2007. The increase in revenue from 2005 to 2006 was primarily related to the August Technology merger. The decrease in revenue from 2006 to 2007 is primarily due to the current weakness in the overall semiconductor equipment manufacturing sector.

The following table lists, for the periods indicated, the different sources of our revenues in dollars and as percentages of our total revenues:

	Year Ended December 31,
	2005		2006		2007
Systems:
Metrology	$52,596	63%	$68,035	34%	$34,738	22%
Inspection	11,644	14	100,666	50	85,012	53
Parts	9,188	11	14,217	7	13,678	9
Services	8,205	10	11,457	6	14,121	8
Software licensing	1,285	2	6,793	3	12,580	8

Total revenue	$82,918	100%	$201,168	100%	$160,129	100%

Systems revenue increased from 2005 to 2006 reflecting additional revenues of $88.2 million related to the August Technology merger and an increase in metrology systems revenues of $15.4 million. Systems revenue decreased from 2006 to 2007 due to the current weakness in the overall semiconductor equipment manufacturing sector and reflects a decrease in metrology systems revenue of $33.3 million and a decrease in inspection systems of $15.7 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 32% of total revenue for 2005 compared to 31% of total revenue for 2006 and 29% of total revenue for 2007. The year-over-year increase in parts and service revenues in absolute dollars from 2005 to 2006 reflects additional parts and service revenues of $3.5 million related to the August Technology merger as well as customers continuing to spend more on repair and maintenance of their existing equipment. The year-over-year increase in parts and service revenues in absolute dollars from 2006 to 2007 is primarily due to customers continuing to spend more on repair and maintenance of their existing equipment. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls. Software licensing revenues increased from 2005 to 2006 due to the August Technology merger. The year-over-year increase in software licensing revenues in absolute dollars from 2006 to 2007 reflects the sale of certain technology rights to Tokyo Electron.

Deferred revenues of $6.0 million are recorded in other current liabilities at December 31, 2007 and primarily consist of $5.3 million for deferred maintenance agreements and $0.7 million for systems awaiting acceptance and outstanding deliverables.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $38.5 million, $97.4 million and $81.2 million in 2005, 2006 and 2007, respectively. The increase in gross profit as a percentage of revenue from 2005 to 2006 is primarily due to higher sales volume, partially offset by charges to cost of goods sold including a $3.7 million charge for the sale of inventory written-up to fair value upon the August Technology merger and $2.6 million in charges related to duplicative inventory. The increase in gross profit as a percentage of revenue from 2006 to 2007 is primarily due to the sales and transfer of certain technology rights to Tokyo Electron and higher charges to cost of goods sold in 2006.

Research and Development. The thin film transparent, opaque process control and macro-defect inspection and probe card test analysis market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $11.9 million, $29.9 million and $30.0 million in 2005, 2006 and 2007, respectively. The year-over-year dollar increase from 2005 to 2006 primarily reflects additional research and development cost of $13.0 million related to the merged activities of August Technology and increased compensation costs including share-based compensation costs. The year-over-year dollar increase from 2006 to 2007 is primarily due to the engineering team from the August Technology merger being included for the full year ended December 31, 2007, and the write-off of $0.5 million for certain software project costs, partially offset by cost containment initiatives. We continue to maintain our commitment to investing in new product development and enhancement to existing products as we position ourselves for future growth.

In-Process Research and Development. In 2006, the merger with August Technology resulted in our recording of $9.9 million for the write-off of IPRD. At the time of the merger, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use. The purchased in-process technology projects, which were comprised of macro-defect inspection and software projects, had a value assigned to them of $6.9 million and $3.0 million, respectively. The defect inspection projects, relate to the next generation of our AXi defect detection systems with enhanced defect capture capabilities, and were approximately 90% complete as of the date of merger. The estimated costs to complete these projects consisted primarily of internal engineering labor costs and were completed by the third quarter of 2006. The software projects, relate to new enhancement features to our next generation inspection products, and were approximately 50% complete as of the date of merger, with the remaining cost to complete consisting primarily of internal software development labor cost. The software projects were completed in 2007. We generated revenue from the inspection project in the third quarter of 2006 and the software project in 2007.

In 2007, the acquisition of the PCTA resulted in our recording of $1.0 million for the write-off of IPRD. At the time of the acquisition, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use. The purchased in-process technology project was a probe card test project related to the next generation of our ProbeWoRx systems with enhanced capabilities, and was approximately 20% complete as of the date of acquisition. The estimated costs to complete this project of $2.1 million, consist primarily of internal engineering labor costs which will be completed in 2008. If we are not successful in completing the inspection project on a timely basis, the future sales of our inspection products may be adversely affected resulting in erosion of our market share.

Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $20.4 million, $32.4 million and $33.2 million in 2005, 2006 and 2007, respectively. The year-over-year dollar increase from 2005 to 2006 in selling, general and administrative expense was primarily due to $10.6 million related to merged activities of August Technology and increased compensation costs. The year-over-year dollar increase from 2006 to 2007 in selling, general and administrative expense was primarily due to administrative costs associated with the merged activities of August Technology being included for the full year of 2007 and increased compensation costs.

Interest Income and Other, Net. Interest income and other, net was $1.4 million, $3.2 million and $4.1 million in 2005, 2006 and 2007, respectively. Interest income and other, net consisted primarily of interest income and realized gains and losses on sales of marketable securities. The year-over year increases in interest income and other, net of $1.8 million from 2005 to 2006 and $1.0 million from 2006 to 2007 are primarily due to higher invested cash balances and higher average interest rates.

Income Taxes. Income tax expense was $1.8 million, $11.7 million and $4.8 million in 2005, 2006 and 2007, respectively. Our effective tax rate was 26%, 48% and 29% in 2005, 2006 and 2007, respectively. Our effective tax rate differs from the statutory rate of 35% primarily as a function of state income taxes offset by benefits from research and development tax credits, the domestic manufacturing production deduction and tax exempt interest. In addition, in 2006 and 2007, our effective tax rate was impacted by the non-deductibility of the IPRD charges for tax purposes of $9.9 million and $1.0 million, respectively.

Liquidity and Capital Resources

At December 31, 2005, we had $80.8 million of cash, cash equivalents and marketable securities and $125.7 million in working capital. At December 31, 2006, our cash, cash equivalents and marketable securities totaled $106.2 million, while working capital amounted to $200.9 million. At December 31, 2007, we had $73.9 million of cash, cash equivalents and marketable securities and $176.3 million in working capital.

Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected. However, in 2005, as our revenues declined from $84.2 million to $82.9 million, our change in accounts receivables represented a use of cash. This was primarily due to longer collection times from our Japanese customers. Also in 2007, as our revenues declined our change in inventories represented a use of cash. This was primarily due to increasing inventory related to new products and the slow down in the back-end of the inspection business. Because of the lack of visibility in projected sales for 2008, we are uncertain as to the level of expected cash to be provided from operating activities in 2008.

Net cash provided by operating activities in 2005, 2006 and 2007 totaled $8.1 million, $20.6 million and $23.6 million, respectively. During 2005, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $10.4 million, a decrease in inventories of $3.7 million, an increase in other non-current liabilities of $0.8 million and a decrease in prepaid expenses and other assets of $0.6 million, partially offset by an increase in accounts receivable of $5.7 million, a decrease in accrued liabilities of $1.2 million and a decrease in income taxes payable of $0.3 million. The increase in receivables is primarily due to the timing of shipments towards the end of the year and longer collection times in Japan. During 2006, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $42.6 million, an increase in deferred revenue of $7.9 million, an increase in other current liabilities of $1.0 million, an increase in accrued liabilities of $0.8 million and an increase in income taxes payable of $0.6 million, partially offset by an increase in accounts receivable of $25.1 million and an increase in inventories of $7.1 million. During 2007, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $23.4 million and a decrease in accounts receivable of $21.4, partially offset by a decrease in deferred revenue of $6.1 million, an increase in inventories of $5.4 million, a decrease in accrued liabilities of $4.0 million, a decrease in accounts payable of $3.3 million and an increase in prepaid expenses and other assets of $2.3 million.

Net cash provided by investing activities in 2005 and 2006 totaled $16.0 million and $3.6 million, respectively. Net cash used in 2007 was $40.5 million. In 2005, net cash provided by investing activities included proceeds from sales of marketable securities of $70.4 million, partially offset by purchases of marketable securities of $50.0 million, capital expenditures of $2.7 million, costs incurred for capitalized software of $0.9 million and acquisition costs for business combinations of $0.9 million. Capital expenditures in 2005 were primarily related to our new facility in Mt. Olive, New Jersey. In 2006, net cash provided by investing activities included proceeds from sales of marketable securities of $93.4 million, partially offset by purchases of marketable securities of $70.8 million, capital expenditures of $4.7 million, costs incurred for capitalized software of $2.2 million and acquisition costs for the August Technology merger of $12.1 million net of cash acquired of $29.9 million. In 2007, net cash used by investing activities included purchases of marketable securities of $77.7 million, acquisition costs for business combinations of $56.2 million, capital expenditures of $1.0 million, costs incurred for capitalized software of $0.7 million, partially offset by proceeds from sales of marketable securities of $95.1 million. Capital expenditures over the next twelve months are expected to be approximately within the range of $3.0 million to $6.0 million.

Net cash provided by financing activities was $1.5 million, $10.1 million and $1.5 million in 2005, 2006 and 2007, respectively. In 2005, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans. In 2006, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans of $9.0 million and tax benefit from share-based compensation plans of $1.2 million. In 2007, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans of $1.3 million and tax benefit from share-based compensation plans of $0.1 million.

From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash. On February 15, 2006, we announced that our merger with August Technology Corporation had been completed. Under the terms of the agreement, we paid an aggregate of $37.2 million in cash and issued an aggregate of 11.3 million shares of our common stock to former August Technology shareholders. On December 18, 2007, we announced that our acquisition of the semiconductor division of Applied Precision Holdings, LLC had been completed. Under the terms of the agreement, we paid an aggregate of $57.9 million in cash and issued an aggregate of 1.3 million shares of our common stock to Applied Precision Holdings, LLC. On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. We paid cash for this acquisition and will account for it as a business combination.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $5.9 million at December 31, 2007. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$10,726	$2,527	$3,388	$2,633	$2,178
Open and committed purchase orders	21,506	21,506	—	—	—

Total	$32,232	$24,033	$3,388	$2,633	$2,178

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

Goodwill. Our formal annual impairment testing date for goodwill is October 31st or prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. In fiscal 2007, we changed our annual impairment testing date from December 31 to October 31. This change was made to allow us additional time to complete the impairment test by the end of the financial statement reporting deadline. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The initial first step consists of estimating the fair value of our aggregated reporting unit using the market value of our common stock at October 31, multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. We obtain information on completed sales of similar companies in a comparable industry to estimate an implied control premium for us. We compare the estimated fair value of the reporting unit to its carrying value which includes goodwill. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, we will also consider if, the market capitalization is temporarily low and, if so, we may also perform a discounted cash flow test. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. We believe our estimates of the underlying components of fair value are reasonable. As of December 31, 2007, a one dollar per share increase or decrease in our common stock would have a $30.5 million effect on our market capitalization before adding a control premium. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of our common stock plus the implied control premium were less than the carrying value. Should actual results not meet our expectations or assumptions change in future years, our impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of our assets and results from operations.

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

Share-Based Compensation. Prior to fiscal 2006, we accounted for share-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of share-based compensation transactions in the statement of operations. The fair value of our stock options is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our share grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different.

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2007, we had a valuation allowance of $1.3 million for a portion of deferred tax assets attributable to state R&D tax credits and capital losses.

We adopted FASB Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” at the beginning of fiscal 2007. As a result of the adoption of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by the interpretation. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized when effectively settled. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, it could have a material effect on our income tax provision and net income in the period or periods for which that determination is made.

Impact of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. We are continuing to evaluate the impact of adopting the provisions EITF 07-1; however, we do not anticipate that adoption will have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years that begin after November 15, 2007. Our adoption of SFAS 159 is not expected to impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Based on our current operations, we do not expect that the adoption of the non-deferred portion of SFAS 157 will have a material impact on our financial position or results of operations. We have not yet evaluated the impact of the adoption of the deferred portion of SFAS 157.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (U.S. Treasury and Agency securities, asset-backed securities, mortgage-backed securities, auction rate securities and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of December 31, 2007, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $0.1 million decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan. Our international subsidiaries and branches operate primarily using local functional currencies. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of December 31, 2006 and 2007, we had fifteen and seventeen forward contracts outstanding, respectively. The total notional contract value of these outstanding forward contracts at December 31, 2006 and 2007 was $6.4 million and $5.7 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are set forth on the pages indicated at Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2007. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because of a material weakness in our internal control over financial reporting.

b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that criteria, the material weakness described below has caused our management to conclude we did not maintain effective internal control over financial reporting as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management determined that the process and procedures surrounding the preparation and review of the income tax provision did not include adequate management oversight and review controls as of December 31, 2007. Specifically, we did not ensure that effective oversight of the work performed by our outside tax advisor, Deloitte Tax LLP was exercised. The resulting errors from the material weakness, which were primarily attributable to acquisition related tax matters, did not have a material effect on the Company’s financial results for the year ended December 31, 2007. However, combinations of such errors could have resulted in our annual or interim financial statements being materially misstated.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, excluded PCTA because it was acquired by the Company in December 2007. The total assets and total revenue of PCTA represent 17.0% or $78.3 million of consolidated total assets (including goodwill and other intangible assets of $43.2 million and $16.2 million) and 0.2% or $0.4 million of consolidated total revenue, of the Company as of and for the year ended December 31, 2007. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year if, among other circumstances and factors, there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

Our consolidated financial statements as of and for the year ended December 31, 2007 have been audited by KPMG LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). KPMG LLP has also audited our internal control over financial reporting as of December 31, 2007, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.

c) Changes in Internal Control Over Financial Reporting

Except for outsourcing the preparation of our year-end income tax provision, there have been no changes during the Company’s quarter ended December 31, 2007 in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

d) Remediation Steps Subsequent to December 31, 2007

Management is taking the following measures to address the material weakness identified above and to enhance our internal control over financial reporting procedures:

•	Re-evaluate the design of income tax accounting processes and controls and implement new and improved processes and controls, if warranted; and

•	Increase the level of review and discussion of significant tax matters and supporting documentation with our outside advisor and senior finance management.

We anticipate that these remediation actions will represent ongoing improvement measures. While we are taking steps to remediate the material weakness, additional measures may be required. During 2008, we will assess the effectiveness of our remediation efforts in connection with our management’s tests of internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 20, 2008, and the information included in the Proxy Statement is incorporated herein by reference.

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

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The consolidated financial statements and consolidated financial statement information required by this Item are included on pages F-1 through F-7 of this report. The Reports of Independent Registered Public Accounting Firm appear on pages F-2 through F-3 of this report.

2. Financial Statement Schedule

See Index to financial statements on page F-1 of this report.

3. Exhibits

The following is a list of exhibits. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).

2.2	Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005).

2.3	Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).

3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).

4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).

Exhibit No.	Description

4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

10.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.3	Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q, filed on November 14, 2001).

10.4	Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.5	Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.6	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.7	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.8	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.9	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.10	Form of option agreement under 1999 Stock Plan (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 5, 2004).

10.11	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (filed with Rudolph Technologies, Inc.’s Current Report on Form 8-K filed on June 21, 2005 and incorporated herein by reference).

10.12	Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).

14.1	Rudolph Technologies Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).

Exhibit No.	Description

14.2	Rudolph Technologies Financial Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).

18.1	Preferability letter of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.

21.1	Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

+	Confidential treatment has been granted with respect to portions of this exhibit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rudolph Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, effective January 1, 2007.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rudolph Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

March 3, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rudolph Technologies, Inc.:

We have audited Rudolph Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rudolph Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A.(b) of the accompanying annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Rudolph Technologies, Inc. acquired the probe card test and analysis business (PCTA) of Applied Precision Holdings, LLC and Applied Precision, LLC during 2007, and management excluded from its assessment of the effectiveness of Rudolph Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, PCTA’s internal control over financial reporting associated with total assets of $78 million, including $43 million of goodwill and $16 million of other intangible assets, and total revenues of $0.4 million included in the consolidated financial statements of Rudolph Technologies, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Rudolph Technologies, Inc. also excluded an evaluation of the internal control over financial reporting of PCTA.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: the Company did not have adequate oversight and review controls regarding the preparation and review of the accounting for income taxes as of December 31, 2007. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Rudolph Technologies, Inc. and subsidiaries listed in the accompanying index. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 3, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Rudolph Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Short Hills, New Jersey

March 3, 2008

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$72,479	$57,420
Marketable securities	33,714	16,505
Accounts receivable, less allowance of $299 in 2006 and $214 in 2007	65,373	50,015
Inventories	55,433	70,987
Income taxes receivable	—	404
Deferred income taxes	7,950	4,665
Prepaid expenses and other current assets	1,795	3,631

Total current assets	236,744	203,627
Property, plant and equipment, net	16,882	16,062
Goodwill	145,176	188,832
Identifiable intangible assets, net	37,401	48,125
Capitalized software	3,607	3,097
Other assets	676	473

Total assets	$440,486	$460,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,054	$7,975
Accrued liabilities:
Payroll and related expenses	6,408	3,910
Royalties	1,831	780
Warranty	2,171	2,365
Income taxes payable	2,113	—
Deferred revenue	11,928	5,956
Other current liabilities	3,297	6,343

Total current liabilities	35,802	27,329
Deferred income taxes	10,647	3,556
Other non-current liabilities	1,161	4,853

Total liabilities	47,610	35,738

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2007	—	—
Common stock, $0.001 par value, 50,000 shares authorized, 28,977 and 30,480 issued and outstanding at December 31, 2006 and 2007, respectively	29	30
Additional paid-in capital	361,128	379,886
Accumulated other comprehensive loss	(1,178)	(214)
Retained earnings	32,897	44,776

Total stockholders’ equity	392,876	424,478

Total liabilities and stockholders’ equity	$440,486	$460,216

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007
Revenues	$82,918	$201,168	$160,129
Cost of revenues	44,390	103,726	78,889

Gross profit	38,528	97,442	81,240

Operating expenses:
Research and development	11,901	29,856	29,993
In-process research and development	—	9,900	1,000
Selling, general and administrative	20,373	32,393	33,204
Amortization	876	4,048	4,487

Total operating expenses	33,150	76,197	68,684

Operating income	5,378	21,245	12,556
Interest income and other, net	1,388	3,191	4,149

Income before provision for income taxes	6,766	24,436	16,705
Provision for income taxes	1,789	11,730	4,846

Net income	$4,977	$12,706	$11,859

Earnings per share:
Basic	$0.29	$0.47	$0.41
Diluted	$0.29	$0.46	$0.40

Weighted average number of shares outstanding:
Basic	16,899	27,276	29,168
Diluted	16,942	27,574	29,312

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

For the years ended December 31, 2005, 2006 and 2007

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Unearned Compensation	Retained Earnings	Total	Comprehensive Income
	Shares	Amount
Balance at December 31, 2004	16,817	$17	$142,986	$(1,442)	$—	$15,214	$156,775
Proceeds from sales of shares through share-based compensation plans	124	—	1,503	—	—	—	1,503
Net income	—	—	—	—	—	4,977	4,977	$4,977
Share-based compensation	—	—	75	—	556	—	631
Unearned compensation	—	—	2,580	—	(2,580)	—	—
Tax benefit for sale of shares through share-based compensation plans	—	—	134	—	—	—	134
Currency translation	—	—	—	518	—	—	518	518
Unrealized loss on investments	—	—	—	(4)	—	—	(4)	(4)

Comprehensive income								$5,491

Balance at December 31, 2005	16,941	17	147,278	(928)	(2,024)	20,191	164,534
Proceeds from sales of shares through share-based compensation plans	738	1	8,957	—	—	—	8,958
Net income	—	—	—	—	—	12,706	12,706	$12,706
Share-based compensation	—	—	1,936	—	—	—	1,936
Adoption of SFAS 123R	—	—	(2,024)	—	2,024	—	—
Excess tax benefit for sale of shares through share-based compensation plans	—	—	1,167	—	—	—	1,167
Common stock issued in merger	11,298	11	197,822	—	—	—	197,833
Assumed August Technology options	—	—	6,040	—	—	—	6,040
Tax benefit on tax deductible transaction costs	—	—	(48)	—	—	—	(48)
Currency translation	—	—	—	(401)	—	—	(401)	(401)
Unrealized gain on investments	—	—	—	151	—	—	151	151

Comprehensive income								$12,456

Balance at December 31, 2006	28,977	29	361,128	(1,178)	—	32,897	392,876
Proceeds from sales of shares through share-based compensation plans	196	—	1,344	—	—	—	1,344
Net income	—	—	—	—	—	11,859	11,859	$11,859
Adoption of FIN 48	—	—	—	—	—	20	20
Share-based compensation	—	—	3,119	—	—	—	3,119
Excess tax benefit for sale of shares through share-based compensation plans	—	—	148	—	—	—	148
Common stock issued in acquisition	1,307	1	14,147	—	—	—	14,148
Currency translation	—	—	—	812	—	—	812	812
Unrealized gain on investments	—	—	—	152	—	—	152	152

Comprehensive income								$12,823

Balance at December 31, 2007	30,480	30	379,886	(214)	—	44,776	424,478

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$4,977	$12,706	$11,859
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization	876	4,372	5,700
Depreciation	1,773	4,300	4,500
In-process research and development	—	9,900	1,000
Foreign currency exchange loss	885	55	45
Net loss on sale of marketable securities	856	162	—
Tax benefit for sale of shares through share-based compensation plans	134	—	—
Share-based compensation	631	1,936	3,119
Provision for doubtful accounts and inventory valuation	394	3,497	496
Deferred income taxes	(109)	5,718	(3,314)
Decrease (increase) in assets excluding effects of business combinations:
Accounts receivable	(5,669)	(25,096)	21,401
Income taxes receivable	—	—	(1,089)
Inventories	3,702	(7,079)	(5,395)
Prepaid expenses and other assets	626	323	(2,339)
Increase (decrease) in liabilities excluding effects of business combinations:
Accounts payable	(207)	(438)	(3,326)
Accrued liabilities	(1,244)	790	(3,958)
Income taxes payable	(312)	610	(537)
Deferred revenue	4	7,873	(6,131)
Other current liabilities	(70)	1,017	(617)
Non-current liabilities	830	(1)	2,168

Net cash and cash equivalents provided by operating activities	8,077	20,645	23,582

Cash flows from investing activities:
Purchases of marketable securities	(49,965)	(70,803)	(77,748)
Proceeds from sales of marketable securities	70,404	93,410	95,147
Purchases of property, plant and equipment	(2,677)	(4,664)	(1,007)
Capitalized software	(882)	(2,230)	(712)
Purchase of business, net of cash acquired	(863)	(12,109)	(56,166)

Net cash and cash equivalents provided by (used in) investing activities	16,017	3,604	(40,486)

Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	1,503	8,957	1,344
Tax benefit for sale of shares through share-based compensation plans	—	1,167	148

Net cash and cash equivalents provided by financing activities	1,503	10,124	1,492

Effect of exchange rate changes on cash and cash equivalents	(238)	120	353

Net increase (decrease) in cash and cash equivalents	25,359	34,493	(15,059)
Cash and cash equivalents at beginning of year	12,627	37,986	72,479

Cash and cash equivalents at end of year	$37,986	$72,479	$57,420

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Income taxes	$1,959	$4,097	$8,170
Non-cash investing activities:
Acquisition costs for business combinations	$2,138	$6,039	$1,315
Stock issued for business combinations	$—	$197,833	$14,022

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Organization and Nature of Operations:

Rudolph Technologies, Inc. (the “Company”) designs, develops, manufactures and supports high-performance process control equipment used in semiconductor device manufacturing. The Company has branch sales and service offices in China, Korea, Taiwan and Singapore and wholly-owned sales and service subsidiaries in Europe, Japan, Washington and Minnesota. The Company operates in a single segment and supports a wide variety of applications in the areas of diffusion, etch, lithography, CVD, PVD, CMP and macro-defect detection and classification.

On February 15, 2006, the Company completed its merger with August Technology Corporation. August Technology was a world-class provider of automated defect detection and product characterization systems for microelectronic device manufacturers. Their systems provided manufacturers with information that enables process-enhancing decisions, ultimately lowering manufacturing costs and decreasing time-to-market. They had traditionally provided systems to address the automated inspection needs of the early stages of the final manufacturing or back-end of the microelectronic device manufacturing process. In addition, they had introduced new products for edge and backside inspection systems for advanced macro-defect detection primarily in the front-end of the wafer manufacturing process. When used in conjunction with one another these systems allow a manufacturer to inspect the top, edge and back of a wafer’s surface.

On December 18, 2007, the Company’s wholly-owned subsidiary, Mariner Acquisition Company LLC, entered into, and consummated the transactions contemplated by, an agreement with Applied Precision Holdings, LLC and Applied Precision, LLC (collectively, “Applied”), pursuant to which it purchased substantially all of the assets and assumed certain liabilities of the semiconductor division of Applied to be known as the Rudolph Technologies Probe Card Test and Analysis division (“PCTA”). The PCTA is engaged in the business of designing, developing, manufacturing, marketing, selling and supporting advanced probe card metrology and wafer probe process monitoring equipment and is complementary to the Company’s existing business.

2. Summary of Significant Accounting Policies:

A. Consolidation:

The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

B. Revenue Recognition:

Revenue is recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Certain sales of the Company’s products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, software, installation and training services. The Company generally recognizes product revenue upon shipment. When customer acceptance is subjective and not obtained prior to shipment, the Company defers product revenue until such time as positive affirmation of acceptance has been obtained from the customer. Customer acceptance is generally based on the Company’s products meeting published performance specifications. The amount of revenue allocated to the shipment of products is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue. The fair value of installation, training and other services is based upon billable hourly rates and the estimated time to complete the service. Revenue related to undelivered installation services is deferred until such time as installation is

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

completed at the customer’s site. Revenue related to training services is recognized ratably over the training period. Revenue from software license fees is recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. If vendor specific objective evidence does not exist for the undelivered elements of an arrangement that includes software, all revenue is deferred and recognized ratably over the period required to deliver the remaining elements.

Revenues from parts sales are recognized at the time of shipment. Revenue from service contracts is recognized ratably over the period of the contract. A provision for the estimated cost of fulfilling warranty obligations is recorded at the time the related revenue is recognized.

License support and maintenance revenue is recognized ratably over the contract period.

C. Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, purchase accounting allocations, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, accruals for contingencies and share-based payments, including forfeitures and liabilities for tax uncertainties. Actual results could differ from those estimates.

D. Cash and Cash Equivalents:

Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

E. Marketable Securities:

The Company determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses, interest and dividends on available-for-sale securities are included in interest income and other, net. Available-for-sale securities are classified as current assets regardless of their maturity date if they are available for use in current operations. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in fair value is determined to be other-than-temporary, unrealized losses on available-for-sale securities are charged against earnings. The specific identification method is used to determine the gains and losses on marketable securities.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

F. Allowance for Doubtful Accounts:

The Company evaluates the collectability of accounts receivable based on a combination of factors. In the cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligation, the Company records a specific allowance against amounts due, and thereby reduces the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and historical experience.

G. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes material, labor and overhead costs. Demonstration units, which are available for sale, are stated at their manufacturing costs and reserves are recorded to adjust the demonstration units to their net realizable value.

H. Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets which are thirty years for buildings, four to seven years for machinery and equipment, seven years for furniture and fixtures, and three years for computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred and major renewals and betterments are capitalized.

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

J. Goodwill and Other Intangible Assets:

Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company estimates the fair value of its aggregated reporting unit using the market value of its common stock at October 31 multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. The Company obtains information on completed sales of similar companies in a comparable industry to estimate the implied control premium for the Company. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, the Company may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2007. In 2007, the Company changed its annual impairment testing date from December 31 to October 31. The Company believes October 31 is preferable as it provides additional time prior to the Company’s year-end of December 31 to complete the impairment testing and report the results of those tests in its annual filing on Form 10-K.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

K. Concentration of Credit Risk:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable, cash and cash equivalents and marketable securities. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for sales on credit. The Company maintains allowances for potential credit losses. The Company maintains cash and cash equivalents and marketable securities with higher credit quality issuers and monitors the amount of credit exposure to any one issuer.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority and includes consideration of interest and penalties. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss”. Any foreign currency gains or losses related to transactions are included in operating results. Net foreign exchange rate gains and losses included in operating results are not material for all periods presented. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $1,010 and $198 as of December 31, 2006 and 2007, respectively.

O. Share-based Compensation:

Prior to January 1, 2006, the Company’s share-based compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, no compensation expense for stock options was recognized as long as the exercise price equaled or exceeded the market price of the underlying stock on the date of the grant. Compensation cost for restricted stock units issued to employees and directors was based upon the market value on the date grant. Such compensation costs were charged to unearned compensation in stockholders’ equity and amortized to expense over the requisite service period. The Company elected the disclosure-only alternative permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), for fixed stock-based awards to employees.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation cost over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation model previously utilized for options in footnote disclosures required under SFAS 123, as amended by SFAS 148. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as future stock price volatility, expected terms, risk-free interest rates and dividend yield. Expected stock price volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. Prior to the adoption of SFAS 123R, the Company recorded forfeitures as incurred. Upon adoption of SFAS 123R, compensation expense for all share-based payments includes an estimate for forfeitures and is recognized over the expected term of the share-based awards using the straight-line method. The impact of this change on prior period compensation cost was immaterial. Additionally, the unearned compensation of $2,024 at the SFAS 123R adoption date relating to previous restricted stock unit grants was offset against additional paid-in capital.

Results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148, to stock options granted under the Company’s

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

stock-based employee compensation plans for year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the stock options was estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods, with option forfeitures accounted for as they occurred:

Year Ended December 31, 2005
Net income, as reported	$4,977
Add: Share-based employee compensation expense included in reported net income, net of related income tax benefits	396
Deduct: Share-based employee compensation expense determined under fair value based method, net of related income tax benefits	(8,902)

Pro forma net loss	$(3,529)

Net income (loss) per share:
Basic-as reported	$0.29
Basic-pro forma	$(0.21)
Diluted-as reported	$0.29
Diluted-pro forma	$(0.21)

Effective April 14, 2005, the Company accelerated the vesting of all unvested stock options awarded to employees, officers and other eligible participants under the Company’s 1999 Stock Plan. A total of 959 options to purchase shares of Rudolph stock became immediately exercisable as a result of the vesting acceleration, however only 87 of the stock options, or 9% of the total accelerated shares, were “in the money”. These options were typically scheduled to incrementally vest beginning on the first anniversary of their respective grant date. The Company recognized a de minimus charge in the second quarter of 2005 as a result of the acceleration. The Company took this action because it produces a more favorable impact on the Company’s results of operations following the adoption of SFAS No. 123R, effective January 1, 2006. By accelerating the vesting of these options, the Company believes it will save approximately $7.0 million in future compensation expense that would have been required to be expensed, beginning January 1, 2006, over the remaining service period. In addition, effective May 1, 2005, the Company amended its ESPP. The amendment removed the “look back” provision, that was previously a part of the ESPP and reduced the discount for purchasing shares of the Company’s stock to five percent. These modifications to the ESPP were also made as a result of the Company’s anticipated adoption of SFAS No. 123R.

For additional information on the Company’s share-based compensation plans, see Note 10 of Notes to the Consolidated Financial Statements.

P. Research and Development and Software Development Costs:

Expenditures for research and development are expensed as incurred. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased or Marketed.” SFAS No. 86 requires that certain software product development costs incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company’s customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis, typically over seven years. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

costs. At December 31, 2006 and 2007, capitalized software development costs were $3,607 and $3,097, respectively. There was no amortization of software development cost during the year ended December 31, 2005. During the years ended December 31, 2006 and 2007, $345 and $704 of software development costs were amortized, respectively. During 2007, the Company recorded a write down of capitalized software of $507 in cost of revenues in the Consolidated Statement of Operations.

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

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2006 and 2007, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

The dollar equivalent of the US dollar forward contracts and related fair values as of December 31, 2006 and 2007 were as follows:

	December 31,
	2006	2007
Notional amount	$6,439	$5,706
Fair value of asset (liability)	$144	$(127)

The Company recognized a gain of $172, $106 and $278 with respect to forward contracts which matured during 2005, 2006 and 2007, respectively. The aggregate notional amount of these contracts was $1,736, $6,277 and $8,802, respectively.

S. Reclassifications:

Certain prior year amounts have been reclassified to conform to the 2007 financial statement presentation.

T. Recent Accounting Pronouncements:

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is continuing to evaluate the impact of adopting the provisions EITF 07-1; however, it does not anticipate that adoption will have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company’s adoption of SFAS 159 is not expected to impact its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. Based on the Company’s current operations, it does not expect that the adoption of the non-deferred portion of SFAS 157 will have a material impact on its financial position or results of operations. We have not yet evaluated the impact of the adoption of the deferred portion of SFAS 157.

3. Business Combinations:

August Technology

On February 15, 2006, the merger with August Technology was approved by its shareholders, and the issuance of shares of Rudolph common stock was approved by Rudolph’s stockholders, at their respective special meetings. The combined company is known as Rudolph Technologies, Inc. The aggregate purchase price was $246,739, consisted of $37,200 in cash, 11,298 shares of common stock valued at $197,833, the fair value of assumed August Technology options of $6,040 and transaction costs of $5,666.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of August Technology have been included in the Company’s consolidated financial statements since the date of merger. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of merger:

Cash	$29,893
Marketable securities	13,418
Accounts receivable	14,283
Inventories	23,582
Property, plant and equipment	6,075
Goodwill	132,809
Identifiable intangible assets	42,700
Other assets	1,585
Accounts payable and accrued liabilities	(11,733)
Deferred taxes	(4,279)
Other liabilities	(1,594)

$246,739

The above purchase price has been allocated based on estimates of the fair values of assets acquired and liabilities assumed. With the exception of future tax adjustments related to the merger, the effects of purchase accounting were completed during 2006. The fair value of inventories included a step-up of $3,842, of which $3,699 and $143 were recognized in cost of revenues for the years ended December 31, 2006 and 2007, respectively. At the merger date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $173 for these activities, which have occurred during the year ended December 31, 2006.

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

Approximately $9.9 million of the acquired identifiable intangible assets represented the estimated fair value of in-process research and development (“IPRD”) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations at the merger date. The purchased in-process technology projects was comprised of next generation automated macro-defect inspection systems with enhanced defect capture capabilities and software projects which improve the tools’ capabilities. The defect inspection and software projects had a value assigned to them of $6.9 million and $3.0 million, respectively. The defect inspection projects related to the next generation of the Company’s AXi defect detection systems with enhanced defect capture capabilities and were completed by the third quarter of 2006. The software projects related to new enhancement features to the Company’s next generation inspection products and were completed in 2007.

PCTA

On December 18, 2007, Rudolph and a wholly-owned subsidiary of the Company entered into, and consummated the transactions contemplated by, an Asset Purchase Agreement with Applied Precision Holdings, LLC and Applied Precision, LLC (collectively, “Applied”), pursuant to which the Company purchased substantially all of the assets and assumed certain liabilities of the semiconductor division of Applied to be known as the Rudolph Technologies Probe Card Test and Analysis division (“PCTA”). The PCTA is engaged in the business of designing, developing, manufacturing, marketing, selling and supporting advanced probe card metrology and wafer probe process monitoring equipment and is complementary to the Company’s existing business.

The closing under the Asset Purchase Agreement occurred on December 18, 2007 and the Company paid $57,897 in cash and acquisition costs and issued 1,307 shares of common stock for a total purchase price of $71,919. The purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. With the exception of future tax adjustments related to the acquisition, the final valuation of net assets is expected to be completed during 2008, but no later than one year from the acquisition date. The results of operations of the PCTA have been included in our consolidated financials statements since the date of the acquisition.

The Company has agreed to assume the following liabilities of the PCTA: accounts payable, assigned contracts, licenses and leases, warranty claims and employee liabilities, all as more fully described in the Asset Purchase Agreement. In addition, the Company has agreed to assume the defense of and all obligations relating to certain litigation currently pending against Applied.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the PCTA have been included in the Company’s consolidated financial statements since the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	5,660
Inventories	12,001
Prepaid expenses and other current assets	157
Property, plant and equipment	1,123
Goodwill	43,194
Identifiable intangible assets	16,200
Accounts payable and accrued liabilities	(3,776)
Deferred revenue	(159)
Other liabilities	(2,481)

$71,919

The fair value of inventories included a step-up of $2,418, of which none was recognized in cost of revenues for the year ended December 31, 2007. At the acquisition date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $254 for these activities during the year ended December 31, 2007.

Factors that contributed to a purchase price that resulted in recognition of goodwill include:

•

the combination of PCTA and Rudolph products should allow the combined company to offer its customers a more comprehensive suite of tools and a better integrated set of tools, thus enhancing the Company’s ability to compete more effectively;

•	the ability of the assembled workforce to continue to deliver value-added solutions and develop new products and industry leading production technologies that solve customer problems;

•	consolidation of territorial sales activities and common marketing programs;

•	redeployment or elimination of duplicative functional and facilities costs;

•	reduction of customer service costs as a result of the consolidation of the companies’ global customer service and regional support networks; and

•

the combined experience, financial resources, development expertise, size and breadth of product offerings of the combined company may allow it to respond more quickly and effectively to technological change, increased consolidation and industry demands

Of the $16,200 of acquired identifiable assets, the following table reflects the allocation of the acquired identifiable assents and related preliminary estimates of useful lives:

Developed technology	$11,600	8 years estimated useful life
Customer and distributor relationships	2,900	7.2 years weighted average estimated useful life
Trade names	700	3 years estimated useful life
In-process research and development	1,000

	$16,200

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Approximately $1.0 million of the acquired identifiable intangible assets represents the estimated fair value of in-process research and development (“IPRD”) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations at the merger date. The purchased in-process technology project was a probe card test project, related to the next generation of the Company’s ProbeWoRx systems with enhanced capabilities, and was approximately 20% complete as of the date of acquisition. The estimated costs to complete this project of $2,100, consist primarily of internal engineering labor costs which will be completed in 2008. If we are not successful in completing the inspection project on a timely basis, the future sales of the Company’s inspection products may be adversely affected resulting in erosion of the Company’s market share.

Pro Forma Combined Results of Operations

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company, August Technology and PCTA as if the respective merger and acquisition occurred at the beginning of the period presented, after giving effect to certain adjustments, including interest income and amortization expense. Due to the non-recurring nature of the IPRD and inventory step-up charges, these amounts have not been included in the unaudited pro forma consolidated financial information. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the merger and acquisition been completed as of the date indicated or of the results that may be obtained in the future.

	Year Ended December 31,
	2005	2006	2007
	(Unaudited)
Revenues	$202,825	$249,731	$194,262
Net income	$8,728	$25,526	$13,213
Earnings per share:
Basic	$0.30	$0.85	$0.43
Diluted	$0.30	$0.84	$0.43

RVSI Inspection

On January 22, 2008, the Company announced that it had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. The Company paid cash for this acquisition and will account for it as a business combination.

4. Marketable Securities:

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

At December 31, 2007, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Treasury notes and obligations of U.S. Government agencies	$2,938	$25	$(5)	$2,958
Tax-free auction rate securities	9,227	—	—	9,227
Asset-backed securities	1,132	—	(7)	1,125
Corporate bonds	2,605	2	(125)	2,482
Mortgage-backed securities	726	2	(15)	713

Total marketable securities	$16,628	$29	$(152)	$16,505

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2006 and 2007:

	December 31, 2006		December 31, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$22,358	$22,339	$9,857	$9,848
Due after one through five years	9,966	9,749	4,240	4,142
Due after five through ten years	457	447	222	219
Due after ten years	1,208	1,179	2,309	2,296

Total marketable securities	$33,989	$33,714	$16,628	$16,505

Net realized losses of $856, $162 and $0 were included in the Consolidated Statement of Operations for 2005, 2006 and 2007, respectively.

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2006:

	In Unrealized Loss Position for less than 12 Months		In Unrealized Loss Position for 12 Months or Greater		Total in Unrealized Loss Position
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Treasury notes and obligations of U.S. Government agencies	$—	$—	$7,625	$(154)	$7,626	$(154)
Tax-free auction rate securities	—	—	—	—	—	—
Asset-backed securities	31	(1)	1,506	(27)	1,537	(28)
Corporate bonds	—	—	3,689	(73)	3,689	(73)
Mortgage-backed securities	22	—	818	(23)	840	(23)

Total marketable securities	$53	$(1)	$13,638	$(277)	$13,692	$(278)

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2007:

	In Unrealized Loss Position for less than 12 Months		In Unrealized Loss Position for 12 Months or Greater		Total in Unrealized Loss Position
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Treasury notes and obligations of U.S. Government agencies	$—	$—	$996	$(5)	$996	$(5)
Tax-free auction rate securities	—	—	—	—	—	—
Asset-backed securities	16	—	1,006	(7)	1,022	(7)
Corporate bonds	45	(1)	2,203	(124)	2,248	(125)
Mortgage-backed securities	—	—	505	(15)	505	(15)

Total marketable securities	$61	$(1)	$4,710	$(151)	$4,771	$(152)

The gross unrealized losses related to marketable securities are primarily due to a decrease in the fair value of debt securities as a result of current market conditions in mortgage-backed securities and an increase in interest rates since the securities were purchased. The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2006 and 2007 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

5. Inventories:

Inventories are comprised of the following:

	December 31,
	2006	2007
Materials	$33,347	$34,556
Work-in-process	12,687	20,820
Finished goods	9,399	15,611

Total inventories	$55,433	$70,987

The Company has established reserves of $2,805 and $3,394 at December 31, 2006 and 2007, respectively, for slow moving and obsolete inventory. During 2006, the Company recorded a charge of $3,585 for excess parts, for older product lines and for parts that design and engineering advancements rendered obsolete, of which $2,567 was written off. During 2007, the Company recorded a charge of $661 for the write-down of inventory for excess parts, for older product lines and for parts that design and engineering advancements rendered obsolete. In 2007, the Company wrote off $72 of the inventory reserve.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

6. Property, Plant and Equipment:

Property, plant and equipment, net is comprised of the following:

	December 31,
	2006	2007
Land and building	$5,180	$5,185
Machinery and equipment	9,471	11,829
Furniture and fixtures	2,425	2,668
Computer equipment	5,207	6,407
Leasehold improvements	5,945	5,791

	28,228	31,880
Accumulated depreciation	(11,346)	(15,818)

Property, plant and equipment, net	$16,882	$16,062

Depreciation expense amounted to $1,773, $4,300 and $4,500 for the years ended December 31, 2005, 2006, and 2007, respectively.

7. Identifiable Intangible Assets and Goodwill:

Identifiable intangible assets as of December 31, 2006 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$37,991	$7,669	$30,322
Customer relationships	4,400	429	3,971
Trade names	3,400	292	3,108

Total identifiable intangible assets	$45,791	$8,390	$37,401

Identifiable intangible assets as of December 31, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$49,591	$11,324	$38,267
Customer and distributor relationships	7,300	917	6,383
Trade names	4,100	625	3,475

Total identifiable intangible assets	$60,991	$12,866	$48,125

Intangible asset amortization expense amounted to $876, $4,027 and $4,476 for the years ended December 31, 2005, 2006 and 2007, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense amounts to $6,638 for 2008, $6,297 for 2009, $6,081 for 2010, $5,848 for 2011 and $5,848 for 2012.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2005	$13,245
August Technology merger	131,931

Balance as of December 31, 2006	145,176
PCTA acquisition	43,194
Tax adjustments related to prior acquisition	462

Balance as of December 31, 2007	$188,832

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2005	2006	2007
Balance, beginning of the year	$1,209	$1,234	$2,171
Accruals	1,945	2,298	2,669
Warranty liability assumed in merger	—	1,244	532
Settlements	(1,920)	(2,605)	(3,007)

Balance, end of the year	$1,234	$2,171	$2,365

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Lease Agreements

The Company rents space for its manufacturing and service operations and sales offices, which expire through 2016. Total rent expense for these facilities amounted to $1,550, $2,162 and $2,264 for the years ended December 31, 2005, 2006 and 2007, respectively.

The Company also leases certain equipment pursuant to operating leases, which expire through 2010. Rent expense related to these leases amounted to $42, $165 and $171 for the years ended December 31, 2005, 2006 and 2007, respectively.

Total future minimum lease payments under noncancelable operating leases as of December 31, 2007 amounted to $2,527 for 2008, $1,842 for 2009, $1,546 for 2010, $1,533 for 2011, $1,100 for 2012 and $2,177 for all periods thereafter.

Royalty Agreements

Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $2,071, $2,990 and $1,389 for the years ended December 31, 2005, 2006 and 2007, respectively.

Open and Committed Purchase Orders

The Company has open and committed purchase orders of $21.5 million as of December 31, 2007.

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In 1996, the Company adopted the 1996 Stock Option Plan (the “Option Plan”). Under the Option Plan, the Company was authorized to grant options to purchase up to 1,070 shares of common stock. All of the outstanding options became 100% vested upon the initial public offering of the Company on November 12, 1999. As of December 31, 2006 and 2007, there were no shares of common stock reserved for future grants under the Option Plan.

The Company established the 1999 Stock Plan (the “1999 Plan”) effective August 31, 1999. The 1999 Plan provides for the grant of 2,000 stock options and stock purchase rights, subject to annual increases, to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan typically grade vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 1999 Plan typically vest over a five-year period for employees and one year for directors. As of December 31, 2006 and 2007, there were 892 and 1,029 shares of common stock reserved for future grants under the 1999 Plan, respectively.

The Company assumed the August Technology Corporation 1997 Stock Plan (the “1997 Plan”) at the merger date. Stock options granted under the 1997 Plan vest over periods that range from immediate to five-years and expire in either seven or ten years from the date of grant. As of December 31, 2006, there were 666 shares of common stock reserved for future grants under the 1997 Plan. In the third quarter of 2007, the 1997 Plan expired and as of December 31, 2007, there were no shares of common stock reserved for future grants under the 1997 Plan.

The following table reflects share-based compensation expense by type of award in accordance with SFAS 123R:

	Year Ended December 31,
	2006	2007
Share-based compensation expense:
Stock options	$750	$721
Restricted stock units	1,186	2,398

Total share-based compensation	1,936	3,119
Tax effect on share-based compensation	757	1,279

Net effect on net income	$1,179	$1,840

Tax effect on:
Cash flows from financing activities	$1,167	$148
Effect on earnings per share—basic	$(0.04)	$(0.06)
Effect on earnings per share—diluted	$(0.04)	$(0.06)

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Valuation Assumptions for Stock Options

For the year ended December 31, 2005, there were 2 stock options granted. For the year ended December 31, 2006, there were 5 stock options granted and 369 unvested options and 1,049 vested options assumed from the August Technology merger. The fair value of the vested options assumed from the August Technology merger was $6,040, the fair value at the merger date. For the year ended, December 31, 2007, there were no stock options granted. The fair value of each option was estimated on the date of grant for the granted options and the merger date for the unvested options assumed from the August Technology merger, using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2005	2006
Expected life (years)	5.0	3.4
Expected volatility	50.9%	55.1%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	3.9%	4.6%
Weighted average fair value per option	$7.55	$8.99

Stock Option Activity

The following table summarizes stock option activity:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	2,738	$22.55
Granted	2	15.30
Exercised	(61)	13.13
Expired	(106)	25.85
Forfeited	(59)	21.12

Outstanding at December 31, 2005	2,514	22.67
Granted	5	16.72
Assumed from August Technology	1,418	14.02
Exercised	(674)	12.84
Expired	(113)	22.27
Forfeited	(42)	13.56

Outstanding at December 31, 2006	3,108	$20.98
Granted	—	—
Exercised	(96)	11.54
Expired	(241)	14.39
Forfeited	(16)	21.93

Outstanding at December 31, 2007	2,755	$21.27	3.9	$577

Vested or expected to vest at December 31, 2007	2,737	$21.31	3.8	$290

Exercisable at December 31, 2007	2,614	$21.66	3.7	$546

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The total intrinsic value of the stock options exercised during 2005, 2006 and 2007 was $233, $3,472 and $506, respectively. In connection with these exercises, the tax benefits realized by the Company for 2005, 2006 and 2007 were $134, $1,167 and $191, respectively.

The options outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.56 - $ 14.81	628	5.1	$12.26	518	$12.02
$ 14.82 - $ 16.41	871	3.2	$16.12	849	$16.13
$ 16.49 - $ 24.20	553	4.3	$21.74	544	$21.82
$ 24.25 - $ 40.13	671	3.3	$34.66	671	$34.66
$ 41.75 - $ 50.30	32	3.2	$48.68	32	$48.68

$ 0.56 - $ 50.30	2,755	3.9	$21.27	2,614	$21.66

As of December 31, 2007, there was $1,151 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average remaining period of 2.0 years.

The Company recognized a tax benefit of $569 for stock options exercised during the year ended December 31, 2006, which was assumed in the purchase price of the August Technology merger. This benefit reduced goodwill.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity:

A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2005, 2006 and 2007 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2004	—	$—
Granted	161	$16.60
Vested	—	$—
Forfeited	—	$—

Nonvested at December 31, 2005	161	$16.60
Granted	228	$16.61
Vested	(48)	$16.23
Forfeited	(5)	$14.97

Nonvested at December 31, 2006	336	$16.68
Granted	463	$15.69
Vested	(86)	$16.24
Forfeited	(33)	$16.24

Nonvested at December 31, 2007	680	$16.08

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

As of December 31, 2007, there was $7,852 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 3.7 years.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan (the “ESPP”) effective August 31, 1999 and amended on May 1, 2005. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Rudolph common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of the Rudolph common stock at the end of the applicable six-month purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by SFAS 123R. No stock-based compensation expense for the ESPP was recorded for the year ended December 31, 2006 and 2007. As of December 31, 2006 and 2007, there were 1,727 and 2,010 shares available for issuance under the ESPP, respectively.

401(k) Savings Plan

The Company has a 401(k) savings plan to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 100% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Company matching contributions to the Plan totaled $393, $693 and $746 for the years ended December 31, 2005, 2006 and 2007, respectively.

Profit Sharing Program

The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2005, 2006 and 2007.

11. Interest Income and Other, Net:

	Year Ended December 31,
	2005	2006	2007
Interest income	$2,234	$3,345	$4,143
Realized losses on sale of marketable securities	(856)	(162)	—
Rental income	10	8	6

Total interest income and other, net	$1,388	$3,191	$4,149

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

12. Income Taxes:

The components of income tax expense are as follows:

	Year Ended December 31,
	2005	2006	2007
Current:
Federal	$(89)	$2,253	$3,827
State	387	1,840	939
Foreign	1,536	1,920	3,395

	1,834	6,013	8,161

Deferred:
Federal	(349)	5,456	(2,507)
State	(53)	173	(674)
Foreign	357	88	(134)

	(45)	5,717	(3,315)

Total income tax expense	$1,789	$11,730	$4,846

Income before income tax of $1,988 and $4,778 was generated by domestic and foreign operations, respectively, in 2005. Income before income tax of $13,532 and $10,904 was generated by domestic and foreign operations, respectively, in 2006. Income before income tax of $2,856 and $13,849 was generated by domestic and foreign operations, respectively, in 2007.

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2006	2007
Research and development credit carryforward	$3,387	$3,709
Reserves and accruals not currently deductible	1,489	1,199
Deferred revenue	1,004	2,190
Domestic net operating loss carryforwards	49	280
Foreign net operating loss and credit carryforwards	—	2,288
Amortization of intangibles	2,956	2,293
Tax deductible transaction costs	780	704
Share-based compensation	573	196
Inventory obsolescence reserve	2,455	1,370
Other	667	823

Gross deferred tax assets	13,360	15,052
Valuation allowance for deferred tax assets	(964)	(1,295)

Deferred tax assets after valuation allowance	12,396	13,757

Amortization of intangibles	(14,592)	(12,436)
Other	(501)	(212)

Total deferred tax liabilities	(15,093)	(12,648)

Net deferred tax assets (liabilities)	$(2,697)	$1,109

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 34% for the year ended December 31, 2005 and 35% for the years ended December 31, 2006 and 2007 to income before provision for income taxes as follows:

	Year Ended December 31,
	2005	2006	2007
Federal income tax provision at statutory rate	$2,310	$8,553	$5,847
State taxes, net of federal effect	351	1,290	306
In-process research and development write-off	—	3,465	350
Research tax credit	(566)	(765)	(1,262)
Extraterritorial income exclusion	(174)	(296)	—
Domestic manufacturing benefit	—	(185)	(279)
Change in valuation allowance for deferred tax assets	(106)	(524)	331
Other	(26)	192	(447)

Provision for income taxes	$1,789	$11,730	$4,846

Effective tax rate	26%	48%	29%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes unless otherwise noted by a valuation allowance that it is more likely than not that the Company will realize the benefits of its deferred tax assets at December 31, 2007. At December 31, 2007, the Company had state and foreign net operating loss carryforwards of approximately $431 and $133, respectively. The net operating loss carryforwards expire on various dates through December 31, 2014. At December 31, 2007, the Company had federal and state research & development credits and foreign tax credit carryforwards of $1,711, $3,102 and $2,154, respectively. The federal research & development credits are set to expire at various dates through December 31, 2027. The state research & development credits are set to expire at various dates through December 21, 2022. The foreign tax credit is set to expire at various dates through December 31, 2017.

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

The following table is a reconciliation of beginning and ending balances of unrecognized tax benefits:

Unrecognized tax benefits, opening balance	$4,552
Gross increases—tax positions in prior period	635
Gross increases—current-period tax positions	1,301
Lapse of statute of limitations	(613)

Unrecognized tax benefits, ending balance	$5,875

The total amount of unrecognized tax benefits as of the date of adoption was $4,552. Included in the balance of unrecognized tax benefits at January 1, 2007, are $2,359 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at January 1, 2007, are $245 of tax

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

benefits that, if recognized, would result in a decrease to goodwill recorded in business combinations, and $1,948 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes and non-current receivables. As of December 31, 2007, the total amount of unrecognized tax benefits is $5,875, of which $3,610 would impact the effective tax rate if recognized. Additional adjustments to goodwill arising from the August merger and the PCTA acquisition may be recorded as accounting for pre-acquisition tax positions is finalized. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in the Company’s unrecognized tax benefits.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. Upon adoption of FIN 48 on January 1, 2007, the Company increased its accrual for interest and penalties to $96. During the year ended December 31, 2007, the Company recognized approximately $33 in interest and penalties expense associated with uncertain tax positions. As of December 31, 2007, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $129.

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

The following table lists the different sources of revenue:

	Year Ended December 31,
	2005		2006		2007
Systems:
Metrology	$52,596	63%	$68,035	34%	$34,738	22%
Inspection	11,644	14	100,666	50	85,012	53
Parts	9,188	11	14,217	7	13,678	9
Services	8,205	10	11,457	6	14,121	8
Software licensing	1,285	2	6,793	3	12,580	8

Total revenue	$82,918	100%	$201,168	100%	$160,129	100%

For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Revenue by geographic region is as follows:

	Year Ended December 31,
	2005	2006	2007
Revenues from third parties:
United States	$18,675	$59,097	$36,710
Asia	46,666	120,472	93,631
Europe	17,577	21,599	29,788

Total	$82,918	$201,168	$160,129

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007
Customers comprising 10% or more of the Company’s total revenue for the period indicated:
A	20.3%	14.0%	11.5%
B	10.1%	2.9%	7.0%

	Year Ended December 31,
	2005	2006	2007
Accounts receivable of customers comprising 10% or more of the Company’s total revenue for the period indicated:
A	$2,151	$7,094	$1,680
B	$5,600	$4,454	$5,621

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

The computations of basic and diluted earnings per share for the years ended December 31, 2005, 2006 and 2007 are as follows:

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2005
Basic earnings per share:
Net income	$4,977	16,899	$0.29
Effect of dilutive stock options and restricted stock units	—	43	—

Diluted earnings per share:
Net income	$4,977	16,942	$0.29

For the year ended December 31, 2006
Basic earnings per share:
Net income	$12,706	27,276	$0.47
Effect of dilutive stock options and restricted stock units	—	298	(0.01)

Diluted earnings per share:
Net income	$12,706	27,574	$0.46

For the year ended December 31, 2007
Basic earnings per share:
Net income	$11,859	29,168	$0.41
Effect of dilutive stock options and restricted stock units	—	144	(0.01)

Diluted earnings per share:
Net income	$11,859	29,312	$0.40

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

For the year ended December 31, 2005, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,092 and 126, respectively. For the year ended December 31, 2006, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,008 and 12, respectively. For the year ended December 31, 2007, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,185 and 129, respectively.

15. Quarterly Consolidated Financial Data (unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2007. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of the Company’s results of operations may not be as meaningful as the sequential quarterly comparisons set forth below tend to reflect the cyclical activity of the semiconductor industry as a whole, for the 2006 quarters reflect the August Technology merger effective February 15, 2006, and for the 2007 fourth quarter reflects the PCTA acquisition effective December 18, 2007. Quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year and the purchase accounting effects of business combinations.

	Quarters Ended				Total
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$31,848	$56,692	$58,166	$54,462	$201,168
Gross profit	9,249	29,691	30,567	27,935	97,442
Income (loss) before income taxes	(12,907)	12,996	13,352	10,995	24,436
Net income (loss)	(11,746)	7,991	8,071	8,390	12,706
Earnings (loss) per share:
Basic	$(0.52)	$0.28	$0.28	$0.29	$0.47
Diluted	$(0.52)	$0.28	$0.28	$0.29	$0.46
Weighted average number of shares outstanding:
Basic	22,545	28,638	28,849	28,954	27,276
Diluted	22,545	28,943	29,119	29,342	27,574

	Quarters Ended				Total
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Revenues	$48,356	$47,730	$31,461	$32,582	$160,129
Gross profit	26,250	24,850	15,540	14,600	81,240
Income (loss) before income taxes	8,705	7,749	1,203	(952)	16,705
Net income (loss)	5,564	5,451	1,388	(544)	11,859
Earnings (loss) per share:
Basic	$0.19	$0.19	$0.05	$(0.02)	$0.41
Diluted	$0.19	$0.19	$0.05	$(0.02)	$0.40
Weighted average number of shares outstanding:
Basic	29,031	29,108	29,152	29,371	29,168
Diluted	29,224	29,312	29,250	29,371	29,312

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expenses	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2005:
Allowance for doubtful accounts	$323	$(68)	$—	$25	$230
Inventory valuation	1,307	480	—	—	1,787
Warranty	1,209	1,945	—	1,920	1,234
Deferred tax valuation allowance	629	258	—	363	524

Year 2006:
Allowance for doubtful accounts	$230	$69	$—	$—	$299
Inventory valuation	1,787	3,585	—	2,567	2,805
Warranty	1,234	2,298	1,244	2,605	2,171
Deferred tax valuation allowance	524	964	—	524	964

Year 2007:
Allowance for doubtful accounts	$299	$(85)	$—	$—	$214
Inventory valuation	2,805	661	—	72	3,394
Warranty	2,171	2,669	532	3,007	2,365
Deferred tax valuation allowance	964	331	—	—	1,295

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

RUDOLPH TECHNOLOGIES, INC.

By:	/s/ PAUL F. MCLAUGHLIN
Paul F. McLaughlin Chairman and Chief Executive Officer

Date:	March 3, 2008

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ PAUL F. MCLAUGHLIN Paul F. McLaughlin	Chairman and Chief Executive Officer	March 3, 2008

/s/ STEVEN R. ROTH Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2008

/s/ DANIEL H. BERRY Daniel H. Berry	Director	March 3, 2008

/s/ PAUL CRAIG Paul Craig	Director	March 3, 2008

/s/ THOMAS G. GREIG Thomas G. Greig	Director	March 3, 2008

/s/ JEFF L. O’DELL Jeff L. O’Dell	Director	March 3, 2008

/s/ CARL E. RING, JR. Carl E. Ring, Jr.	Director	March 3, 2008

/s/ RICHARD F. SPANIER Richard F. Spanier	Director	March 3, 2008

/s/ AUBREY C. TOBEY Aubrey C. Tobey	Director	March 3, 2008

/s/ JOHN R. WHITTEN John R. Whitten	Director	March 3, 2008

/s/ MICHAEL W. WRIGHT Michael W. Wright	Director	March 3, 2008

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).

2.2	Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005).

2.3	Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).

3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).

4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).

4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

10.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.3	Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q, filed on November 14, 2001).

10.4	Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.5	Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

Exhibit No.	Description

10.6	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.7	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

10.8	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.9	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.10	Form of option agreement under 1999 Stock Plan (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 5, 2004).

10.11	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (filed with Rudolph Technologies, Inc.’s Current Report on Form 8-K filed on June 21, 2005 and incorporated herein by reference).

10.12	Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).

14.1	Rudolph Technologies Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).

14.2	Rudolph Technologies Financial Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).

18.1	Preferability letter of KPMG LLP, Independent Registered Public Accounting Firm, filed herewith.

21.1	Subsidiaries.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

+	Confidential treatment has been granted with respect to portions of this exhibit.