Form 10-Q
period 2008-03-31
RUDOLPH TECHNOLOGIES INC
filed 2008-05-09
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: March 31, 2008

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934).     Large accelerated filer [   ]    Accelerated filer [ X ]     Non-accelerated filer [    ] (do not check if smaller reporting company)     Smaller reporting company [    ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_] No [X]

        The number of outstanding shares of the Registrant's Common Stock on April 22, 2008 was 30,564,122.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$ 48,693	$ 57,420
Marketable securities	10,542	16,505
Accounts receivable, net	59,925	50,015
Inventories	79,964	70,987
Prepaid expenses and other current assets	10,810	8,700
Total current assets	209,934	203,627
Property, plant and equipment, net	17,518	16,062
Goodwill	190,458	188,832
Identifiable intangible assets, net	46,756	48,125
Other assets	3,409	3,570
Total assets	$ 468,075	$ 460,216

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 18,427	$ 15,030
Other current liabilities	16,016	12,299
Total current liabilities	34,443	27,329
Non-current liabilities	9,654	8,409
Total liabilities	44,097	35,738

Commitments and contingencies

Stockholders' equity:
Common stock	30	30
Additional paid-in capital	380,647	379,886
Accumulated other comprehensive gain (loss)	171	(214)
Retained earnings	43,130	44,776
Total stockholders' equity	423,978	424,478
Total liabilities and stockholders' equity	$ 468,075	$ 460,216

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues	$ 37,210	$ 48,356
Cost of revenues	22,095	22,106
Gross profit	15,115	26,250
Operating expenses:
Research and development	7,797	8,677
Selling, general and administrative	9,094	8,775
Amortization	1,668	1,126
Total operating expenses	18,559	18,578
Operating income (loss)	(3,444)	7,672
Interest income and other, net	381	1,033
Income (loss) before income taxes	(3,063)	8,705
Provision (benefit) for income taxes	(1,417)	3,141
Net income (loss)	$ (1,646)	$ 5,564
Earnings (loss) per share:
Basic	$ (0.05)	$ 0.19
Diluted	$ (0.05)	$ 0.19
Weighted average shares outstanding:
Basic	30,533	29,031
Diluted	30,533	29,224

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (1,646)	$ 5,564
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Amortization	1,843	1,814
Depreciation	1,050	1,172
Foreign currency exchange gain	(253)	(271)
Net loss on sales of marketable securities	-	3
Share-based compensation	755	846
Provision for (recovery of) doubtful accounts and inventory valuation	2,284	(492)
Decrease (increase) in assets excluding effects of business combinations:
Accounts receivable	(6,890)	2,213
Inventories	(6,769)	(5,329)
Prepaid expenses and other assets	(2,723)	(180)
Increase (decrease) in liabilities excluding effects of business combinations:
Accounts payable and accrued liabilities	3,240	(2,752)
Other current liabilities	3,600	(1,739)
Non-current liabilities	76	37
Net cash and cash equivalents (used in) provided by operating activities	(5,433)	886
Cash flows from investing activities:
Purchases of marketable securities	(5,916)	(24,558)
Proceeds from sales of marketable securities	11,994	6,840
Purchases of property, plant and equipment	(1,403)	(478)
Capitalized software	-	(397)
Purchase of businesses	(8,550)	-
Net cash and cash equivalents used in investing activities	(3,875)	(18,593)
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	6	690
Tax benefit for sale of shares through share-based compensation plans	-	108
Net cash and cash equivalents provided by financing activities	6	798
Effect of exchange rate changes on cash and cash equivalents	575	13
Net decrease in cash and cash equivalents	(8,727)	(16,896)
Cash and cash equivalents at beginning of period	57,420	72,479
Cash and cash equivalents at end of period	$ 48,693	$ 55,583

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2008 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 2.   Business Combinations

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

The closing under the Asset Purchase Agreement occurred on December 18, 2007 and the Company paid $59,134 in cash and acquisition costs and issued 1,307 shares of common stock for a total purchase price of $73,156. The purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. With the exception of future tax adjustments related to the acquisition, the final valuation of net assets is expected to be completed during 2008. The results of operations of the PCTA have been included in our consolidated financials statements since the date of the acquisition.

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

            The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the PCTA have been included in the Company’s consolidated financial statements since the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$ 5,660
Inventories	12,001
Prepaid expenses and other current assets	157
Property, plant and equipment	1,122
Goodwill	44,426
Identifiable assets	16,200
Accounts payable and accrued liabilities	(3,777)
Deferred revenue	(159)
Other Liabilities	(2,474)
$ 73,156

The fair value of inventories included a step-up of $3,556, of which $442 was recognized in cost of revenues for the three months ended March 31, 2008. At the acquisition date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $254 for these activities, of which none was utilized for the three months ended March 31, 2008.

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

Developed technology	$ 11,600	8 years estimated useful life
Customer and distributor relationships	2,900	7.2 years weighted average estimated useful life
Trade names	700	3 years estimated useful life
In-process research and development	1,000
	$ 16,200

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

Pro Forma Combined Results of Operations

            The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company and PCTA as if the respective merger and acquisition occurred at the beginning of the period presented, after giving effect to certain adjustments, including interest income and amortization expense. Due to the non-recurring nature of the IPRD and inventory step-up charges, these amounts have not been included in the unaudited pro forma consolidated financial information. The unaudited pro forma consolidated financial information does not necessarily reflect the results of operations that would have occurred had the merger and acquisition been completed as of the date indicated or of the results that may be obtained in the future.

Three Months Ended March 31, 2007
(unaudited)
Revenues	$ 57,778
Net income	$ 6,008
Earnings per share:
Basic	$ 0.20
Diluted	$ 0.20

RVSI Inspection

            On January 22, 2008, the Company announced that it had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. The acquired business is currently known as the Rudolph Technologies Wafers Scanner Product Group.  The Company accounts for this acquisition as a business combination.  The impact of the acquisition was not material to the Company's consolidated financial position or results of operations.

NOTE 3.  Fair Value Measurements
            In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model.

            The Company adopted SFAS No. 157 on January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.

            SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the management's assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

            The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2008:

Fair value measurements at March 31, 2008
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury notes	$ 216	$ 216	$ -	$ -
All other marketable securities	10,326	-	10,326	-
Foreign currency forward contracts	(5,029)	(5,029)	-	-
Total	$ 5,513	$ (4,813)	$ 10,326	$ -

            When available, the Company uses quoted market prices to determine the fair value of its marketable securities included in Level 1. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.  When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information. These investments are included in Level 2 and primarily comprise the Company's portfolio of corporate debt securities, auction rate securities, government-sponsored enterprise, and asset-backed securities.

            The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

            The Company has adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for its financial instruments.

NOTE 4.   Marketable Securities

            The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss".  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net".  Net realized losses on available-for-sale securities were $0 and $3 for the three months ended March 31, 2008 and 2007, respectively.  Gross unrealized gains on available-for-sale securities were $90 and $29 as of March 31, 2008 and December 31, 2007, respectively.  Gross unrealized losses on available-for-sale securities were $68 and $152 as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, the Company held $3.1 million of auction-rate securities.  The underlying assets of the Company's auction-rate securities consisted of municipal bonds with an auction reset feature .  Due to auction rate securities markets being disrupted during the first quarter of 2008, we experienced auction failures for the first time.  An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers.  The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.  All of our auction rate securities held at March 31, 2008 had experienced failed auctions. We do not believe these securities are impaired currently and also believe we will sell them within the next twelve months.   In addition, while all of our auction rate securities are currently rated A or above, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

NOTE 5.    Derivative Instruments and Hedging Activities

            The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2008 and December 31, 2007, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

            The dollar equivalent of the US dollar forward contracts and related fair values were as follows:

	March 31, 2008	December 31, 2007
Notional amount	$ 5,653	$ 5,706
Fair value of liability	$ 624	$ 127

NOTE 6.    Identifiable Intangible Assets

            Identifiable intangible assets as of  March 31, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 49,891	$ 12,601	$ 37,290
Customer and distributor relationships	7,300	1,167	6,133
Trade names	4,100	767	3,333
Total identifiable intangible assets	$ 61,291	$ 14,535	$ 46,756

            Identifiable intangible assets as of December 31, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 49,591	$ 11,324	$ 38,267
Customer and distributor relationships	7,300	917	6,383
Trade names	4,100	625	3,475
Total identifiable intangible assets	$ 60,991	$ 12,866	$ 48,125

          Intangible asset amortization expense for the three months ended March 31, 2008 and 2007 was $1,668 and $1,119, respectively.  Estimated amortization expense  for the remainder of 2008 amounts to $5,002 and in each of the next five years amounts to $6,341 for 2009, $6,124 for 2010, $5,891 for 2011, $5,891 for 2012, and $5,891 for 2013.

NOTE 7.   Accounts Receivable

          Accounts receivable are net of the allowance for doubtful accounts of $462 and $214 as of March 31, 2008 and December 31, 2007, respectively.

NOTE 8.    Inventories
	March 31,	December 31,
	2008	2007
Materials	$ 42,816	$ 34,556
Work-in-process	19,750	20,820
Finished goods	17,398	15,611
Total inventories	$ 79,964	$ 70,987
         The Company has established reserves of $5,532 and $3,394 as of March 31, 2008 and December 31, 2007, respectively.

NOTE 9.   Property, Plant and Equipment
	March 31,	December 31,
	2008	2007
Land and building	$ 6,201	$ 5,185
Machinery and equipment	12,691	11,829
Furniture and fixtures	2,679	2,668
Computer equipment	6,827	6,407
Leasehold improvements	5,857	5,791
	34,255	31,880
Accumulated depreciation	(16,737)	(15,818)
Net property, plant and equipment	$ 17,518	$ 16,062

NOTE 10.   Commitments and Contingencies

 Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Three Months Ended March 31,
	2008	2007
Balance, beginning of the period	$ 2,365	$ 2,171
Accruals	554	710
Warranty liability assumed in merger	136	-
Settlements	(628)	(708)
Balance, end of the period	$ 2,427	$ 2,173

NOTE 11.   Share-Based Compensation

Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the three month period ended March 31, 2008 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	680	$ 16.08
Granted	2	$ 10.00
Vested	(78)	$ 16.48
Forfeited	(46)	$ 16.72
Nonvested at March 31, 2008	558	$ 15..96

        As of March 31, 2008 and December 31, 2007, there was $7,520 and $7,852 of total unrecognized compensation cost related to restricted stock units granted under the plans, respectively.  That cost is expected to be recognized over a weighted average period of 3.5 years and 3.7 years for the respective periods.

NOTE 12.   Interest Income and Other, Net

	Three Months Ended March 31,
	2008	2007
Interest income	$ 381	$ 1,036
Realized losses on sales of marketable securities, net	-	(3)
Total interest income and other, net	$ 381	$ 1,033

NOTE 13.  Income Taxes

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

            The total amount of unrecognized tax benefits as of the date of adoption was $4,552.  As of March 31, 2008, the total amount of unrecognized tax benefits is $5,991, of which $3,714 would impact the effective tax rate if recognized. There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in the Company's unrecognized tax benefits.

            The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense.  As of March 31, 2008, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $129.

            The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company is not under examination by the Internal Revenue Service for examination of income tax returns for open periods, December 31, 2004 through December 31, 2007. The Company is not currently under examination by any U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2002.

NOTE 14.   Comprehensive Income (Loss)

        The difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$ (1,646)	$ 5,564
Change in net unrealized gains on investments, net of tax	39	64
Change in currency translation adjustments	346	104
Total comprehensive income (loss)	$ (1,261)	$ 5,732
NOTE 15.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options and restricted stock units for 2007.  For the three month period ended March 31, 2008, all outstanding stock options and restricted stock units totaling 52, were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive.  During the three months ended March 31, 2007, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  During the three months ended March 31, 2007, there were restricted stock units which were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.  For the three months ended March 31, 2007,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 1,950.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net income (loss)	$ (1,646)	$ 5,564
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	30,533	29,031
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	-	193
Diluted earnings (loss) per share - weighted average shares outstanding	30,533	29,224
Earnings (loss) per share:
Basic	$ (0.05)	$ 0.19
Diluted	$ (0.05)	$ 0.19

NOTE 16.   Segment Reporting and Geographic Information

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

The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2008		2007
Revenue Type
Systems:
Metrology	$ 8,265	22%	$ 11,127	23%
Inspection	20,468	55%	24,891	51%
Parts	3,904	11%	3,380	7%
Services	3,304	9%	3,355	7%
Software licensing	1,269	3%	5,603	12%
Total	$ 37,210	100%	$ 48,356	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2008	2007
United States	$ 5,415	$ 8,614
Asia	25,054	27,833
Europe	6,741	11,909
Total	$ 37,210	$ 48,356

        Customers comprising 10% or more of revenue in either period presented:

	Three Months Ended
	March 31,
	2008	2007
Customer A	12.2%	10.9%
Customer B	6.9%	12.3%
Customer C	0.3%	10.3%

NOTE 17.   Recent Accounting Pronouncements

           In March 2008, the Financial Accounting Standards Board ("FASB') issued SFAS No. 161, "Disclosure about Derivatives Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  The Company is currently evaluating the potential impact of adopting SFAS 161.

            In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 - "Effective Date of FASB Statement No. 157" delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of SFAS No. 157-2 on its consolidated financial position, results of operations and cash flows.

            In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

            In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for its financial instruments.

NOTE 18.   Reclassifications

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

        The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in this Current Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2007.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

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

        Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled "Risk Factors." Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.

        For further information about our critical accounting policies, see the discussion of critical accounting policies in our 2007 Annual Report on Form 10-K.

        See Note 17 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q regarding the impact of recent accounting pronouncements on the Company's financial position and results of operations.

Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

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

            The closing occurred on December 18, 2007 and we paid $59.1 million in cash and issued 1.3 million shares of common stock for a total purchase price of $73.2 million. Under the terms of the purchase agreement, we agreed to assume the following liabilities of Applied relating to the PCTA: accounts payable, assigned contracts, licenses and leases, warranty claims and employee liabilities. In addition, we agreed to assume the defense of and all obligations relating to certain litigation. The cash portion of the purchase price is subject to further post-closing adjustment based on the final closing net asset balance. The purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed during 2008.

            On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. The acquired business is currently known as the Rudolph Technologies Wafers Scanner Product Group.  We account for this acquisition as a business combination.  The impact of the acquisition was not material to our consolidated financial position or results of operations.

            Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 15-20% for 2008. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 0.9 for the month of March 2008, remaining the same from the December 2007 book-to-bill ratio of 0.9.

            Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2008 and for the years ended December 31, 2007, 2006 and 2005, sales to customers that individually represented at least five percent of our revenues accounted for 64.8%, 37.1%, 40.9%, and 62.6% of our revenues, respectively.

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

            A significant portion of our revenues has been derived from customers outside of the United States.  In the three month period ended March 31, 2008, approximately 85.4% of our revenues were derived from customers outside of the United States, of which 67.3% were derived from customers in Asia and 18.1% were derived from customers in Europe.  In 2007, approximately 77.1% of our revenues were derived from customers outside of the United States, of which 58.5% were derived from customers in Asia and 18.6% were derived from customers in Europe.  In 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe.  In 2005, approximately 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

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

            Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $37.2 million for the three month periods ended March 31, 2008, compared to $48.4 million for the three month periods ended March 31, 2007, representing an decrease of 23.0%.

            The following table lists the different sources of our revenue (in thousands):

	Three Months Ended
	March 31,
	2008		2007
Revenue Type
Systems:
Metrology	$ 8,265	22%	$ 11,127	23%
Inspection	20,468	55%	24,891	51%
Parts	3,904	11%	3,380	7%
Services	3,304	9%	3,355	7%
Software licensing	1,269	3%	5,603	12%
Total	$ 37,210	100%	$ 48,356	100%

             The year-over-year decrease in systems revenue for the three month periods ended March 31, 2008 and 2007 is due to current weakness in the overall semiconductor industry and reflects a decrease in inspection systems revenues of $4.4 million and a decrease in metrology systems revenue of $2.9 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 42% of total revenues for the three month period ended March 31, 2008 compared to 24% of total revenues for the three month period ended March 31, 2007.  The year-over-year increase in total parts and services revenue for the three month period ended March 31, 2008 and 2007 is primarily due to customers continuing to spend more on repair and maintenance of their existing equipment as well as parts revenues related to the our recent acquisitions. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year decrease in software licensing revenues is primarily due to the sale of certain technology rights to Tokyo Electron in 2007.

            Deferred revenues of $8.8 million are recorded in other current liabilities at March 31, 2008 and primarily consist of $5.2 million for deferred maintenance agreements and $3.6 million for systems awaiting acceptance and outstanding deliverables.

            Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $15.1 million for the three month period ended March 31, 2008, compared to $26.3 million for the three month period ended March 31, 2007.  Our gross profit represented 40.6% of our revenues for the three month period ended March 31, 2008 and 54.3% and of our revenues for the same period in the prior year.  The decrease in gross profit as a percentage of revenue for the three month period ended March 31, 2008, compared to the three month period ended March 31, 2007 is primarily due to integration costs for the two recent acquisitions resulting in the write-off of obsolete inventory and inventory write-up charges on sold systems, product mix which contained lower software sales, and fixed manufacturing costs representing a larger component of cost of goods sold on a lower revenue base.

            Research and Development.  Our research and development expense was $7.8 million for the three month period ended March 31, 2008, compared to $8.7 million for the same period in the prior year.  Research and development expense represented 21.0% of our revenues for the three month period ended March 31, 2008, compared to 17.9% of revenues for the same period in the prior year.   The year-over-year dollar decrease for the three month period ended March 31, 2008 and 2007 in research and development expenses primarily reflects cost control initiatives and reprioritization of development programs, partially offset by the engineering teams acquired in our recent acquisitions.  We anticipate research and development expense will be approximately 20-23% of revenues for the three month period ending June 30, 2008.

            Selling, General and Administrative.    Our selling, general and administrative expense was $9.1 million for the three month period ended March 31, 2008, compared to $8.8 million for the same periods in the prior year.  Selling, general and administrative expense represented 24.4% of our revenues for the three month period ended March 31, 2008 compared to 18.1% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three month periods ended March 31, 2008 and 2007 in selling, general and administrative expense was primarily due to administrative costs associated with the recent acquisitions.  We currently anticipate that selling, general and administrative expenses will represent approximately 23-26% of revenue for the three month period ending June 30, 2008.

            Interest income and other, net.    Interest income and other, net was $0.4 million for the three month period ended March 31, 2008, compared to $1.0 million for the same periods in the prior year.  The year-over-year decrease in interest income and other, net was primarily attributable to a lower average cash and marketable securities balance and lower interest rates.

            Income Taxes.    Income tax benefit was $1.4 million for the three month period ended March 31, 2008 compared to income tax expense of $3.1 million for the same period in the prior year.  Our effective tax rate for the three month period ended March 31, 2008 is 46%, compared to 36% in the prior year period.  Our effective tax rate differs from the statutory rate of 35% primarily as a function of state and foreign income taxes offset by benefits from the domestic manufacturing production deduction and tax exempt interest.

Liquidity and Capital Resources

            At March 31, 2008, we had $59.2 million of cash, cash equivalents and marketable securities and $175.5 million in working capital.  At December 31, 2007, we had $73.9 million of cash, cash equivalents and marketable securities and $176.3 million in working capital.

            Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.  However, for the three months ended March 31, 2008, as our revenues declined our change in accounts receivable and inventories represented a use of cash. This was primarily due to increasing accounts receivable related to longer collection times and increasing inventory related to new products, the slow down in the back-end of the inspection business and system shipments awaiting acceptance.

            Operating activities used  $5.4 million in cash and cash equivalents for the three month period ended March 31, 2008.  The net cash and cash equivalents used in operating activities during the three month period ended March 31, 2008 was primarily a result of net loss, adjusted to exclude the effect of non-cash charges, of $4.0 million and increases in inventories of $6.8 million, accounts receivable of $6.9 million, and prepaid expenses and other assets of $2.7 million, partially offset by increases in accounts payable and accrued liabilities of $3.2 million, and other current and non-current liabilities of $3.7 million.  Operating activities provided $0.9 million in cash and cash equivalents for the three month period ended March 31, 2007.  The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2007 was primarily a result of net income, adjusted to exclude the effect of non-cash charges, of $8.6 million and a decrease in accounts receivable of $2.2 million, partially offset by a decreases in accounts payable and accrued liabilities of $2.8, other current and non-current liabilities of $1.7 and an increase in inventories of $5.3 million.

            Net cash and cash equivalents used for investing activities during the three month period ended March 31, 2008 of $3.9 million was due to acquisition costs for business combinations of $8.6 million,  purchases of marketable securities of $5.9 million, and capital expenditures of $1.4 million, offset by proceeds from sales of marketable securities of $12.0 million.  Net cash and cash equivalents used for investing activities during the three month period ended March 31, 2007 of $18.6 million was due to purchases of marketable securities of $24.6 million, capital expenditures of $0.5 million and costs incurred for capitalized software of $0.4 million, offset by proceeds from sales of marketable securities of $6.8 million.

            Net cash and cash equivalents provided by financing activities for the three month periods ended March 31, 2008 was due to proceeds received and tax benefit for sales of shares through share-based compensation plans.  Net cash and cash equivalents provided by financing activities for the three month periods ended March 31, 2007 of $0.8 million was due to proceeds received and tax benefit for sales of shares through share-based compensation plans.

            From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash. On December 18, 2007, we announced that our acquisition of the semiconductor division of Applied Precision Holdings, LLC had been completed. Under the terms of the agreement, we paid an aggregate of $59.1 million in cash and issued an aggregate of 1.3 million shares of our common stock to Applied Precision Holdings, LLC. On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. We will account for this acquisition as a business combination.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

           We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income and variable rate income investments (U.S. Treasury and Agency securities asset-backed securities, mortgage-backed securities, auction rate securities, and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of March 31, 2008, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in a $43 decrease in the fair value of our available for sale securities.  As of March 31, we held $3.1 million in municipal auction rate securities.  We do not believe these securities are impaired currently and also believe we will sell them within the next twelve months.

Foreign Currency Risk

            We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of March 31, 2008, we had fourteen forward contracts outstanding with a total notional contract value of $5.7 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

            We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures," as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, ("Disclosure Controls") as of the end of the period covered by this Quarterly Report.  The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Scope of the Controls Evaluation

           The evaluation of our Disclosure Controls included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and to modify them on an ongoing basis as necessary. A control system can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

As described in detail in Item 9A of our 2007 Form 10-K, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Management's assessment identified one material weakness in internal control over financial reporting as of that date. This material weakness was identified in the process and procedures surrounding the preparation and review of the income tax provision.  We have implemented the following measures to address the material weakness and to enhance our internal control over financial reporting:

1. Obtain an understanding of the tax provision preparation and review procedures performed by our outside tax advisors.

2. Establish tax review meetings each quarter and at year-end with the external tax advisors and Rudolph management.

3. Complete quarterly and annual tax compliance checklist to ensure all relevant tax items are considered in the preparation of the tax provision.

Management believes that we have made substantial progress towards remediating the material weakness in our internal control over financial reporting.  Our testing and evaluation of the operating effectiveness and sustainability of these changes to our internal control over financial reporting have not yet been completed as the above-referenced remediation actions are still in the implementation process.  Therefore, the material weakness identified in the year ended December 31, 2007 still exists as of March 31, 2008.  Notwithstanding the material weakness in our internal control over financial reporting that existed as of March 31, 2008, management believes that (i) this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the activities described above.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

              A discussion regarding pending legal proceedings is included in Part 1, Item 3, "Legal Proceedings," included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.    Risk Factors

            There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2007.

Item 6.   Exhibits

            Exhibit No.      Description

2.1

Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Company's Schedule 13D filed with the SEC on July 7, 2005).

2.2	Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2005).

2.3	Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 21, 2007).

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).
4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation's Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        Rudolph Technologies, Inc.

Date: May 8, 2008                                                                                    By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: May 8, 2008                                                                                      By:   /s/ Steven R. Roth
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

2.2	Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2005).

2.3	Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 21, 2007).

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).
4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation's Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

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

Date:  May 8, 2008

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

Date: May 8, 2008

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: May 8, 2008                                                                            By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: May 8, 2008                                                                                   By:   /s/ Steven R. Roth
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