Form 10-Q/A
period 2008-03-31
RUDOLPH TECHNOLOGIES INC
filed 2008-07-14
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A (Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (the "Amendment") amends Rudolph Technologies, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 9, 2008 (the "Original Filing"). This Amendment revises the Original Filing to clarify the information required in Part I. Financial Information, Item 4. Controls and Procedures, and to include the amended form of the Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan in Part II Other Information, Item 6. Exhibits.   No other changes are being made by means of this Amendment. The remainder of the Original Filing is unchanged and has not been modified or updated to reflect any subsequent events.

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

Conclusions

            As described in detail in Item 9A of our 2007 Form 10-K, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Management's assessment identified one material weakness in internal control over financial reporting as of that date. This material weakness was identified in the process and procedures surrounding the preparation and review of the income tax provision.  Because the remediation of the material weakness was not complete, our management, including our principal executive and principal financial officers, have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

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

            Management believes that we have made substantial progress towards remediating the material weakness in our internal controls over financial reporting.  Our testing and evaluation of the operating effectiveness and sustainability of these changes to our internal controls over financial reporting have not yet been completed as the above-referenced remediation actions are still in the implementation process.  Therefore, the material weakness identified  in the year ended December 31, 2007still exists as of March 31, 2008 and has caused our management to conclude that we did not maintain effective internal controls over financial reporting as of March 31, 2008. Notwithstanding the material weakness in our internal control over financial reporting that existed as of March 31, 2008, management believes that (i) the Quarterly Report on Form 10Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Quarterly Report.

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

2.2	Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2005).

2.3	Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 21, 2007).

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).
4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation's Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

10.14	Amended form of Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        Rudolph Technologies, Inc.

Date: July 14, 2008                                                                                    By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: July 14, 2008                                                                                      By:   /s/ Steven R. Roth
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

2.2	Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 9, 2005).

2.3	Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on December 21, 2007).

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).
4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation's Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

10.14	Amended form of Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

EXHIBIT 10.14

Rudolph Technologies, Inc.
Employee Restricted Stock Unit Purchase Agreement

THIS AGREEMENT, dated ____________, 200__ (the "Award Date"), is made between Rudolph Technologies, Inc., a Delaware corporation, hereinafter referred to as the "Company," and ________________________ (the "Participant").

1.          Definitions.  All capitalized terms used in this Agreement without definition shall have the meanings ascribed in Company's 1999 Stock Plan, as amended from time to time (the "Plan").

2.          Award of Restricted Stock Units.

         (a)        Award.  In consideration of Participant's agreement to remain in the service or employ of Company or one of its Subsidiaries, and for other good and valuable consideration which the Committee has determined exceeds the aggregate par value of the shares of the common stock of Company (the "Common Stock") subject to the award described in this Agreement and Attachment I hereto (the "Award"), as of the Award Date, Company issues to Participant the Award.  The number of Restricted Stock Units (the "RSUs") subject to the Award (which shall be subject to adjustment in accordance with Section 13 of the Plan) is set forth on Attachment I.  Upon granting of the Award, all RSUs shall be issued to Participant's employee stock plan account established at the stock plan administration service determined by Company (the "Stock Service").  The current Stock Service is set forth in Attachment I.

        (b)       Purchase Price; Book Entry Form.  For the shares underlying the RSUs (the "Shares"), the purchase price is zero dollars ($0.00) per Share.  The Shares will be recorded in the name of Participant in the books and records of Company with appropriate notations regarding the Restrictions imposed pursuant to this Agreement.  Upon vesting and the satisfaction of all conditions set forth in Sections 3(b) and 3(e), as appropriate, Company shall cause uncertificated Shares to be issued to Participant.

        (c)        Plan.  The Award granted hereunder is subject to the terms and provisions of the Plan, including without limitation, Article 13 thereof.  The Award shall constitute a Stock Purchase Right as described in Section 11 of the Plan.
 3.          Restrictions.

            (a)        Forfeiture.  Any Award which is not vested as of the date Participant ceases to be an employee of Company or one of its Subsidiaries or other Service Provider shall thereupon be forfeited immediately and without any further action by Company.  For purposes of this Agreement, "Restrictions" shall mean the restrictions on sale or other transfer set forth in Section 6 and the exposure to forfeiture set forth in this Section 3(a) and Section 3(e)(v).

           (b)       Vesting and Lapse of Restrictions.  Subject to Sections 3(a) and 3(c), the Award shall vest and Restrictions shall lapse in accordance with the schedule set forth in Attachment I, provided in each case that Participant remains continuously as an employee or in the service of Company or a Subsidiary or otherwise as a Service Provider from the Award Date through such date and any other requirements set forth in Attachment I.

            (c)        Acceleration of Vesting.  Notwithstanding Section 3(b), the Award shall become fully vested and all Restrictions applicable to such Award shall lapse in the event of a merger of Company with or into another corporation, or the sale of substantially all of the assets of Company, and the successor corporation refuses to assume or substitute its stock for the Award at an equivalent value.  Should the successor corporation assume the Award, then no acceleration shall apply.

            (d)       Tax Withholding; Issuance of Uncertificated Shares for Participants Domiciled Outside the U.S.  For Participants domiciled outside of the United States, the provisions set forth herein related to U.S. federal and/or state taxes do not apply.  Uncertificated Shares shall be delivered to such Participant or his/her legal representative at the time the vesting requirements as defined herein have been satisfied.  Participants domiciled outside the U.S. are advised to consult with a local tax advisor regarding the tax ramifications of the Award in their country of residence and assure compliance with such tax obligations.

            (e)        Tax Withholding; Conditions to Issuance of Uncertificated Shares for Participants Domiciled within the U.S..  Notwithstanding any other provision of this Agreement (including without limitation Section 2(b)), for Participants domiciled in the United States:                         (i)         No new uncertificated Shares shall be delivered to Participant or his/her legal representative unless and until Participant or his/her legal representative shall have paid to Company the full amount of all federal and state withholding or other taxes applicable to the taxable income of Participant resulting from the grant of the RSUs or the lapse or removal of the Restrictions (the "Taxes").

                      (ii)       Participants who are Section 16 Insiders of Company shall satisfy their tax obligations which arise upon the vesting of Shares pursuant to the Award in accordance with Section 3(e)(iv)(A).  Participant's Section 16 Insider status is indicated on Attachment I.

                    (iii)      Prior to the initial vesting anniversary date, Participants who are not Section 16 Insiders must notify the Stock Service of his/her election as to which of the following three (3) methods in Section 3(e)(iv) such Participant elects to be utilized to satisfy the tax obligations related to the vested Shares.  In the event that such Participant does not so notify the Stock Service prior to the vesting anniversary date, the method set forth in Section 3(e)(iv)(C) below shall be applied.  In the event such Participant desires to change his/her election after the initial vesting anniversary date, such Participant must notify the Stock Service of such change prior to the next vesting anniversary date, provided, however, that if no such notification is given the tax treatment in place as of the initial vesting anniversary date shall apply.

                    (iv)     The three (3) methods by which a Participant may pay the required amount of the Taxes are as follows:(A)      Participant may pay the required amount via:
                                        (1)        a cash transfer to the Stock Service within five (5) days of the vesting anniversary date, or
                                        (2)        a check made out to Rudolph Technologies, Inc.; (B)       as of the vesting anniversary date, the Stock Service may sell all of the Shares vested on the anniversary date, apply the appropriate amount to the Taxes and transfer the remainder in cash to Participant; or (C)       as of the vesting anniversary date, the Stock Service may sell a sufficient number of Shares vested on the anniversary date to cover the appropriate amount for the Taxes and the balance of Shares shall be retained in the Stock Service account on behalf of Participant. (v)       If Participant elects or is required to satisfy the Taxes under Section 3(e)(iv)(A), all tax obligations must be paid within ninety (90) days of the vesting anniversary date.  If such Taxes are not paid within the ninety (90) day timeframe, the amount of Shares vested on the most recent anniversary date shall be forfeited immediately and without any further action by Company. (vi)     In the event Participant elects the method under Section 3(e)(iv)(B) or 3(e)(iv)(C) above and it comes to the attention of Company that such election may conflict with the Rudolph Technologies, Inc. Insider Trading Compliance Program, Company reserves the right to override such election by Participant and require satisfaction of the tax obligations via the method detailed in Section 3(e)(iv)(A) above and shall notify Participant of same.

4.          Company Share Issuance Prerequisites.  Company shall not be required to issue or deliver any uncertificated Shares prior to the fulfillment of all of the following conditions: (a)        the admission of the Shares to listing on all stock exchanges on which such Common Stock is then listed,

        (b)       the completion of any registration or other qualification of the Shares under any state or federal law or under rulings or regulations of the Securities and Exchange Commission or other governmental regulatory body, which the Committee shall, in its sole and absolute discretion, deem necessary and advisable,

        (c)        the obtaining of any approval or other clearance from any state or federal governmental agency that the Committee shall, in its absolute discretion, determine to be necessary or advisable, and

        (d)       the lapse of any such reasonable period of time following the date the Restrictions lapse as the Committee may from time to time establish for reasons of administrative convenience.

5.          Section 83(b) Election.  Participant understands that Section 83(a) of the Code taxes as ordinary income the difference between the amount, if any, paid for the Shares of Common Stock and the Fair Market Value of such Shares at the time the Restrictions on such Shares lapse.  Participant understands that, notwithstanding the preceding sentence, Participant may elect to be taxed at the time of the Award Date, rather that at the time the Restrictions lapse, by filing an election under Section 83(b) of the Code (an "83(b) Election") with the Internal Revenue Service within thirty (30) days of the Award Date. In the event Participant files an 83(b) Election, Participant will recognize ordinary income in an amount equal to the difference between the amount, if any, paid for the Shares of Common Stock and the Fair Market Value of such Shares as of the Award Date.  Participant further understands that an additional copy of such 83(b) Election form should be filed with his or her federal income tax return for the calendar year in which the date of this Agreement falls.  Participant acknowledges that the foregoing is only a summary of the effect of United States federal income taxation with respect to the award of the RSUs hereunder, and does not purport to be complete.  Participant further acknowledges that Company is not responsible for filing Participant's 83(b) Election AND THAT Company has directed Participant to seek independent advice regarding the applicable provisions of the INTERNAL REVENUE Code, income tax laws of any municipality, state or foreign country in which Participant may reside and the tax consequences of Participant's deatH.  Should Participant file an 83(b) Election with the Internal Revenue Service, Participant agrees to provide Company with a copy of such 83(b) Election.

 6.          Restricted Stock Units Not Transferable.  No RSUs or any interest or right therein or part thereof shall be liable for the debts, contracts or engagements of Participant or his/her successors in interest or shall be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect; provided, however, that this Section 6 shall not prevent transfers by will or by applicable laws of descent and distribution.

7.          Rights as Stockholder.  Until Participant has satisfied all requirements for vesting and the satisfaction of all conditions set forth in Section 3 of this Agreement, Participant shall not be deemed to be a shareholder or to have any of the rights of a shareholder with respect to any Shares subject to the Award.

8.          Not a Contract of Employment.  Nothing in this Agreement or in the Plan shall confer upon Participant any right to continue to serve as an employee or other Service Provider of Company or any of its Subsidiaries.

9.          Governing Law.  The laws of the State of Delaware shall govern the interpretation, validity, administration, enforcement and performance of the terms of this Agreement regardless of the law that might be applied under principles of conflicts of laws.

10.       Conformity to Securities Laws.  Participant acknowledges that the Plan and this Agreement are intended to conform to the extent necessary with all provisions of the Securities Act of 1933, as amended, and the Exchange Act, and any and all regulations and rules promulgated thereunder by the Securities and Exchange Commission, including without limitation Rule 16b-3 under the Exchange Act.  Notwithstanding anything herein to the contrary, the Plan shall be administered, and the Awards are granted, only in such a manner as to conform to such laws, rules and regulations.  To the extent permitted by applicable law, the Plan and this Agreement shall be deemed amended to the extent necessary to conform to such laws, rules and regulations.

11.       Amendment, Suspension and Termination.  The Awards may be wholly or partially amended or otherwise modified, suspended or terminated at any time or from time to time by the Committee or the Board, provided, that, except as may otherwise be provided by the Plan, neither the amendment, suspension nor termination of this Agreement shall, without the consent of Participant, alter or impair any rights or obligations under any Award. 12.       Notices.  Notices required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States mail by certified mail, with postage and fees prepaid, addressed to Participant to his/her address shown in Company records, and to Company at its principal executive office.

Participant represents that he/she has read this Agreement and the Plan and is familiar with the terms and provisions of each.  Participant acknowledges that the Award is issued pursuant to, and is subject to the terms and conditions of, the Plan, and Participant will be bound by the terms of the Plan as if it were set forth verbatim in this Agreement.  Participant agrees to comply with all rules Company may establish with respect to the Plan.  Participant agrees to accept as binding, conclusive and final all decisions or interpretations of the Committee with respect to any questions arising under the Plan or this Agreement.  Participant further acknowledges and agrees that this Agreement (and the Plan) constitutes the entire agreement between the parties with respect to the Award and that this Agreement (and the Plan) supersedes any and all prior agreements, whether written or oral, between the parties with respect to the Award.

IN WITNESS WHEREOF, this Agreement has been executed and delivered by the parties hereto as of the date first set forth above.

RUDOLPH TECHNOLOGIES, INC.                                   PARTICIPANT

By: ___________________________                                          ________________________________

Name:                                                                                                     Name:
Title:

ATTACHMENT I

Participant Information:

 Participant Name: ________________________

 Participant Residence Address:      <<STREET1>>

                                                                <<STREET2>>

                                                                <<CITY>>, <<STATE>> <<ZIP>>

                                                                <<COUNTRY>>

Participant Section 16 Status:               Participant   [  ]  is    [  ]  is not    a Section 16 Insider of Company.

Award Information:

Award Date:  ___________________________

Aggregate number of Restricted Stock Units subject to the Award: __________________

Grant Number: ______________________

Vesting Schedule:

 [  ]      The Award shall vest and Restrictions shall lapse with respect to twenty percent (20%) of the Shares subject to the Award (rounded down to the next whole number of shares) on each of the first five (5) anniversaries of the Award Date.

 [  ]     The Award shall vest and Restrictions shall lapse with respect to ____________________________________________

          ________________________________________________________________________________________________

          ________________________________________________________________________________________________

Additional Vesting Requirements:

____________________________________________________________________________________________________

____________________________________________________________________________________________________

____________________________________________________________________________________________________

____________________________________________________________________________________________________

Company Stock Plan Administration Service (the "Stock Service"):  _____________________________________

              Rudolph Technologies, Inc.
Director Restricted Stock Unit Purchase Agreement

THIS AGREEMENT, dated ____________, 200__ (the "Award Date"), is made between Rudolph Technologies, Inc., a Delaware corporation, hereinafter referred to as the "Company," and ________________________ (the "Participant").

1.          Definitions.  All capitalized terms used in this Agreement without definition shall have the meanings ascribed in Company's 1999 Stock Plan, as amended from time to time (the "Plan").

2.          Award of Restricted Stock Units.

(a)        Award.  In consideration of Participant's agreement to remain in the service as a Director of Company and for other good and valuable consideration which the Committee has determined exceeds the aggregate par value of the shares of the common stock of Company (the "Common Stock") subject to the award described in this Agreement and Attachment I hereto (the "Award"), as of the Award Date, Company issues to Participant the Award.  The number of Restricted Stock Units (the "RSUs") subject to the Award (which shall be subject to adjustment in accordance with Section 13 of the Plan) is set forth on Attachment I.  Upon granting of the Award, all RSUs shall be issued to Participant's employee stock plan account established at the stock plan administration service as determined by Company (the "Stock Service").  The current Stock Service is set forth in Attachment I.

(b)       Purchase Price; Book Entry Form.  For the shares underlying the RSUs (the "Shares"), the purchase price is zero dollars ($0.00) per Share.  The Shares will be recorded in the name of Participant in the books and records of Company with appropriate notations regarding the Restrictions imposed pursuant to this Agreement.  Upon vesting and the satisfaction of all conditions set forth in Section 3(b), as appropriate, Company shall cause uncertificated Shares to be issued to Participant.

(c)        Plan.  The Award granted hereunder is subject to the terms and provisions of the Plan, including without limitation, Article 13 thereof.  The Award shall constitute a Stock Purchase Right as described in Section 11 of the Plan.

3.          Restrictions.

(a)        Forfeiture.  Any Award which is not vested as of the date Participant ceases to be a Director of Company or other Service Provider shall thereupon be forfeited immediately and without any further action by Company.  For purposes of this Agreement, "Restrictions" shall mean the restrictions on sale or other transfer set forth in Section 6 and the exposure to forfeiture set forth in this Section 3(a).

(b)       Vesting and Lapse of Restrictions.  Subject to Sections 3(a) and 3(c), the Award shall vest and Restrictions shall lapse in accordance with the schedule set forth in Attachment I, provided in each case that Participant remains continuously as a Director of Company or otherwise as a Service Provider from the Award Date through such date and any other requirements set forth in Attachment I.

(c)        Acceleration of Vesting.  Notwithstanding Sections 3(b), the Award shall become fully vested and all Restrictions applicable to such Award shall lapse in the event of a merger of Company with or into another corporation, or the sale of substantially all of the assets of Company, and the successor corporation refuses to assume or substitute its stock for the Award at an equivalent value.  Should the successor corporation assume the Award, then no acceleration shall apply.

(d)       Tax Withholding; Issuance of Uncertificated Shares for Participants Domiciled Outside the U.S.  For Participants domiciled outside of the United States, the provisions set forth herein related to U.S. federal and/or state taxes do not apply.  Uncertificated Shares shall be delivered to such Participant or his/her legal representative at the time the vesting requirements as defined herein have been satisfied.  Participants domiciled outside the U.S. are advised to consult with a local tax advisor regarding the tax ramifications of the Award in their country of residence and assure compliance with such tax obligations.

(e)        Tax Withholding; Conditions to Issuance of Uncertificated Shares for Participants Domiciled within the U.S.

                    (i)         For Participants domiciled in the United States, uncertificated Shares shall be delivered to Participant or his/her legal representative at such time as the vesting requirements as defined herein have been satisfied.

                    (ii)       Participant is fully responsible for all applicable tax obligations related to the vesting of the Shares, including but not limited to Participant's federal, state, and local income tax.  It is acknowledged that Company shall not withhold any taxes related to the vesting of the Shares on behalf of Participant.   Company shall issue to Participant a 1099 Form at year end coinciding with the vesting of the Shares hereunder.

4.          Company Share Issuance Prerequisites.  Company shall not be required to issue or deliver any uncertificated Shares prior to the fulfillment of all of the following conditions:

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

5.          Section 83(b) Election.  Participant understands that Section 83(a) of the Code taxes as ordinary income the difference between the amount, if any, paid for the Shares of Common Stock and the Fair Market Value of such Shares at the time the Restrictions on such Shares lapse.  Participant understands that, notwithstanding the preceding sentence, Participant may elect to be taxed at the time of the Award Date, rather that at the time the Restrictions lapse, by filing an election under Section 83(b) of the Code (an "83(b) Election") with the Internal Revenue Service within thirty (30) days of the Award Date. In the event Participant files an 83(b) Election, Participant will recognize ordinary income in an amount equal to the difference between the amount, if any, paid for the Shares of Common Stock and the Fair Market Value of such Shares as of the Award Date.  Participant further understands that an additional copy of such 83(b) Election form should be filed with his or her federal income tax return for the calendar year in which the date of this Agreement falls.  Participant acknowledges that the foregoing is only a summary of the effect of United States federal income taxation with respect to the award of the RSUs hereunder, and does not purport to be complete.  Participant further acknowledges that Company is not responsible for filing Participant's 83(b) Election AND THAT Company has directed Participant to seek independent advice regarding the applicable provisions of the INTERNAL REVENUE Code, income tax laws of any municipality, state or foreign country in which Participant may reside and the tax consequences of Participant's deatH.  Should Participant file an 83(b) Election with the Internal Revenue Service, Participant agrees to provide Company with a copy of such 83(b) Election.  Should Participant make the 83(b) Election, Company shall issue to Participant a 1099 Form at year end coinciding with such election and not in accordance with Section 3(e)(ii) above.

6.          Restricted Stock Units Not Transferable.  No RSUs or any interest or right therein or part thereof shall be liable for the debts, contracts or engagements of Participant or his/her successors in interest or shall be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect; provided, however, that this Section 6 shall not prevent transfers by will or by applicable laws of descent and distribution.7.          Rights as Stockholder.  Until Participant has satisfied all requirements for vesting and the satisfaction of all conditions set forth in Section 3 of this Agreement, Participant shall not be deemed to be a shareholder or to have any of the rights of a shareholder with respect to any Shares subject to the Award.

8.          Not a Contract of Employment.  Nothing in this Agreement or in the Plan shall confer upon Participant any right to serve as an employee or other Service Provider of Company or any of its Subsidiaries.

9.          Governing Law.  The laws of the State of Delaware shall govern the interpretation, validity, administration, enforcement and performance of the terms of this Agreement regardless of the law that might be applied under principles of conflicts of laws.

10.       Conformity to Securities Laws.  Participant acknowledges that the Plan and this Agreement are intended to conform to the extent necessary with all provisions of the Securities Act of 1933, as amended, and the Exchange Act, and any and all regulations and rules promulgated thereunder by the Securities and Exchange Commission, including without limitation Rule 16b-3 under the Exchange Act.  Notwithstanding anything herein to the contrary, the Plan shall be administered, and the Awards are granted, only in such a manner as to conform to such laws, rules and regulations.  To the extent permitted by applicable law, the Plan and this Agreement shall be deemed amended to the extent necessary to conform to such laws, rules and regulations.

11.       Amendment, Suspension and Termination.  The Awards may be wholly or partially amended or otherwise modified, suspended or terminated at any time or from time to time by the Committee or the Board, provided, that, except as may otherwise be provided by the Plan, neither the amendment, suspension nor termination of this Agreement shall, without the consent of Participant, alter or impair any rights or obligations under any Award.

12.       Notices.  Notices required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States mail by certified mail, with postage and fees prepaid, addressed to Participant to his/her address shown in Company records, and to Company at its principal executive office. Participant represents that he/she has read this Agreement and the Plan and is familiar with the terms and provisions of each.  Participant acknowledges that the Award is issued pursuant to, and is subject to the terms and conditions of, the Plan, and Participant will be bound by the terms of the Plan as if it were set forth verbatim in this Agreement.  Participant agrees to comply with all rules Company may establish with respect to the Plan.  Participant agrees to accept as binding, conclusive and final all decisions or interpretations of the Committee with respect to any questions arising under the Plan or this Agreement.  Participant further acknowledges and agrees that this Agreement (and the Plan) constitutes the entire agreement between the parties with respect to the Award and that this Agreement (and the Plan) supersedes any and all prior agreements, whether written or oral, between the parties with respect to the Award.

IN WITNESS WHEREOF, this Agreement has been executed and delivered by the parties hereto as of the date first set forth above.

RUDOLPH TECHNOLOGIES, INC.                                   PARTICIPANT

By: ___________________________                                          ________________________________

Name:                                                                                                     Name:
Title:

ATTACHMENT I

Participant Information:

 Participant Name: ________________________

 Participant Residence Address:         <<STREET>>

                                                                    <<STREET2>>

                                                                    <<CITY>>, <<STATE>> <<ZIP>>

                                                                    <<COUNTRY>>

Participant Section 16 Status:               Participant     [  ]  is      [  ] is not    a Section 16 Insider of Company.

Award Information:

Award Date:  ___________________________

 Award to Director is an:     [  ]   Initial Grant     [  ]  Annual Grant   [  ]  Other Grant

Aggregate number of Restricted Stock Units subject to the Award: __________________

Grant Number: _________________

Vesting Schedule:

[    ]   Initial Grant:  The Award shall vest and Restrictions shall lapse with respect to fifty percent (50%) of the Shares subject to the Award on each of the first two (2) anniversaries of the Award Date.

[    ]   Annual Grant:  The Award shall vest and Restrictions shall lapse with respect to one hundred percent (100%) of the Shares subject to the Award on the first anniversary of the Award Date.

 [    ]   Other Grant:  The Award shall vest and Restrictions shall lapse with respect to ________________________________

          ________________________________________________________________________________________________

          ________________________________________________________________________________________________

Additional Vesting Requirements:

____________________________________________________________________________________________________

____________________________________________________________________________________________________

____________________________________________________________________________________________________

____________________________________________________________________________________________________

Stock Plan Administration Service (the "Stock Service"):  ___________________________________

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

Date:  July 14, 2008

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

Date: July 14, 2008

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q/A fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: July 14, 2008                                                                            By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q/A fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: July 14,  2008                                                                                   By:   /s/ Steven R. Roth
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