Form 10-Q
period 2008-06-30
RUDOLPH TECHNOLOGIES INC
filed 2008-08-07
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended: June 30, 2008

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

One Rudolph Road. PO Box 1000
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

        The number of outstanding shares of the Registrant's Common Stock on July 22, 2008 was 30,631,610.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2008 (unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$ 62,269	$ 57,420
Marketable securities	3,009	16,505
Accounts receivable, net	50,913	50,015
Inventories	76,572	70,987
Prepaid expenses and other current assets	12,810	8,700
Total current assets	205,573	203,627
Property, plant and equipment, net	18,483	16,062
Goodwill	189,733	188,832
Identifiable intangible assets, net	46,486	48,125
Other assets	3,300	3,570
Total assets	$ 463,575	$ 460,216

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 18,978	$ 15,030
Other current liabilities	11,157	12,299
Total current liabilities	30,135	27,329
Non-current liabilities	10,032	8,409
Total liabilities	40,167	35,738

Commitments and contingencies

Stockholders' equity:
Common stock	30	30
Additional paid-in capital	381,604	379,886
Accumulated other comprehensive gain (loss)	629	(214)
Retained earnings	41,145	44,776
Total stockholders' equity	423,408	424,478
Total liabilities and stockholders' equity	$ 463,575	$ 460,216

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$ 38,416	$ 47,730	$ 75,626	$ 96,086
Cost of revenues	20,695	22,880	42,790	44,986
Gross profit	17,721	24,850	32,836	51,100
Operating expenses:
Research and development	8,443	8,137	16,240	16,814
Selling, general and administrative	10,537	8,764	19,631	17,539
Amortization	1,726	1,123	3,394	2,249
Total operating expenses	20,706	18,024	39,265	36,602
Operating income (loss)	(2,985)	6,826	(6,429)	14,498
Interest income and other, net	171	923	552	1,956
Income (loss) before income taxes	(2,814)	7,749	(5,877)	16,454
Provision (benefit) for income taxes	(829)	2,298	(2,246)	5,439
Net income (loss)	$ (1,985)	$ 5,451	$ (3,631)	$ 11,015
Earnings (loss) per share:
Basic	$ (0.06)	$ 0.19	$ (0.12)	$ 0.38
Diluted	$ (0.06)	$ 0.19	$ (0.12)	$ 0.38
Weighted average shares outstanding:
Basic	30,669	29,108	30,560	29,071
Diluted	30,669	29,312	30,560	29,270

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (3,631)	$ 11,015
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Amortization	3,743	3,111
Depreciation	2,145	2,367
Foreign currency exchange loss	392	53
Net loss on sales of marketable securities	86	4
Share-based compensation	1,596	1,568
Provision for (recovery of) doubtful accounts and inventory valuation	1,827	(11)
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	2,138	5,351
Inventories	(5,873)	(6,488)
Prepaid expenses and other assets	(3,660)	116
Accounts payable and accrued liabilities	3,718	(6,068)
Other current liabilities	(654)	(1,809)
Non-current liabilities	142	128
Net cash and cash equivalents provided by operating activities	1,969	9,337
Cash flows from investing activities:
Purchases of marketable securities	(6,226)	(46,542)
Proceeds from sales of marketable securities	19,488	28,761
Purchases of property, plant and equipment	(2,319)	(543)
Capitalized software	(30)	(529)
Purchase of businesses	(8,474)	-
Net cash and cash equivalents provided by (used in) investing activities	2,439	(18,853)
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	122	1,119
Excess tax benefit for sale of shares through share-based compensation plans	-	132
Net cash and cash equivalents provided by financing activities	122	1,251
Effect of exchange rate changes on cash and cash equivalents	319	(89)
Net decrease in cash and cash equivalents	4,849	(8,354)
Cash and cash equivalents at beginning of period	57,420	72,479
Cash and cash equivalents at end of period	$ 62,269	$ 64,125

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month period ended June 30, 2008 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

The closing under the Asset Purchase Agreement occurred on December 18, 2007 and the Company paid $59,134 in cash and acquisition costs and issued 1,307 shares of common stock for a total purchase price of $73,168.  The measurement date was determined to be the date the acquisition was consummated since the number of shares to be distributed was not determinable until that date.  The market price used to value the Rudolph shares issued as consideration for PCTA was $10.73, which represents the average closing market price of Rudolph's common stock for the three day period ended December 18, 2007. The purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. With the exception of future tax adjustments related to the acquisition, the final valuation of net assets is expected to be completed during 2008. The results of operations of the PCTA have been included in our consolidated financials statements since the date of the acquisition.

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

            The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the PCTA have been included in the Company’s consolidated financial statements since the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$ 5,660
Inventories	12,001
Prepaid expenses and other current assets	157
Property, plant and equipment	1,122
Goodwill	44,438
Identifiable assets	16,200
Accounts payable and accrued liabilities	(3,777)
Deferred revenue	(159)
Other Liabilities	(2,474)
$ 73,168

The fair value of inventories included a step-up of $3,556, of which $442 was recognized in cost of revenues for the six months ended June 30, 2008. At the acquisition date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $254 for these activities, of which none was utilized for the six months ended June 30, 2008.

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

•

the combined experience, financial resources, development expertise, size and breadth of product offerings of the combined company may allow it to respond more quickly and effectively to technological change, increased consolidation and industry demands

Of the $16,200 of acquired identifiable assets, the following table reflects the allocation of the acquired identifiable assets and related preliminary estimates of useful lives:

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

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(unaudited)	(unaudited)
Revenues	$ 58,064	$ 115,842
Net income	$ 6,188	$ 12,196
Earnings per share:
Basic	$ 0.20	$ 0.40
Diluted	$ 0.21	$ 0.42

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

            The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2008:

Fair value measurements at June 30, 2008
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury notes	$ 211	$ 211	$ -	$ -
All other marketable securities	2,845	-	2,845	-
Foreign currency forward contracts	(3,954)	(3,954)	-	-
Total	$ (898)	$ (3,743)	$ 2,845	$ -

            The Company's investments classified as Level 1 are based on quoted prices that are available in active markets. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.  The U.S Treasury Notes are measured based on quoted market prices.

            Level 2 investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments, which are held by a custodian, include: corporate debt securities, auction rate securities, government-sponsored enterprise and asset-backed securities. Investment prices are obtained from third party pricing providers, which models prices utilizing the above observable inputs, for each asset class.

            The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of June 30, 2008.

            The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

            The Company has adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for its financial instruments.

NOTE 4.   Marketable Securities

            The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss".  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net".  Net realized losses on available-for-sale securities were $86 for both the three and six months ended June 30, 2008.  Net realized losses on available-for-sale securities were $1 and $4 for the three and six months ended June 30, 2007, respectively.  Gross unrealized gains on available-for-sale securities were $3 and $29 as of June 30, 2008 and December 31, 2007, respectively.  Gross unrealized losses on available-for-sale securities were $7 and $152 as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, the Company held $0.8 million of auction-rate securities.  The underlying assets of the Company's auction-rate securities consisted of municipal bonds with an auction reset feature.  Due to auction rate securities markets being disrupted in 2008, we experienced auction failures.  An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers.  The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.  We held two auction rate securities at June 30, 2008, of which both had experienced failed auctions. We do not believe these securities are impaired currently and also believe we will sell them within the next twelve months.   In addition, while all of our auction rate securities are currently rated A or above, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

NOTE 5.    Derivative Instruments and Hedging Activities

            The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2008 and December 31, 2007, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

            The dollar equivalent of the US dollar forward contracts and related fair values were as follows:

	June 30, 2008	December 31, 2007
Notional amount	$ 4,070	$ 5,706
Fair value of liability	$ 117	$ 127

NOTE 6.    Identifiable Intangible Assets

            Identifiable intangible assets as of  June 30, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 51,346	$ 13,935	$ 37,411
Customer and distributor relationships	7,300	1,417	5,883
Trade names	4,100	908	3,192
Total identifiable intangible assets	$ 62,746	$ 16,260	$ 46,486

            Identifiable intangible assets as of December 31, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 49,591	$ 11,324	$ 38,267
Customer and distributor relationships	7,300	917	6,383
Trade names	4,100	625	3,475
Total identifiable intangible assets	$ 60,991	$ 12,866	$ 48,125

          Intangible asset amortization expense for the three and six months ended June 30, 2008 was $1,726 and $3,394, respectively.  For the three and six months ended June 30, 2007, intangible asset amortization expense was $1,119 and $2,238, respectively.  Estimated amortization expense  for the remainder of 2008 amounts to $3,432 and in each of the next five years amounts to $6,549 for 2009, $6,332 for 2010, $6,099 for 2011, $6,099 for 2012, and $6,099 for 2013.

NOTE 7.   Accounts Receivable

          Accounts receivable are net of the allowance for doubtful accounts of $349 and $214 as of June 30, 2008 and December 31, 2007, respectively.

NOTE 8.    Inventories
	June 30,	December 31,
	2008	2007
Materials	$ 39,464	$ 34,556
Work-in-process	16,978	20,820
Finished goods	20,130	15,611
Total inventories	$ 76,572	$ 70,987
         The Company has established reserves of $6,940 and $3,394 as of June 30, 2008 and December 31, 2007, respectively.

NOTE 9.   Property, Plant and Equipment
	June 30,	December 31,
	2008	2007
Land and building	$ 5,184	$ 5,185
Machinery and equipment	14,519	11,829
Furniture and fixtures	2,660	2,668
Computer equipment	6,903	6,407
Leasehold improvements	6,961	5,791
	36,227	31,880
Accumulated depreciation	(17,744)	(15,818)
Net property, plant and equipment	$ 18,483	$ 16,062

NOTE 10.   Commitments and Contingencies

 Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Six Months Ended June 30,
	2008	2007
Balance, beginning of the period	$ 2,365	$ 2,171
Accruals	1,049	1,605
Warranty liability assumed in merger	215	-
Settlements	(1,327)	(1,442)
Balance, end of the period	$ 2,302	$ 2,334

NOTE 11.   Share-Based Compensation

Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the six month period ended June 30, 2008 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	680	$ 16.08
Granted	205	$ 9.99
Vested	(129)	$ 16.36
Forfeited	(51)	$ 15.39
Nonvested at June 30, 2008	705	$ 14.31

        As of June 30, 2008 and December 31, 2007, there was $8,504 and $7,852 of total unrecognized compensation cost related to restricted stock units granted under the plans, respectively.  That cost is expected to be recognized over a weighted average period of 3.4 years and 3.7 years for the respective periods.

NOTE 12.   Interest Income and Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income	$ 257	$ 924	$ 638	$ 1,960
Realized losses on sales of marketable securities, net	(86)	(1)	(86)	(4)
Total interest income and other, net	$ 171	$ 923	$ 552	$ 1,956

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

            The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense.  As of June 30, 2008, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $150.

            The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company is not under examination by the Internal Revenue Service for examination of income tax returns for open periods, December 31, 2004 through December 31, 2007. The Company is currently under examination by the State of New Jersey for tax years 2005 through 2007.  The Company is not currently under examination by any other U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2002.

NOTE 14.   Comprehensive Income (Loss)

        The difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$ (1,985)	$ 5,451	$ (3,631)	$ 11,015
Change in net unrealized gains (losses) on investments, net of tax	(26)	(62)	13	2
Change in currency translation adjustments	484	82	830	186
Total comprehensive income (loss)	$ (1,527)	$ 5,471	$ (2,788)	$ 11,203
NOTE 15.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options and restricted stock units for 2007.  For the three and six month periods ended June 30, 2008, all outstanding stock options and restricted stock units totaling 3,083, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive.  During the three and six months ended June 30, 2007, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  During the three and six months ended June 30, 2007, there were restricted stock units which were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.  For the three and six months ended June 30, 2007,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 1,542 and 1,746.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$ (1,985)	$ 5,451	$ (3,631)	$ 11,015
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	30,669	29,108	30,560	29,071
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	-	204	-	199
Diluted earnings (loss) per share - weighted average shares outstanding	30,669	29,312	30,560	29,270
Earnings (loss) per share:
Basic	$ (0.06)	$ 0.19	$ (0.12)	$ 0.38
Diluted	$ (0.06)	$ 0.19	$ (0.12)	$ 0.38

NOTE 16.   Segment Reporting and Geographic Information

         Operating segments are business units that have separate financial information and are separately reviewed by the Company's chief decision maker.  The Company's chief decision maker is the Chief Executive Officer.  The Company and its subsidiaries currently operate in a single reportable segment: the design, development, manufacture, sale and service of process control metrology, defect inspection and data analysis systems used in semiconductor device manufacturing.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the operating segment level.

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Revenue Type
Systems:
Metrology	$ 7,793	20%	$ 12,585	26%	$ 16,058	22%	$ 23,712	25%
Inspection	20,622	54%	25,354	53%	41,090	55%	50,244	52%
Parts	5,021	13%	2,875	6%	8,925	11%	6,255	7%
Services	3,401	9%	3,635	8%	6,705	9%	6,991	7%
Software licensing	1,579	4%	3,281	7%	2,848	3%	8,884	9%
Total	$ 38,416	100%	$ 47,730	100%	$ 75,626	100%	$ 96,086	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
United States	$ 9,895	$ 10,471	$ 15,311	$ 19,085
Asia	21,535	30,284	46,589	58,117
Europe	6,986	6,975	13,726	18,884
Total	$ 38,416	$ 47,730	$ 75,626	$ 96,086

            One customer represented 12% of revenue for the six months ended June 30, 2007.  No other customer was above 10% of revenue for the six months ended June 30, 2008 or 2007.

NOTE 17.   Recent Accounting Pronouncements

            In March 2008, the  Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosure about Derivatives Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  The Company is currently evaluating the potential impact of adopting SFAS 161.

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

NOTE 18.   Reclassifications

        Certain prior period amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to current financial statement presentation.

NOTE 19.   Subsequent Events

        In July 2008, the Board of Directors authorized a stock repurchase program of up to 3 million shares of the Company's stock.  The repurchases will be effected from time to time through open market or in private transactions and at prices considered appropriate by the Company.  The program will be funded from current cash and cash equivalent balances.  The stock repurchase program may be discontinued or modified at anytime.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2008 and 2007

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

            The closing occurred on December 18, 2007 and we paid $59.1 million in cash and issued 1.3 million shares of common stock for a total purchase price of $73.2 million. Under the terms of the purchase agreement, we agreed to assume the following liabilities of Applied relating to the PCTA: accounts payable, assigned contracts, licenses and leases, warranty claims and employee liabilities. The measurement date was determined to be the date the acquisition was consummated since the number of shares to be distributed was not determinable until that date.  The market price used to value the Rudolph shares issued as consideration for PCTA was $10.73, which represents the average closing market price of Rudolph's common stock for the three day period ended December 18, 2007.  In addition, we agreed to assume the defense of and all obligations relating to certain litigation. The cash portion of the purchase price is subject to further post-closing adjustment based on the final closing net asset balance. The purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed during 2008.

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

            Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 15-20% for 2008. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The six month rolling average North American semiconductor equipment book-to-bill ratio was 0.9 for the month of June 2008, remaining the same from the December 2007 book-to-bill ratio of 0.9.

            Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the six month period ended June 30, 2008 and for the years ended December 31, 2007, 2006 and 2005, sales to customers that individually represented at least five percent of our revenues accounted for 48.8%, 37.1%, 40.9%, and 62.6% of our revenues, respectively.

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

            A significant portion of our revenues has been derived from customers outside of the United States.  In the six months period ended June 30, 2008, approximately 79.8% of our revenues were derived from customers outside of the United States, of which 61.6% were derived from customers in Asia and 18.1% were derived from customers in Europe.  In 2007, approximately 77.1% of our revenues were derived from customers outside of the United States, of which 58.5% were derived from customers in Asia and 18.6% were derived from customers in Europe.  In 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe.  In 2005, approximately 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

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

            Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $38.4 million and $75.6 million for the three and six month periods ended June 30, 2008, compared to $47.7 million and $96.1 million for the three and six month periods ended June 30, 2007, representing decreases of 19.5% and 21.3% in the respective year-over-year periods.

            The following table lists the different sources of our revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Revenue Type
Systems:
Metrology	$ 7,793	20%	$ 12,585	26%	$ 16,058	22%	$ 23,712	25%
Inspection	20,622	54%	25,354	53%	41,090	55%	50,244	52%
Parts	5,021	13%	2,875	6%	8,925	11%	6,255	7%
Services	3,401	9%	3,635	8%	6,705	9%	6,991	7%
Software licensing	1,579	4%	3,281	7%	2,848	3%	8,884	9%
Total	$ 38,416	100%	$ 47,730	100%	$ 75,626	100%	$ 96,086	100%

             The year-over-year decrease in systems revenue for the six month periods ended June 30, 2008 and 2007 is due to continued weakness in the overall semiconductor industry and reflects a decrease in inspection systems revenues of $9.2 million and a decrease in metrology systems revenue of $7.7 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 42% of total revenues for both the three and six month period ended June 30, 2008 compared to 36% and 30% of total revenues for the three and six month period ended June 30, 2007.  The year-over-year increase in total parts and services revenue for the six month period ended June 30, 2008 and 2007 is primarily due to customers continuing to spend more on repair and maintenance of their existing equipment as well as parts revenues related to the our recent acquisitions. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year decrease in software licensing revenues is primarily due to the sale of certain technology rights to Tokyo Electron in 2007.

            Deferred revenues of $7.1 million are recorded in other current liabilities at June 30, 2008 and primarily consist of $5.1 million for deferred maintenance agreements and $2.0 million for systems awaiting acceptance and outstanding deliverables.

            Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $17.7 million and $32.8 million for the three and  six month periods ended June 30, 2008, compared to $24.9 million and $51.1 million for the three and six month periods ended June 30, 2007.  Our gross profit represented 46.1% and 43.4% of our revenues for the three and six month periods ended June 30, 2008 and 52.1% and 53.2% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the six month period ended June 30, 2008, compared to the six month period ended June 30, 2007 is primarily due to integration costs for the two recent acquisitions resulting in the write-off of obsolete inventory and inventory write-up charges on sold systems, product mix which contained lower software sales, and fixed manufacturing costs representing a larger component of cost of goods sold on a lower revenue base.

            Research and Development.  Our research and development expense was $8.4 million and $16.2 million  for the three and six month periods ended June 30, 2008, compared to $8.1 million and $16.8 million for the same periods in the prior year.  Research and development expense represented 22.0% and 21.5% of our revenues for the three and six month periods ended June 30, 2008, compared to 17.0% and 17.5% of revenues for the same periods in the prior year.   The year-over-year dollar decrease for the six month period ended June 30, 2008 and 2007 in research and development expenses primarily reflects cost control initiatives and reprioritization of development programs, partially offset by the engineering teams acquired in our recent acquisitions.  We anticipate research and development expense will be approximately 20-21% of revenues for the three month period ending September 30, 2008.

            Selling, General and Administrative.    Our selling, general and administrative expense was $10.5 million and $19.6 million for the three and six month periods ended June 30, 2008, compared to $8.8 million and $17.5 million for the same periods in the prior year.  Selling, general and administrative expense represented 27.4% and 26.0% of our revenues for the three and six month periods ended June 30, 2008 compared to 18.4% and 18.3% of our revenues for the same periods in the prior year.  The year-over-year dollar increase for the six month periods ended June 30, 2008 and 2007 in selling, general and administrative expense was primarily due to administrative costs associated with the recent acquisitions.  We currently anticipate that selling, general and administrative expenses will represent approximately 24-25% of revenue for the three month period ending September 30, 2008.

            Interest income and other, net.    Interest income and other, net was $0.2 million and $0.6 for the three and six month periods ended June 30, 2008, compared to $0.9 million and $2.0 million for the same periods in the prior year.  The year-over-year decrease in interest income and other, net was primarily attributable to a lower average cash and marketable securities balance and lower interest rates.

            Income Taxes.    Income tax benefit was $0.8 million and $2.2 million for the three and six month periods ended June 30, 2008 compared to income tax expense of $2.3 million and $5.4 million for the same periods in the prior year.  Our effective tax rate for the six month period ended June 30, 2008 is 38.2%, compared to 33.1% in the prior year period.  Our effective tax rate differs from the statutory rate of 35% primarily as a function of state and foreign income taxes offset by benefits from tax exempt interest.

Liquidity and Capital Resources

            At June 30, 2008, we had $65.3 million of cash, cash equivalents and marketable securities and $175.4 million in working capital.  At December 31, 2007, we had $73.9 million of cash, cash equivalents and marketable securities and $176.3 million in working capital.

            Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.  However, for the six months ended June 30, 2008, as our revenues declined our change in inventories represented a use of cash. This was primarily due to increasing inventory related to new products, the slow down in the back-end of the inspection business and system shipments awaiting acceptance.

            Operating activities provided  $2.0 million in cash and cash equivalents for the six month period ended June 30, 2008.  The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2008 was primarily a result of net loss, adjusted to exclude the effect of non-cash charges, of $6.2 million and increases in accounts payable and accrued liabilities of $3.7 million and a decrease in accounts receivable of $2.1 million, partially offset by increases in inventories of $5.9 million, prepaid expenses and other assets of $3.7 million, and a decrease in other current and non-current liabilities of $0.5 million.  Operating activities provided $9.3 million in cash and cash equivalents for the six month period ended June 30, 2007.  The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2007 was primarily a result of net income, adjusted to exclude the effect of non-cash charges, of $18.1 million, a decrease in accounts receivable of $5.4 million and an increase in income taxes payable of $3.3 million, partially offset by an increase in inventories of $6.5 million, a decrease in deferred revenue of $5.2 million and a decrease in accounts payable and accrued liabilities of $6.1 million.

            Net cash and cash equivalents provided by investing activities during the six month period ended June 30, 2008 of $2.4 million was due to proceeds from sales of marketable securities of $19.5 million, partially offset by acquisition costs for business combinations of $8.5 million,  purchases of marketable securities of $6.2 million, and capital expenditures of $2.3 million.  Net cash and cash equivalents used for investing activities during the six month period ended June 30, 2007 of $18.9 million was due to purchases of marketable securities of $46.5 million, capital expenditures of $0.5 million and costs incurred for capitalized software of $0.5 million, offset by proceeds from sales of marketable securities of $28.7 million.

            Net cash and cash equivalents provided by financing activities for the six month periods ended June 30, 2008 was due to proceeds received for sales of shares through share-based compensation plans.  Net cash and cash equivalents provided by financing activities for the six month periods ended June 30, 2007 of $1.3 million was due to proceeds received and tax benefit for sales of shares through share-based compensation plans.

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

            In July 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares. We expect the repurchase of the stock to be funded by current cash and cash equivalent balances.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

           We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income and variable rate income investments (U.S. Treasury and Agency securities asset-backed securities, mortgage-backed securities, auction rate securities, and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of June 30, 2008, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available for sale securities.  As of June 30, we held $0.8 million in municipal auction rate securities.  We do not believe these securities are impaired currently and also believe we will sell them within the next twelve months.

Foreign Currency Risk

            We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of June 30, 2008, we had eleven forward contracts outstanding with a total notional contract value of $4.1 million. We do not use derivative financial instruments for trading or speculative purposes.

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

Conclusions

            As described in detail in Item 9A of our 2007 Form 10-K, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Management's assessment identified one material weakness in internal control over financial reporting as of that date. This material weakness was identified in the process and procedures surrounding the preparation and review of the income tax provision.  Because the remediation of the material weakness was not complete, our management, including our principal executive and principal financial officers, have concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

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

             Management believes that we have made substantial progress towards remediating the material weakness in our internal controls over financial reporting.  Our testing and evaluation of the operating effectiveness and sustainability of these changes to our internal controls over financial reporting have not yet been completed as the above-referenced remediation actions are still in the implementation process.  Therefore, the material weakness identified  in the year ended December 31, 2007still exists as of June 30, 2008 and has caused our management to conclude that we did not maintain effective internal controls over financial reporting as of June 30, 2008. Notwithstanding the material weakness in our internal control over financial reporting that existed as of June 30, 2008, management believes that (i) the Quarterly Report on Form 10Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Quarterly Report.

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

            In July 2008, the Company announced a favorable ruling in its ongoing patent infringement dispute with Camtek, Ltd., of Migdal Hamek, Israel.  An 11-page decision issued by, Judge Michael Davis of the US Federal District Court in Minneapolis, Minnesota, ruled in favor of Rudolph, denying Camtek's Motion for Summary Judgement and upholding the validity of the patent claims Rudolph asserted against Camtek. This lawsuit was initially brought in 2005 by August Technology prior to its merger with Rudolph.  The Company's suit against Camtek alleges that Camtek's line of Falcon semiconductor inspection systems infringe Rudolph's US patent No. 6,826,298. Rudolph is seeking monetary damages and an injunction barring sales of the Falcon line of inspection systems.

Item 1A.    Risk Factors

            There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

            We held our Annual Meeting of Stockholders on May 20, 2008.  Out of 30,559,982 shares of Common Stock entitled to vote at such meeting, there were  present in person or by proxy 28,184,756 shares.  At the Annual Meeting the stockholders of Rudolph Technologies, Inc. approved the following matters.

                An election of directors was held with the following individuals being elected to the Board of Directors:

                       Jeff L. O'Dell, 27,742,459 votes cast for and 442,297 votes withheld;
                       Aubrey C. Tobey, 19,153,914 votes cast for and 9,030,842 votes withheld; and
                       John R. Whitten, 26,907,157 votes cast for and 1,277,599 votes withheld.

            The following is a list of our directors who did not stand for election at such Annual Meeting: Daniel H. Berry, Paul Craig, Thomas G. Greig, Paul F. McLaughlin, Carl E. Ring, Jr., Richard F. Spanier, and Michael W. Wright.

                Proposal II submitted to a vote of stockholders at the meeting was to ratify the appointment of
                Ernst & Young LLP as independent registered public accountants for the Company for the year ending December 31, 2008.  Votes cast were as follows:

                        28,161,391 votes cast for, 21,095 votes cast against and 2,269 votes abstained.

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

                                                                                                        Rudolph Technologies, Inc.

Date: August 7, 2008                                                                                  By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: August 7, 2008                                                                                   By:   /s/ Steven R. Roth
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

Date:  August 7, 2008

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

Date: August 7, 2008

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: August 7, 2008                                                                            By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: August 7, 2008                                                                                   By:   /s/ Steven R. Roth
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