Form 10-Q
period 2008-09-30
RUDOLPH TECHNOLOGIES INC
filed 2008-10-31
CIK 1094392

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

               [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934
                        For the quarterly period ended: September 30, 2008

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

        The number of outstanding shares of the Registrant's Common Stock on October 20, 2008 was 30,660,557.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$ 70,110	$ 57,420
Marketable securities	4,121	16,505
Accounts receivable, net	39,438	50,015
Inventories	72,092	70,987
Prepaid expenses and other current assets	16,125	8,700
Total current assets	201,886	203,627
Property, plant and equipment, net	18,065	16,062
Goodwill	190,391	188,832
Identifiable intangible assets, net	44,734	48,125
Other assets	2,616	3,570
Total assets	$ 457,692	$ 460,216

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 13,600	$ 15,030
Other current liabilities	11,933	12,299
Total current liabilities	25,533	27,329
Non-current liabilities	10,963	8,409
Total liabilities	36,496	35,738

Commitments and contingencies

Stockholders' equity:
Common stock	30	30
Additional paid-in capital	382,574	379,886
Accumulated other comprehensive loss	(2,105)	(214)
Retained earnings	40,697	44,776
Total stockholders' equity	421,196	424,478
Total liabilities and stockholders' equity	$ 457,692	$ 460,216

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$ 38,986	$ 31,461	$ 114,612	$ 127,547
Cost of revenues	22,180	15,921	64,970	60,907
Gross profit	16,806	15,540	49,642	66,640
Operating expenses:
Research and development	8,342	6,505	24,582	23,319
Selling, general and administrative	7,903	7,791	27,534	25,330
Amortization	1,734	1,119	5,128	3,368
Total operating expenses	17,979	15,415	57,244	52,017
Operating income (loss)	(1,173)	125	(7,602)	14,623
Interest income and other, net	295	1,078	847	3,034
Income (loss) before income taxes	(878)	1,203	(6,755)	17,657
Provision (benefit) for income taxes	(430)	(185)	(2,676)	5,254
Net income (loss)	$ (448)	$ 1,388	$ (4,079)	$ 12,403
Earnings (loss) per share:
Basic	$ (0.01)	$ 0.05	$ (0.13)	$ 0.43
Diluted	$ (0.01)	$ 0.05	$ (0.13)	$ 0.42
Weighted average shares outstanding:
Basic	30,781	29,152	30,591	29,099
Diluted	30,781	29,250	30,591	29,265

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$ (4,079)	$ 12,403
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Amortization	6,311	4,406
Depreciation	3,046	3,497
Foreign currency exchange (gain) loss	(1,637)	48
Net loss on sales of marketable securities	84	-
Share-based compensation	2,550	2,286
Provision for doubtful accounts and inventory valuation	2,427	287
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	13,484	14,054
Inventories	(3,276)	(7,550)
Prepaid expenses and other assets	(6,392)	(713)
Accounts payable and accrued liabilities	(1,576)	(8,030)
Other current liabilities	257	(6,823)
Non-current liabilities	60	558
Net cash and cash equivalents provided by operating activities	11,259	14,423
Cash flows from investing activities:
Purchases of marketable securities	(8,248)	(62,783)
Proceeds from sales of marketable securities	20,494	74,396
Purchases of property, plant and equipment	(2,458)	(725)
Capitalized software	(30)	(596)
Purchase of businesses	(8,474)	-
Net cash and cash equivalents provided by investing activities	1,284	10,292
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	138	1,235
Excess tax benefit for sale of shares through share-based compensation plans	-	150
Net cash and cash equivalents provided by financing activities	138	1,385
Effect of exchange rate changes on cash and cash equivalents	9	201
Net increase in cash and cash equivalents	12,690	26,301
Cash and cash equivalents at beginning of period	57,420	72,479
Cash and cash equivalents at end of period	$ 70,110	$ 98,780

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

            The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the PCTA have been included in the Company’s consolidated financial statements since the date of acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$ 5,761
Inventories	11,962
Prepaid expenses and other current assets	157
Property, plant and equipment	1,122
Goodwill	43,693
Identifiable assets	16,200
Accounts payable and accrued liabilities	(5,569)
Deferred revenue	(158)
$ 73,168

The fair value of inventories included a step-up of $3,200, of which $1,407 was recognized in cost of revenues for the nine months ended September 30, 2008. At the acquisition date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $254 for these activities, of which $78 was utilized for the nine months ended September 30, 2008.

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
	$ 16,200

            Approximately $1.0 million of the acquired identifiable intangible assets represents the estimated fair value of in-process research and development (“IPRD”) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations at the merger date. The purchased in-process technology project was a probe card test project, related to the next generation of the company’s ProbeWoRx systems with enhanced capabilities, and was approximately 20% complete as of the date of acquisition. The costs to complete this project consist primarily of internal engineering labor costs and will be completed in the first half of 2009. If we are not successful in completing the inspection project on a timely basis, the future sales of the Company’s inspection products may be adversely affected resulting in erosion of the Company’s market share.

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

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(unaudited)	(unaudited)
Revenues	$ 41,739	$ 157,581
Net income	$ 2,604	$ 14,801
Earnings per share:
Basic	$ 0.09	$ 0.49
Diluted	$ 0.09	$ 0.48

RVSI Inspection

            On January 22, 2008, the Company announced that it had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. The acquired business is currently known as the Rudolph Technologies Wafer Scanner Product Group.  The transaction was accounted for using the purchase method of accounting for business combinations.  The impact of the acquisition was not material to the Company's consolidated financial position or results of operations.

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

            The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2008:

Fair value measurements at September 30, 2008
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury notes	$ 212	$ 212	$ -	$ -
All other marketable securities	3,909	-	3,909	-
Foreign currency forward contracts	(3,391)	(3,391)	-	-
Total	$ 730	$ (3,179)	$ 3,909	$ -

            The Company's investments classified as Level 1 are based on quoted prices that are available in active markets. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.  The U.S. Treasury Notes are measured based on quoted market prices.

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

            The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of September 30, 2008.

            The carrying value of other financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

            The Company has adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for its financial instruments.

NOTE 4.   Marketable Securities

            The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss".  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net".  Net realized gains on available-for-sale securities were $2 for the three months ended September 30, 2008.  Net realized losses on available-for-sale securities were $84 for the nine months ended September 30, 2008.  Net realized gains on available-for-sale securities were $4 and $0 for the three and nine months ended September 30, 2007, respectively.  Gross unrealized gains on available-for-sale securities were $2 and $29 as of September 30, 2008 and December 31, 2007, respectively.  Gross unrealized losses on available-for-sale securities were $25 and $152 as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, the Company held $0.7 million of auction-rate securities.  The underlying assets of the Company's auction-rate securities consisted of municipal bonds with an auction reset feature.  Due to auction rate securities markets being disrupted in 2008, the Company's securities experienced auction failures.  An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers.  The securities for which auctions have failed will continue to accrue interest at the contractual rate and be auctioned every seven, 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature.  The Company held two auction rate securities at September 30, 2008, of which both had experienced failed auctions. The Company does not believe these securities are impaired currently and also believes it will sell them within the next twelve months.   In addition, while all of the Company's auction rate securities are currently rated A or above, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments.

NOTE 5.    Derivative Instruments and Hedging Activities

            The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2008 and December 31, 2007, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

            The dollar equivalent of the US dollar forward contracts and related fair values were as follows:

	September 30, 2008	December 31, 2007
Notional amount	$ 3,535	$ 5,706
Fair value of liability	$ 144	$ 127

NOTE 6.    Identifiable Intangible Assets

            Identifiable intangible assets as of  September 30, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 51,329	$ 15,277	$ 36,052
Customer and distributor relationships	7,300	1,668	5,632
Trade names	4,100	1,050	3,050
Total identifiable intangible assets	$ 62,729	$ 17,995	$ 44,734

            Identifiable intangible assets as of December 31, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$ 49,591	$ 11,324	$ 38,267
Customer and distributor relationships	7,300	917	6,383
Trade names	4,100	625	3,475
Total identifiable intangible assets	$ 60,991	$ 12,866	$ 48,125

          Intangible asset amortization expense for the three and nine months ended September 30, 2008 was $1,734 and $5,128, respectively.  For the three and nine months ended September 30, 2007, intangible asset amortization expense was $1,120 and $3,358, respectively.  Estimated amortization expense for the remainder of 2008 amounts to $1,696 and in each of the next five years amounts to $6,546 for 2009, $6,329 for 2010, $6,096 for 2011, $6,096 for 2012, and $6,096 for 2013.

NOTE 7.   Accounts Receivable

          Accounts receivable are net of the allowance for doubtful accounts of $418 and $214 as of September 30, 2008 and December 31, 2007, respectively.

NOTE 8.    Inventories
	September 30,	December 31,
	2008	2007
Materials	$ 38,277	$ 34,556
Work-in-process	15,582	20,820
Finished goods	18,233	15,611
Total inventories	$ 72,092	$ 70,987
         The Company has established reserves of $4,498 and $3,394 as of September 30, 2008 and December 31, 2007, respectively, for slow moving and obsolete inventory.

NOTE 9.   Property, Plant and Equipment

	September 30,	December 31,
	2008	2007
Land and building	$ 5,184	$ 5,185
Machinery and equipment	14,641	11,829
Furniture and fixtures	2,720	2,668
Computer equipment	7,085	6,407
Leasehold improvements	7,003	5,791
	36,633	31,880
Accumulated depreciation	(18,568)	(15,818)
Net property, plant and equipment	$ 18,065	$ 16,062

NOTE 10.   Commitments and Contingencies

 Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Nine Months Ended September 30,
	2008	2007
Balance, beginning of the period	$ 2,365	$ 2,171
Accruals	1,591	2,140
Warranty liability assumed in merger	215	-
Settlements	(1,928)	(2,230)
Balance, end of the period	$ 2,243	$ 2,081

        Warranty reserves are reported in the Condensed Consolidated Balance Sheets under the caption "Accounts payable and other accrued liabilities".

NOTE 11.   Share-Based Compensation

Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the nine month period ended September 30, 2008 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	680	$ 16.08
Granted	431	$ 8.74
Vested	(153)	$ 16.31
Forfeited	(95)	$ 14.35
Nonvested at September 30, 2008	863	$ 12.56

        As of September 30, 2008 and December 31, 2007, there was $8,480 and $7,852 of total unrecognized compensation cost related to restricted stock units granted under the plans, respectively.  That cost is expected to be recognized over a weighted average period of 3.2 years and 3.7 years for the respective periods.

NOTE 12.   Interest Income and Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$ 293	$ 1,074	$ 931	$ 3,034
Realized gains (losses) on sales of marketable securities, net	2	4	(84)	-
Total interest income and other, net	$ 295	$ 1,078	$ 847	$ 3,034

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

            The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense.  As of September 30, 2008, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $148.

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

        The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$ (448)	$ 1,388	$ (4,079)	$ 12,403
Change in net unrealized gains (losses) on investments, net of tax	(49)	150	(36)	152
Change in currency translation adjustments	(2,685)	450	(1,855)	636
Total comprehensive income (loss)	$ (3,182)	$ 1,988	$ (5,970)	$ 13,191
NOTE 15.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potentially dilutive common equivalent shares consist of stock options and restricted stock units for 2007.  For the three and nine month periods ended September 30, 2008, all outstanding stock options and restricted stock units totaling 3,211, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive.  During the three and nine months ended September 30, 2007, there were stock options with exercise prices above the average fair market value of the Company's common stock which were excluded from the computation of diluted earnings per share due to the anti-dilutive nature of these options.  During the three and nine months ended September 30, 2007, there were restricted stock units which were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.  For the three and nine months ended September 30, 2007,  the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 2,848 and 2,113.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$ (448)	$ 1,388	$ (4,079)	$ 12,403
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	30,781	29,152	30,591	29,099
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	-	98	-	166
Diluted earnings (loss) per share - weighted average shares outstanding	30,781	29,250	30,591	29,265
Earnings (loss) per share:
Basic	$ (0.01)	$ 0.05	$ (0.13)	$ 0.43
Diluted	$ (0.01)	$ 0.05	$ (0.13)	$ 0.42

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

          The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Revenue Type
Systems:
Metrology	$ 3,886	10%	$ 6,754	22%	$ 19,944	17%	$ 30,467	24%
Inspection	23,569	60%	15,963	50%	64,659	56%	66,207	52%
Parts	6,568	17%	3,282	10%	15,493	14%	9,537	7%
Services	3,824	10%	3,540	11%	10,529	9%	10,530	8%
Software licensing	1,139	3%	1,922	7%	3,987	4%	10,806	9%
Total	$ 38,986	100%	$ 31,461	100%	$ 114,612	100%	$ 127,547	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
United States	$ 9,412	$ 5,333	$ 24,723	$ 24,418
Asia	21,254	18,808	67,843	76,925
Europe	8,320	7,320	22,046	26,204
Total	$ 38,986	$ 31,461	$ 114,612	$ 127,547

           One customer represented 12.7% of revenue for the nine months ended September 30, 2007.  No other customer was above 10% of revenue for the nine months ended September 30, 2008 or 2007.

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

NOTE 18.   Share Repurchase Program

        In July 2008, the Board of Directors authorized a share repurchase program of up to 3 million shares of the Company's stock.  The Company did not purchase any shares to date under this program.

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

            Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity, financial condition and results of operations.  In October 2008, our stock price has significantly declined to levels which may negatively impact our annual goodwill impairment test and our review of amortizable intangible assets during the fourth quarter of 2008.  Our critical accounting policies regarding goodwill and long-lived assets and acquired intangible assets are as follows:

             Goodwill. Our formal annual impairment testing date for goodwill is October 31st or prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. In fiscal 2007, we changed our annual impairment testing date from December 31 to October 31. This change was made to allow us additional time to complete the impairment test by the end of the financial statement reporting deadline. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The initial first step consists of estimating the fair value of our aggregated reporting unit using the market value of our common stock at October 31, multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. We obtain information on completed sales of similar companies in a comparable industry to estimate an implied control premium for us. We compare the estimated fair value of the reporting unit to its carrying value which includes goodwill. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, we will also consider if, the market capitalization is temporarily low and, if so, we may also perform a discounted cash flow test. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the "implied fair value" of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the "implied fair value" of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. We believe our estimates of the underlying components of fair value are reasonable. As of December 31, 2007, a one dollar per share increase or decrease in our common stock would have a $30.5 million effect on our market capitalization before adding a control premium. Testing is required between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value of the reporting unit below its carrying value. Such an event may occur if, for an extended period of time, the market value of our common stock plus the implied control premium were less than the carrying value. Should actual results not meet our expectations or assumptions change in future years, our impairment assessment could result in a lower fair value estimate which could result in an impairment charge that may materially affect the carrying value of our assets and results from operations.

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

            For more information, please see our critical accounting policies as previously disclosed in our 2007 Annual Report on Form 10-K.

            See Note 17 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q regarding the impact of recent accounting pronouncements on the Company's financial position and results of operations.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2008 and 2007

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

            Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 10-20% for 2009. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 0.8 for the month of September 2008, decreasing from the December 2007 book-to-bill ratio of 0.9.

            Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine month period ended September 30, 2008 and for the years ended December 31, 2007, 2006 and 2005, sales to customers that individually represented at least five percent of our revenues accounted for 37.6%, 37.1%, 40.9%, and 62.6% of our revenues, respectively.

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

            A significant portion of our revenues has been derived from customers outside of the United States.  In the nine months period ended September 30, 2008, approximately 78.4% of our revenues were derived from customers outside of the United States, of which 59.2% were derived from customers in Asia and 19.2% were derived from customers in Europe.  In 2007, approximately 77.1% of our revenues were derived from customers outside of the United States, of which 58.5% were derived from customers in Asia and 18.6% were derived from customers in Europe.  In 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe.  In 2005, approximately 77.5% of our revenues were derived from customers outside of the United States, of which 56.3% were derived from customers in Asia and 21.2% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

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

            Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $39.0 million and $114.6 million for the three and nine month periods ended September 30, 2008, compared to $31.5 million and $127.5 million for the three and nine month periods ended September 30, 2007, representing an increase for the three month period of 23.9% and a decrease for the nine month period of 10.1% in the respective year-over-year periods.

            The following table lists the different sources of our revenue (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Revenue Type
Systems:
Metrology	$ 3,886	10%	$ 6,754	22%	$ 19,944	17%	$ 30,467	24%
Inspection	23,569	60%	15,963	50%	64,659	56%	66,207	52%
Parts	6,568	17%	3,282	10%	15,493	14%	9,537	7%
Services	3,824	10%	3,540	11%	10,529	9%	10,530	8%
Software licensing	1,139	3%	1,922	7%	3,987	4%	10,806	9%
Total	$ 38,986	100%	$ 31,461	100%	$ 114,612	100%	$ 127,547	100%

             The year-over-year decrease in systems revenue for the nine month periods ended September 30, 2008 and 2007 is due to continued weakness in the overall semiconductor industry and reflects a decrease in inspection systems revenues of $1.5 million and a decrease in metrology systems revenue of $10.5 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 42% of total revenues for both the three and nine month periods ended September 30, 2008 compared to 26% and 29% of total revenues for the three and nine month periods ended September 30, 2007.  The year-over-year increase in total parts and services revenue for the nine month periods ended September 30, 2008 and 2007 is primarily due to customers continuing to spend more on repair and maintenance of their existing equipment as well as parts revenues related to the our recent acquisitions. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year decrease in software licensing revenues for the nine month periods ended September 30, 2008 and 2007 is primarily due to the sale of certain technology rights to Tokyo Electron in 2007.

            Deferred revenues of $7.5 million are recorded in other current liabilities at September 30, 2008 and primarily consist of $5.1 million for deferred maintenance agreements and $2.4 million for systems awaiting acceptance and outstanding deliverables.

            Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $16.8 million and $49.6 million for the three and nine month periods ended September 30, 2008, compared to $15.5 million and $66.6 million for the three and nine month periods ended September 30, 2007.  Our gross profit represented 43.1% and 43.3% of our revenues for the three and nine month periods ended September 30, 2008 and 49.4% and 52.2% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the nine month period ended September 30, 2008, compared to the nine month period ended September 30, 2007 is primarily due to integration costs for the two recent acquisitions resulting in the write-off of obsolete inventory and inventory write-up charges on sold systems, product mix which contained lower software sales, and fixed manufacturing costs representing a larger component of cost of goods sold on a lower revenue base.

            Research and Development.  Our research and development expense was $8.3 million and $24.6 million for the three and nine month periods ended September 30, 2008, compared to $6.5 million and $23.3 million for the same periods in the prior year.  Research and development expense represented 21.4% of our revenues for the both the three and nine month periods ended September 30, 2008, compared to 20.7% and 18.3% of revenues for the same periods in the prior year.  The year-over-year dollar increase for the nine month periods ended September 30, 2008 and 2007 in research and development expenses primarily reflects inclusion of the engineering teams acquired in our recent acquisitions and a write-off of abandoned software projects eliminated as part of our cost reduction efforts, partially offset by cost control initiatives and reprioritization of development programs.  We anticipate research and development expense will be approximately $6.7 to $7.0 million for the three month period ending December 31, 2008.

            Selling, General and Administrative.    Our selling, general and administrative expense was $7.9 million and $27.5 million for the three and nine month periods ended September 30, 2008, compared to $7.8 million and $25.3 million for the same periods in the prior year.  Selling, general and administrative expense represented 20.3% and 24.0% of our revenues for the three and nine month periods ended September 30, 2008 compared to 24.8% and 19.9% of our revenues for the same periods in the prior year.  The year-over-year dollar increase for the nine month periods ended September 30, 2008 and 2007 in selling, general and administrative expense was primarily due to administrative costs associated with the recent acquisitions, partially offset by foreign currency exchange gains from international operations.  We currently anticipate that selling, general and administrative expenses will represent approximately $8.4 to $8.6 million for the three month period ending December 31, 2008.

            Interest income and other, net.    Interest income and other, net was $0.3 million and $0.8 million for the three and nine month periods ended September 30, 2008, compared to $1.1 million and $3.0 million for the same periods in the prior year.  The year-over-year decrease in interest income and other, net was primarily attributable to a lower average cash and marketable securities balance and lower interest rates.

            Income Taxes.    Income tax benefit was $0.4 million and $2.7 million for the three and nine month periods ended September 30, 2008 compared to income tax benefit of $0.2 million for the three month period ended September 30, 2007 and income tax expense of $5.3 million for the nine month period ended September 30, 2007.  Our effective tax rate for the nine month period ended September 30, 2008 is 39.6%, compared to 29.8% in the prior year period.  Our effective tax rate differs from the statutory rate of 35% primarily as a function of state and foreign income taxes offset by benefits from tax exempt interest.

Liquidity and Capital Resources

            At September 30, 2008, we had $74.2 million of cash, cash equivalents and marketable securities and $176.4 million in working capital.  At December 31, 2007, we had $73.9 million of cash, cash equivalents and marketable securities and $176.3 million in working capital.

            Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.  However, for the nine months ended September 30, 2008, as our revenues declined our change in inventories represented a use of cash. This was primarily due to increasing inventory related to new products, the slow down in the back-end of the inspection business and system shipments awaiting acceptance.

            Operating activities provided  $11.3 million in cash and cash equivalents for the nine month period ended September 30, 2008.  The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2008 was primarily a result of net loss, adjusted to exclude the effect of non-cash charges, of $8.7 million and decreases in accounts receivable of $13.5 million, partially offset by increases in prepaid expenses and other assets of $6.4 million,  inventories of $3.3 million and a decrease in accounts payable and accrued liabilities of $1.6 million.  Operating activities provided $14.4 million in cash and cash equivalents for the nine month period ended September 30, 2007.  The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2007 was primarily a result of net income, adjusted to exclude the effect of non-cash charges, of $22.9 million and a decrease in accounts receivable of $14.1 million, partially offset by a decrease in accounts payable and accrued liabilities of $8.0 million, an increase in inventories of $7.6 million, a decrease in other current and non-current liabilities of $6.3 million, and prepaid expenses and other assets of $0.7 million.

            Net cash and cash equivalents provided by investing activities during the nine month period ended September 30, 2008 of $1.3 million was due to proceeds from sales of marketable securities of $20.5 million, partially offset by acquisition costs for business combinations of $8.5 million,  purchases of marketable securities of $8.2 million, and capital expenditures of $2.5 million.  Net cash and cash equivalents provided by investing activities during the nine month period ended September 30, 2007 of $10.3 million was due to proceeds from sales of marketable securities of $74.4 million, offset by purchases of marketable securities of $62.8 million, capital expenditures of $0.7 million and costs incurred for capitalized software of $0.6 million.

            Net cash and cash equivalents provided by financing activities for the nine month periods ended September 30, 2008 of $0.1 million was due to proceeds received for sales of shares through share-based compensation plans.  Net cash and cash equivalents provided by financing activities for the nine month periods ended September 30, 2007 of $1.4 million was due to proceeds received and tax benefit for sales of shares through share-based compensation plans.

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

            In July 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares.  We did not purchase any shares to date under this program.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

           We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist primarily of fixed income and variable rate income investments (U.S. Treasury and Agency securities asset-backed securities, mortgage-backed securities, auction rate securities, and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of September 30, 2008, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available for sale securities.  As of September 30, 2008 we held $0.7 million in municipal auction rate securities.  We do not believe these securities are impaired currently and also believe we will sell them within the next twelve months.

Foreign Currency Risk

            We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of September 30, 2008, we had twelve forward contracts outstanding with a total notional contract value of $3.5 million. We do not use derivative financial instruments for trading or speculative purposes.

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

Conclusions

            As described in detail in Item 9A of our 2007 Form 10-K, our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. Management's assessment identified one material weakness in internal control over financial reporting as of that date. This material weakness was identified in the process and procedures surrounding the preparation and review of the income tax provision.  Because the remediation of the material weakness was not complete, our management, including our principal executive and principal financial officers, has concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

            We have implemented the following measures to address the material weakness and to enhance our internal control over financial reporting:

1. Obtain an understanding of the tax provision preparation and review procedures performed by our outside tax advisors.

2. Establish tax review meetings each quarter and at year-end with the external tax advisors and Company management.

3. Complete quarterly and annual tax compliance checklist to ensure all relevant tax items are considered in the preparation of the tax provision.

             Management believes that we have made substantial progress towards remediating the material weakness in our internal controls over financial reporting.  Our testing and evaluation of the operating effectiveness and sustainability of these changes to our internal controls over financial reporting have not yet been completed as the above-referenced remediation actions are still in the implementation process.  Therefore, the material weakness identified  in the year ended December 31, 2007 still exists as of September 30, 2008 and has caused our management to conclude that we did not maintain effective internal controls over financial reporting as of September 30, 2008. Notwithstanding the material weakness in our internal control over financial reporting that existed as of September 30, 2008, management believes that (i) the Quarterly Report on Form 10Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the financial statements, and other financial information included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the dates and periods presented in this Quarterly Report.

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

            In July 2008, the Company announced a favorable ruling in its ongoing patent infringement dispute with Camtek, Ltd., of Migdal Hamek, Israel.  An 11-page decision issued by, Judge Michael Davis of the US Federal District Court in Minneapolis, Minnesota, ruled in favor of Rudolph, denying Camtek's Motion for Summary Judgment and upholding the validity of the patent claims Rudolph asserted against Camtek. This lawsuit was initially brought in 2005 by August Technology prior to its merger with Rudolph.  The Company's suit against Camtek alleges that Camtek's line of Falcon semiconductor inspection systems infringe Rudolph's US patent No. 6,826,298. Rudolph is seeking monetary damages and an injunction barring sales of the Falcon line of inspection systems.

Item 1A.    Risk Factors

            Other than those set forth below, there are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year 2007.

Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

            Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers' ability to finance the purchase of systems from us or our suppliers' ability to provide us with product, either of which may negatively impact our business and results of operations.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

            We are required under generally accepted accounting principles to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets or goodwill may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our amortizable intangible assets or goodwill is determined to exist. This could adversely impact our results of operations.   Consistent with past years, we will be testing our goodwill and other identifiable intangible assets for impairment as of October 31, 2008.  Through September 30, 2008, we have concluded that there were no indicators of impairment that would cause us to accelerate our testing.  In October 2008, our stock price has significantly declined to levels which may negatively impact our goodwill impairment test and our review of amortizable intangible assets during the fourth quarter of 2008.  Please see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for our critical accounting policies related to goodwill and long-lived assets and acquired intangible assets.

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

                                                                                                        Rudolph Technologies, Inc.

Date: October 31, 2008                                                                             By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer

Date: October 31, 2008                                                                              By:   /s/ Steven R. Roth
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

Date:  October 31, 2008

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

Date: October 31, 2008

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: October 31, 2008                                                                      By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: October 31, 2008                                                                   By:   /s/ Steven R. Roth
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