Form 10-K
period 2008-12-31
RUDOLPH TECHNOLOGIES INC
filed 2009-03-06
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2008 of $7.70 was approximately $201,354,469.

The registrant had 30,737,857 shares of Common Stock outstanding as of February 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders to be held on May 19, 2009.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements, including those concerning our expectations of future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we may, from time to time make oral forward-looking statements. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate”, “believe”, “expect”, “intend”, “plan”, “should”, “may”, “could”, “will” and words or phrases of similar meaning, as they relate to our management or us.

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

General

Rudolph Technologies, Inc. is a worldwide leader in the design, development, and manufacture of high-performance process control metrology, defect inspection, and data analysis systems used by semiconductor device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems and integrated modules for both transparent and opaque thin film measurements and macro-defect inspection. All of these systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer service and applications support.

The purchase of intellectual property and selected assets from RVSI Inspection LLC was announced on January 22, 2008. As a result, the Wafer Scannertm (WS) 3800 inspection system was added to the Rudolph product portfolio. The WS Series is used by many back-end manufacturers, with the highest volume found in bump applications. The new WS3840tm was launched in May and delivered to a major Asian semiconductor foundry.

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

For opaque film characterization, we brought patented optical acoustic metal film metrology technology to the semiconductor manufacturing floor that allows customers to simultaneously measure the thickness and other properties of up to six metal or other opaque film layers in a non-contact manner on product wafers. PULSEtm Technology uses an ultra-fast laser to generate sound waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, sending back to the surface an echo that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can non-destructively measure opaque thin-film stacks with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures and the majority of all systems sold have been for copper applications.

Inspection Systems. Chip manufacturers deploy advanced macro-defect inspection (defects greater in size than 0.5 micron) throughout the fab to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the AXitm and NSX® are found in wafer processing (front-end) and final manufacturing (back-end) facilities around the world. These high-speed tools incorporate features such as waferless recipe creation, tool-to-tool correlation, multiple inspection resolutions and proprietary review and classification software that are required in today’s high-volume integrated circuit (IC) manufacturing environments. In addition to wafer frontside inspection, Rudolph’s innovative Explorer® Cluster incorporates wafer edge and backside inspection in one integrated platform to enhance productivity and continuously improve fab yield.

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

The use of optical acoustics to measure multi-layer metal and opaque films was pioneered by scientists at Brown University in collaboration with engineers at Rudolph. The proprietary optical acoustic technology in our PULSEtm Technology systems measures the thickness of single or multi-layer opaque films ranging from less than 40 Angstroms to greater than five microns. It provides these measurements at a rate of up to 70 wafers per hour within one to two percent accuracy and typically less than one percent repeatability. This range of thicknesses covers the majority of thick and thin metal films projected by the International Roadmap for Semiconductors to be

used through the end of this decade. Our non-contact, non-destructive optical acoustic technology and small spot size enable our PULSE Technology systems to measure film properties directly on product wafers.

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

All-surface Inspection. All-surface refers to inspection of the wafer frontside, edge, and backside as well as post-fab die. The edge inspection process focuses on the area near the wafer edge, an area that poses difficulty for traditional wafer frontside inspection technology due to its varied topography and process variation. Edge bevel inspection looks for defects on the side edge of a wafer. The edge bead removal and edge exclusion metrology involve a topside surface measurement required exclusively in the photolithography process, primarily to determine if wafers have been properly aligned for the edge exclusion region. The primary reason for wafer backside inspection is to determine if contamination has been created that may spread throughout the fab. For instance, it is critical that the wafer backside be free of defects prior to the photolithography process to prevent focus and exposure problems on the wafer front-side.

In addition to the wafer processing floor, Rudolph automated inspection systems are used in several post-fab processes such as bump inspection, wafer probe, wafer saw and quality control.

Probe Card Test and Analysis. The combination of Fast 3D-OCM® (optical comparative metrology) Technology with improved testing accuracy and repeatability is designed to reduce total test time for even the most advanced large area probe cards. 3-D capabilities enable users to analyze probe marks and probe tips in a rapid and information-rich format.

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

Products

We market and sell products to all major logic, memory, data storage and application-specific integrated circuit (ASIC) device manufacturers. Our customers rely on Rudolph for versatile full-fab metrology and inspection systems as well as yield management software solutions. These systems are designed for high-volume production facilities and offer automated wafer handling for 200 and 300 mm configurations. Our systems operate at high throughput with ultraclean operation and high reliability.

				Type of Fab
				Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
Metrology Systems
MetaPULSE®	1997	-	Non-contact system for thin opaque films
MetaPULSE-II	2001	-	Patented Picosecond Ultrasonic Laser Sonar Technology (PULSEtm)	X
MetaPULSE-III	2005	-	Designed for advanced copper and non-copper applications
MetaPULSE-IIIa	2007	-	Improved throughput and repeatability

S3000Atm	2007	-	Superior accuracy for transparent film measurements	X

		-	Incorporates ellipsometry technology for transparent film application
S3000tm/S2000tm	2006	-	Optimized price/performance for fabwide applications	X
		-	Available with pattern recognition software
		-	Enhanced data review mode

Type of Fab
				Wafer	Final
Product	Introduced		Functionality	Processing	Manufacturing
Inspection & Probe Card Test Systems
		-	Advanced detection of defects >0.5 micron
AXitm Series	2003	-	Inspection of patterned and unpatterned wafers	X
		-	In line, high-speed, 100% inspection
		-	Full color review

		-	2D defect detection of the wafer’s edge
E30tm System	2003	-	Metrology of edge feature	X	X
		-	Incorporated into the Explorer Cluster

		-	2D defect detection of the wafer’s backside
B30tm System	2003	-	Darkfield, brightfield and color imaging	X	X
		-	Incorporated into the Explorer Cluster

		-	Fully automated defect detection >0.5
NSX® Series	1997		micron		X
		-	2D wafer, die & bump inspection
		-	In line, high-speed, 100% inspection

Wafer Scannertm	1999	-	2D/3D bump dimensional inspection		X
Series		-	2D bump/surface defect inspection
		-	In line, high-speed, 100% inspection

		-	Probe card test & analysis
Precision WoRx®	2008	-	Configurable channels		X
		-	High load forces

		-	Probe card production metrology
ProbeWoRx®	2003	-	3D Optical Comparative Metrology		X
		-	High-speed test times
		-	Automated, one-touch measurements

		-	Probing process analysis
WaferWoRx®	2006	-	3D probe tip analysis		X
		-	Proprietary, advanced software

		-	Probe card analyzer
PrecisionPoint®	2002	-	Tests devices simultaneously		X
		-	Upgradable

Type of Fab
				Wafer	Final
Product	Introduced		Functionality	Processing	Manufacturing
Software Solutions
		-	Fabwide software for archival and retrieval of process related data
Discover®	2007	-	Facilitates root cause analysis, yield	X
enhancement and yield learning

		-	In line, all surface defect analysis and data management
		-	Trend analysis and visualization tools
Discover®	2005	-	Wafer maps visualize all-surface	X	X
Enterprise			defects
		-	Identifies root cause of defects and process excursions

		-	Off line defect review and classification
HarmonyASRtm	2005	-	Defects displayed in real time	X	X
		-	Rapid classification of unknown defects; review of previously-classified defects

		-	Automatic defect classification
		-	High accuracy, consistency and
TrueADCtm	2005		scalability	X	X
		-	Patented feature-based defect matching technology
		-	Utilizes dynamic defect library method

		-	Fabwide spatial process control system
		-	Traces patterns back to yield-killing process issues
Process Sentineltm	2006	-	Combined defect and sort solution	X
		-	Quickly isolates systemic faults
		-	Advanced segmentation and wafer stacking capability

		-	Serving the entire fab
		-	Defect classification with a high level
TrueADCtm	2007		of accuracy	X	X
Enterprise		-	Ensures database lookup, classification
and timely response to the tool
		-	Minimum impact to throughput

		-	Builds predictive models
Yieldtm	2006	-	Optimizes yield and reduces
Optimizer			excursions	X	X
		-	Identifies the most critical metrology measurements for controlling yield

Customers

Over 90 semiconductor device manufacturers have purchased Rudolph tools and software for installation at multiple sites. We support a diverse customer base in terms of both geographic location and type of semiconductor device manufactured. Our customers are located in 20 countries.

We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2006, 2007 and 2008, sales to end user customers that individually represented at least five percent of our revenues accounted for 40.9%, 37.1% and 36.3% of our revenues, respectively. In 2006, 2007 and 2008, sales to Intel Corporation accounted for 14.0%, 11.5% and 10.9% of our revenues, respectively. No other individual end user customer accounted for more than 10% of our revenues in 2006, 2007 and 2008. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

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

Our research and development expenditures in 2006, 2007 and 2008 were $29.9 million, $30.0 million and $31.6 million, respectively. We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods.

Sales, Customer Service and Application Support

We maintain an extensive network of direct sales, customer service and application support offices in several locations throughout the world. We maintain sales, service or applications offices in locations including but not limited to, New Jersey, Minnesota, Massachusetts, Texas, Washington, New York, Germany, Scotland, Ireland, Israel, Korea, Singapore, Taiwan, China and Japan.

We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers’ operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our training facility in Budd Lake, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations.

Manufacturing

Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facilities in New Jersey, Minnesota, and Washington. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.

We rely on a number of limited source suppliers for certain parts and subassemblies. This reliance creates a potential inability to obtain an adequate supply of required components, and reduced control over pricing and time of delivery of components. An inability to obtain adequate supplies would require us to seek alternative sources of supply or might require us to redesign our systems to accommodate different components or subassemblies. To date, we have not experienced any significant delivery delays. However, if we were forced to seek alternative sources of supply, manufacture such components or subassemblies internally, or redesign our products, this could prevent us from shipping our products to our customers on a timely basis, which could have a material adverse effect on our operations.

Intellectual Property

We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2008, we have been granted, or hold exclusive licenses to, 150 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2009 to 2025. We also have 98 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of transparent thin film measurement, altered material characterization and macro-defect detection and classification.

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

Our pending patents may never be issued, and even if they are, these patents, our existing patents and the patents we license may not provide sufficiently broad protection to protect our proprietary rights, or they may prove to be unenforceable. To protect our proprietary rights, we also rely on a combination of copyrights, trademarks, trade secret laws, contractual provisions and licenses. There can be no assurance that any patents issued to or licensed by us will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide us with a competitive advantage.

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

Backlog

We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which the customer has assigned a purchase order number and for which delivery has been specified within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2008, we had a backlog of approximately $20.4 million compared with a backlog of approximately $26.7 million at December 31, 2007.

Employees

As of December 31, 2008, we had 536 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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

Our customers may be unable to pay us for our products and services

Our customers include some companies that may from time to time encounter financial difficulties, especially in light of the current economic environment and the turmoil in the credit markets. If a customer’s financial difficulties become severe, the customer may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. The bankruptcy of a customer with a substantial account receivable could have a material adverse effect on our financial condition and results of operations. In addition, if a customer declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

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

If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease

Our systems are complex and have occasionally contained errors, defects and bugs when introduced. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems. Our product liability policy currently provides $2.0 million of coverage per claim, with an overall umbrella limit of $14.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

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

If we cannot effectively manage our growth, our business may suffer

Over the long-term we intend to continue to grow by increasing our sales efforts and completing strategic acquisitions. To effectively manage our growth, we must, among other things:

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

Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity

Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from trade creditors were to be impaired. In addition, the recent economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.

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

Risks Related to our Stock

Provisions of our charter documents and Delaware law, as well as our stockholder rights plan, could discourage potential acquisition proposals and/or delay, deter or prevent a change in control of our company

Provisions of our certificate of incorporation and bylaws, as well as our stockholder rights plan, may inhibit changes in control of our company not approved by our board of directors. These provisions also limit the circumstances in which a premium can be paid for the common stock, and in which a proxy contest for control of our board may be initiated. These provisions provide for:

•	a prohibition on stockholder actions through written consent;

•	a requirement that special meetings of stockholders be called only by our chief executive officer or board of directors;

•	advance notice requirements for stockholder proposals and director nominations by stockholders;

•	limitations on the ability of stockholders to amend, alter or repeal our by-laws;

•	the authority of our board to issue, without stockholder approval, preferred stock with such terms as the board may determine; and

•	the authority of our board, without stockholder approval, to adopt a Stockholder Rights Plan. Such a Shareholder Rights Plan was adopted by the board of directors on June 27, 2005.

We are also entitled to avail ourselves of the protections of Section 203 of the Delaware General Corporation Law, which could inhibit changes in control of us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive office building is located at One Rudolph Road in Flanders, New Jersey. We own and lease facilities for engineering, sales and service related purposes in the United States and six other countries — China, Japan, Korea, Singapore, Taiwan and Scotland. The following table indicates the general location, the general purpose and the square footage of our principal facilities. The expiration years of the leases covering the leased facilities are also indicated.

			Lease
		Approximate	Expiration
		Square	Year, Unless
Location	Facility Purpose	Footage	Owned

Flanders, New Jersey	Executive Office	20,000	Owned
Budd Lake, New Jersey	Engineering, Manufacturing and Service	83,500	2016
Bloomington, Minnesota	Engineering, Manufacturing and Service	78,500	2012
Lowell, Massachusetts	Engineering, Manufacturing and Service	9,500	2010
Richardson, Texas	Yield Metrology Group	21,000	Owned
Bohemia, New York	Engineering	6,000	2011
Snoqualmie, Washington	Engineering, Manufacturing and Service	27,000	2018
Hsin-Chu, Taiwan	Sales and Service	10,500	2010
Takatsu, Japan	Sales and Service	5,000	2010
Sungnam-si, Korea	Sales and Service	9,500	2009
Shanghai, China	Sales and Service	3,500	2009
Singapore	Sales and Service	2,000	2009
Scotland, United Kingdom	Sales and Service	1,000	2009

We also lease office space for other smaller sales and service offices in several locations throughout the world.

We believe that our existing facilities and capital equipment are adequate to meet our current requirements, and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings.

From time to time we are subject to legal proceedings and claims in the ordinary course of business. We are not aware of any legal proceedings or claims that management currently believes would have a material adverse effect on our consolidated financial statements taken as a whole if determined adversely to the Company.

On March 5, 2009, the Company announced a favorable verdict in its patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning Rudolph’s proprietary continuous scan wafer inspection technology. The jury determined in its verdict that all models of Camtek’s Falcon inspection systems infringe Rudolph’s US patent no. 6,826,298. In awarding approximately $6.8 million to Rudolph, the jury also rejected entirely Camtek’s arguments that Rudolph’s patent is invalid. This lawsuit was initially brought in 2005 by August Technology prior to its merger with Rudolph.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART ll

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq National Market under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the Nasdaq Composite Index, the Research Data Group (RDG) Semiconductor Composite Index, and a custom peer group for the period commencing on December 31, 2003, and ending on December 31, 2008. The peer group is comprised of capital equipment manufacturers for the semiconductor industry with relatively comparable revenues and market capitalizations to that of the Company. The peer group was recommended by a global management consulting firm. The companies included in the peer group are MKS Instruments, Inc., FEI Co., Brooks Automation, Inc., Cymer, Inc. , Veeco Instruments, Inc., Cabot Microelectronics Corp., ATMI, Inc., FormFactor, Inc., Axcelis Technologies, Inc., Advanced Energy Industries, Inc., Cohu, Inc., EMCORE Corp., Semitool, Inc., Mattson Technology, Inc., LTX-Credence, Corp, Nanometrics, Inc., Ultratech, Inc., PDF Solutions, Inc., and AXT, Inc.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2003 in the Company’s Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The Company operates on a 52-week calendar year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rudolph Technologies, Inc., The NASDAQ Composite Index.
The RDG Semiconductor Composite Index And A Peer Group

*	$100 invested on 12/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08

Rudolph Technologies, Inc.	100.0	69.97	52.49	64.87	46.13	14.38
NASDAQ Composite	100.0	110.06	112.92	126.61	138.33	80.65
RDG Semiconductor Composite	100.0	79.86	89.16	84.15	94.72	47.83
Peer Group	100.0	76.87	72.15	84.87	77.88	38.78

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ National Market.

	Price Range of
	Common Stock
	High	Low

Year Ended December 31, 2007
First Quarter	$18.10	$14.83
Second Quarter	$18.21	$14.95
Third Quarter	$18.29	$11.50
Fourth Quarter	$15.09	$10.03
Year Ended December 31, 2008
First Quarter	$11.45	$8.11
Second Quarter	$10.99	$7.70
Third Quarter	$11.02	$7.22
Fourth Quarter	$8.44	$2.03

As of February 19, 2009, there were 93 stockholders of record of our common stock and approximately 4,913 beneficial stockholders. The closing market value of our common stock on February 19, 2009 was $3.15.

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

Certain Equity Compensation Plan Information included in Item 12 of Part III, hereof, is hereby incorporated into this Item 5 of Part II and will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2007 and 2008 and the statement of operations data for the years ended December 31, 2006, 2007 and 2008 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2004, 2005 and 2006, and the statement of operations data for the years ended December 31, 2004 and 2005 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2004	2005	2006(1)	2007(2)	2008(3)
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$84,248	$82,918	$201,168	$160,129	$131,040
Cost of revenues	44,595	44,390	103,726	78,889	87,388

Gross profit	39,653	38,528	97,442	81,240	43,652

Operating expenses:
Research and development	15,847	11,901	29,856	29,993	31,644
In-process research and development	—	—	9,900	1,000	—
Selling, general and administrative	15,222	20,373	32,393	33,204	33,965
Impairment charge for goodwill and identifiable intangible assets	—	—	—	—	227,105
Amortization	876	876	4,048	4,487	5,890

Total operating expenses	31,945	33,150	76,197	68,684	298,604

Operating income (loss)	7,708	5,378	21,245	12,556	(254,952)
Interest income and other, net	1,899	1,388	3,191	4,149	1,151

Income (loss) before provision for income taxes	9,607	6,766	24,436	16,705	(253,801)
Provision (benefit) for income taxes	2,855	1,789	11,730	4,846	(4,115)

Net income (loss)	$6,752	$4,977	$12,706	$11,859	$(249,686)

Earnings (loss) per share:
Basic	$0.40	$0.29	$0.47	$0.41	$(8.16)
Diluted	$0.40	$0.29	$0.46	$0.40	$(8.16)
Weighted average shares outstanding:
Basic	16,746	16,899	27,276	29,168	30,614
Diluted	16,914	16,942	27,574	29,312	30,614

	December 31,
	2004	2005	2006	2007	2008

Balance Sheet Data:
Cash and cash equivalents	$12,627	$37,986	$72,479	$57,420	$67,735
Marketable securities	64,120	42,821	33,714	16,505	10,549
Working capital	120,403	125,678	200,942	176,298	147,688
Total assets	171,280	180,001	440,486	460,216	197,432
Retained earnings (accumulated deficit)	15,214	20,191	32,897	44,776	(204,910)
Total stockholders’ equity	156,775	164,534	392,876	424,478	176,088

(1)	Effective January 1, 2006, we adopted the provisions prescribed by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” Consequently, we began recognizing compensation cost measured at fair value over the service period for stock awards expected to vest. In addition, Statement of Operations data reflects the results of operations of August Technology since February 15, 2006.

(2)	Statement of Operations data reflects the results of operations of PCTA since December 18, 2007.

(3)	Statement of Operations data reflects the results of operations of WSPG since January 22, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On February 15, 2006, the merger with August Technology was completed. Under the terms of the agreement, we paid an aggregate of $37.2 million in cash and issued an aggregate of 11.3 million shares of our common stock to former August Technology shareholders for a total purchase price of $246.7 million. The results of operations of August Technology have been included in our consolidated financial statements since the date of the merger. Due to the size of August Technology and the effects of purchase accounting, our financial position, results of operations and cash flows may not be comparable to prior periods. With the exception of future tax adjustments related to the merger, the effects of purchase accounting were completed in 2006.

On December 18, 2007, Rudolph and a wholly-owned subsidiary entered into and consummated the transactions contemplated by, an agreement with Applied Precision Holdings, LLC and Applied Precision, LLC (collectively, “Applied”), pursuant to which we purchased substantially all of the assets and assumed certain liabilities of the semiconductor division of Applied to be known as the Probe Card Test and Analysis division (“PCTA”). We paid $59.1 million in cash and acquisition costs and issued 1.3 million shares of common stock for a total purchase price of $73.2 million. PCTA is engaged in the business of designing, developing, manufacturing, marketing, selling and supporting advanced probe card metrology and wafer probe process monitoring equipment and is complementary to our existing business.

On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. The acquired business is currently known as the Rudolph Technologies Wafer Scanner Product Group (“WSPG”). The transaction was accounted for using the purchase method of accounting for business combinations. The impact of the acquisition was not material to our consolidated financial position or results of operations.

Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 40-50% for 2009. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 0.9 for the month of December 2008, increasing from the September 2008 book-to-bill ratio of 0.7.

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2006, 2007 and 2008, sales to customers that individually represented at least five percent of our revenues accounted for 40.9%, 37.1%, and 36.3% of our revenues, respectively. For the years ended December 31, 2006, 2007 and 2008, sales to Intel accounted for 14.0%, 11.5% and 10.9% of our revenues, respectively.

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

A significant portion of our revenues has been derived from customers outside of the United States. In 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe. In 2007, approximately 77.1% of our revenues were derived from customers outside of the United States, of which 58.5% were derived from customers in Asia and 18.6% were derived from customers in Europe. In 2008, approximately 76.5% of our revenues were derived from customers outside of the United States, of which 57.0% were derived from customers in Asia and 19.5% were derived from customers in Europe. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

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

	Year Ended December 31,
	2006	2007	2008

Revenues	100.0%	100.0%	100.0%
Cost of revenues	51.6	49.3	66.7

Gross profit	48.4	50.7	33.3

Operating expenses:
Research and development	14.9	18.7	24.2
In-process research and development	4.9	0.6	—
Selling, general and administrative	16.1	20.8	25.9
Impairment charge for goodwill and identifiable intangible assets	—	—	173.3
Amortization	2.0	2.8	4.5

Total operating expenses	37.9	42.9	227.9

Operating income (loss)	10.5	7.8	(194.6)
Interest income and other, net	1.6	2.6	0.9

Income before provision (benefit) income taxes	12.1	10.4	(193.7)
Provision (benefit) for income taxes	5.8	3.0	(3.1)

Net income (loss)	6.3%	7.4%	(190.6)%

Results of Operations 2006, 2007 and 2008

Revenues. Our revenues are derived from the sale of our systems, services, spare parts and software licensing. Our revenues were $201.2 million, $160.1 million and $131.0 million in the years 2006, 2007 and 2008. These changes represent a decrease of 20.4% from 2006 to 2007 and a decrease of 18.2% from 2007 to 2008. The decreases in revenue from 2006 through 2008 are primarily due to the continued weakness in the overall semiconductor equipment manufacturing sector.

The following table lists, for the periods indicated, the different sources of our revenues in dollars and as percentages of our total revenues:

	Year Ended December 31,
	2006		2007		2008

Systems:
Metrology	$68,035	34%	$34,738	22%	$21,118	16%
Inspection	100,666	50	85,012	53	71,348	55
Parts	14,217	7	13,678	9	19,262	15
Services	11,457	6	14,121	8	14,901	11
Software licensing	6,793	3	12,580	8	4,411	3

Total revenue	$201,168	100%	$160,129	100%	$131,040	100%

Systems revenue decreased from 2006 through 2008 due to continued weakness in the overall semiconductor equipment manufacturing sector and reflects a decrease in metrology systems revenue of $33.3 million and a decrease in inspection systems revenue of $15.7 million from 2006 to 2007, a decrease in metrology systems revenue of $13.6 and a decrease in inspection systems revenues of $13.7 million for 2007 to 2008. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 31% of total revenue for 2006 compared to 29% of total revenue for 2007 and 40% of total revenue for 2008. The year-

over-year increase in parts and service revenues in absolute dollars from 2006 to 2007 is primarily due to customers continuing to spend more on repair and maintenance of their existing equipment. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls. The year-over-year increase in parts and service revenues in absolute dollars from 2007 to 2008 reflects additional parts and service revenues from the PCTA and WSPG acquisitions. The year-over-year increase in software licensing revenues of $5.8 million from 2006 to 2007 reflects the sale of certain technology rights to Tokyo Electron. The year-over-year decrease in software licensing revenues of $8.2 million from 2007 to 2008 reflects the sale of certain technology rights to Tokyo Electron in 2007 not occurring in 2008 and weakness in the semiconductor market.

Deferred revenues of $4.4 million are recorded in other current liabilities at December 31, 2008 and primarily consist of $4.0 million for deferred maintenance agreements and $0.4 million for systems awaiting acceptance and outstanding deliverables.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, product sales mix, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $97.4 million, $81.2 million and $43.7 million in 2006, 2007 and 2008, respectively. The increase in gross profit as a percentage of revenue from 2006 to 2007 is primarily due to the sales and transfer of certain technology rights to Tokyo Electron and higher charges to cost of goods sold in 2006. The decrease in gross profit as a percentage of revenue from 2007 to 2008 is primarily due to the inventory write-offs of $11.3 million and acquired inventory sold in the 2008 that was written up to fair value in purchase accounting.

Research and Development. The thin film transparent, opaque process control and macro-defect inspection and probe card test analysis market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, the progression to 300 mm wafers, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $29.9 million, $30.0 million and $31.6 million in 2006, 2007 and 2008, respectively. The year-over-year dollar increase from 2006 to 2007 is primarily due to the engineering team from the August Technology merger being included for the full year ended December 31, 2007, and the write-off of $0.5 million for certain software project costs, partially offset by cost containment initiatives. The year-over-year dollar increase from 2007 to 2008 primarily due to the engineering teams from the PCTA and WSPG acquistions being included for 2008, partially offset by headcount reductions and lower project costs as part of our cost reduction efforts. We continue to maintain our commitment to investing in new product development and enhancement to existing products in order to position ourselves for future growth.

In-Process Research and Development. In 2006, the merger with August Technology resulted in our recording of $9.9 million for the write-off of IPRD. At the time of the merger, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use. The purchased in-process technology projects, which were comprised of macro-defect inspection and software projects, had a value assigned to them of $6.9 million and $3.0 million, respectively. The defect inspection projects, related to the next generation of our AXi defect detection systems with enhanced defect capture capabilities, and were approximately 90% complete as of the date of merger. The estimated costs to complete these projects consisted primarily of internal engineering labor costs and were completed by the third quarter of 2006. The software projects, related to new enhancement features to our next generation inspection products, and were approximately 50% complete as of the date of merger, with the remaining cost to complete consisting primarily of internal software development labor cost. The software projects were completed in 2007. We generated revenue from the inspection project in the third quarter of 2006 and the software project in 2007.

In 2007, the acquisition of the PCTA resulted in our recording of $1.0 million for the write-off of IPRD. At the time of the acquisition, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use. The purchased in-process technology project was a probe card test project related to the next generation of our ProbeWoRx systems with enhanced capabilities, and was approximately 20% complete as of the date of acquisition. The estimated costs to complete this project of $2.1 million consist primarily of internal engineering labor costs which will be completed in the first half of 2009. If we are not successful in completing the inspection project on a timely basis, the future sales of our inspection products may be adversely affected resulting in erosion of our market share.

Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $32.4 million, $33.2 million and $34.0 million in 2006, 2007 and 2008, respectively. The year-over-year dollar increase from 2006 to 2007 in selling, general and administrative expense was primarily due to administrative costs associated with the merged activities of August Technology being included for the full year of 2007 and increased compensation costs. The year-over-year dollar increase from 2007 to 2008 in selling, general and administrative expense was primarily due to administrative costs associated with the merged activities of the PCTA and WSPG being included for 2008, partially offset by foreign exchange gains from our international operations.

Impairment Charge for Goodwill and Identifiable Intangible Assets. Impairment charge for goodwill and identifiable intangible assets was $0 for both 2006 and 2007 and $227.1 million in 2008. We performed our annual goodwill impairment test on October 31st. During October 2008, we experienced a significant decline in our stock price. As a result of the decline in stock price, our market capitalization plus an implied control premium fell significantly below the recorded value of our consolidated net assets as of the testing date. In performing the goodwill impairment test, we used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value. The impairment test resulted in no value attributable to our goodwill and accordingly, we wrote off all of our $192.9 million of goodwill as of October 31, 2008.

In connection with the goodwill impairment test, we determined that our identifiable acquired intangible assets were impaired. The determination was based on the carrying values exceeding the future undiscounted cash flows and fair value attributable to such intangible assets. As a result, we recorded an impairment charge of $34.2 million as of October 31, 2008, which represents the difference between the estimated fair values of these long-lived assets as compared to their carrying values. Fair values were determined based upon market conditions, the relief from royalty approach which utilized cash flow projections, and other factors.

Interest Income and Other, Net. Interest income and other, net was $3.2 million, $4.1 million and $1.2 million in 2006, 2007 and 2008, respectively. Interest income and other, net consisted primarily of interest income and realized gains and losses on sales of marketable securities. The year-over year increase in interest income and other, net of $1.0 million from 2006 to 2007 is primarily due to higher invested cash balances and higher average interest rates. The year-over-year decrease in interest income and other, net of $2.9 million from 2007 to 2008 is primarily due to lower average invested cash balances and lower average interest rates.

Income Taxes. Income tax expense was $11.7 million, $4.8 million, respectively, in 2006 and 2007. In 2008 there was an income tax benefit of $4.1 million. Income tax expense for the years ended December 31, 2006 and 2007 was 48.0% and 29.0% of income before provision for income taxes, respectively. This differs from the federal statutory income tax rate of 35%, primarily as a result of state income taxes offset by benefits from research and development tax credits, the domestic manufacturing production deduction and tax exempt interest. In addition, our effective tax rate was impacted by the non-deductibility of the IPRD charges for tax purposes of $9.9 million and $1.0 million, respectively.

The income tax benefit for the year ended December 31, 2008 was $4.1 million or 1.6% of loss before benefit for income taxes. The income tax benefit differs from the amount that would result from applying the federal statutory income tax rate of 35% to our loss before benefit for income taxes, primarily due to our inability to record a full income tax benefit for the impairments of the goodwill and long-lived assets and valuation allowances in taxable jurisdictions.

We evaluate the recoverability of deferred tax assets from future taxable income and establish valuation allowances if recovery is deemed not likely. The valuation allowance increased $0.3 million and $35.2 million in 2007 and 2008, respectively.

Liquidity and Capital Resources

At December 31, 2006, our cash, cash equivalents and marketable securities totaled $106.2 million, while working capital amounted to $200.9 million. At December 31, 2007, we had $73.9 million of cash, cash equivalents and marketable securities and $176.3 million in working capital. At December 31, 2008, we had $78.3 million of cash, cash equivalents and marketable securities and $147.7 million in working capital.

Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected. However, in 2007 and 2008, as our revenues declined our change in inventories represented a use of cash. This was primarily due to increasing inventory related to new products and the acceleration of the slowdown in the semiconductor industry. Because of the lack of visibility in projected sales for 2009, we are uncertain as to the level of expected cash to be used in operating activities in 2009.

Net cash provided by operating activities in 2006, 2007 and 2008 totaled $20.6 million, $23.6 million and $15.4 million, respectively. During 2006, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $42.6 million, an increase in deferred revenue of $7.9 million, an increase in other current liabilities of $1.0 million, an increase in accrued liabilities of $0.8 million and an increase in income taxes payable of $0.6 million, partially offset by an increase in accounts receivable of $25.1 million and an increase in inventories of $7.1 million. During 2007, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $23.4 million and a decrease in accounts receivable of $21.4 million, partially offset by a decrease in deferred revenue of $6.1 million, an increase in inventories of $5.4 million, a decrease in accrued liabilities of $4.0 million, a decrease in accounts payable of $3.3 million and an increase in prepaid expenses and other assets of $2.3 million. During 2008, cash provided by operating activities was primarily due to a decrease in accounts receivable of $31.3 million, net loss, adjusted to exclude the effect of non-cash charges, of $2.2 million, partially offset by a decrease in accounts payable of $5.6 million, an increase in income taxes receivable of $4.2 million, an increase in inventories of $4.3 million, a decrease in accrued liabilities of $2.5 million and a decrease in deferred revenue of $1.6 million.

Net cash provided by investing activities in 2006 totaled $3.6 million. Net cash used in investing activities in 2007 and 2008 totaled $40.5 million and $5.7 million, respectively. In 2006, net cash provided by investing activities included proceeds from sales of marketable securities of $93.4 million, partially offset by purchases of marketable securities of $70.8 million, capital expenditures of $4.7 million, costs incurred for capitalized software of $2.2 million and acquisition costs for the August Technology merger of $12.1 million net of cash acquired of $29.9 million. In 2007, net cash used by investing activities included purchases of marketable securities of $77.7 million, acquisition costs for business combinations of $56.2 million, capital expenditures of $1.0 million, costs incurred for capitalized software of $0.7 million, partially offset by proceeds from sales of marketable securities of $95.1 million. In 2008, net cash used by investing activities included purchases of marketable securities of $15.5 million, acquisition costs for business combinations of $8.5 million, capital expenditures of $3.0 million, partially offset by proceeds from sales of marketable securities of $21.3 million. Capital expenditures over the next six months are expected to be approximately $1.3 million.

Net cash provided by financing activities was $10.1 million, $1.5 million and $0.2 million in 2006, 2007 and 2008, respectively. In 2006, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans of $9.0 million and tax benefit from share-based compensation plans of $1.2 million. In 2007, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans of $1.3 million and tax benefit from share-based compensation plans of $0.1 million. In 2008, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans of $0.2 million.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $6.0 million at December 31, 2008. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years

Operating lease obligations	$15,246	$2,691	$4,459	$3,082	$5,014
Open and committed purchase orders	10,471	10,471	—	—	—

Total	$25,717	$13,162	$4,459	$3,082	$5,014

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

Revenue Recognition. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Certain sales of our products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, software, installation and training services. We generally recognize product revenue upon shipment. In the limited circumstances where customer acceptance is subjective and not obtained prior to shipment, we defer product revenue until such time as positive affirmation of acceptance has been obtained from the customer. Customer acceptance is generally based on our products meeting published performance specifications. The amount of revenue allocated to the shipment of products is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue. The fair value of installation and training services is based upon billable hourly rates and the estimated time to complete the service. Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer’s site. Revenue related to training services is recognized ratably over the training period. Revenue from software license fees is recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. Such undelivered elements in these arrangements typically consist of follow-on support. If vendor-specific objective evidence does not exist for the undelivered elements of the arrangement, all revenue is deferred and recognized ratably over the support period.

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

We performed our annual goodwill impairment test on October 31st. During the fourth quarter of 2008, the Company experienced a significant decline in its stock price. As a result of the decline in stock price, the Company’s market capitalization plus an implied control premium fell significantly below the recorded value of its consolidated net assets as of the testing date. In performing the goodwill impairment test, the Company used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value. The impairment test resulted in no value attributable to the Company’s goodwill and accordingly, the Company wrote off all of its $192.9 million of goodwill as of October 31, 2008.

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

In connection with the goodwill impairment test as of October 31, 2008, the Company determined that its identifiable acquired intangible assets were impaired. The determination was based on the carrying values exceeding the future undiscounted cash flows and fair value attributable to such intangible assets. As a result, the Company recorded an impairment charge of $34.2 million, which represents the difference between the estimated fair values of these long-lived assets as compared to their carrying values. Fair values were determined based upon market conditions, the relief from royalty approach which utilized cash flow projections, and other factors.

As of December 31, 2008, we again tested for impairment of our long-lived assets and acquired intangible assets and determined no further impairment existed.

Share-Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of share-based compensation transactions in the statement of operations. The fair value of our stock options is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our share-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little share-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our share grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be materially different.

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2008, we had a valuation allowance of $36.5 million on most of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized.

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

Impact of Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosure about Derivatives Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We are currently evaluating the potential impact of adopting SFAS 161.

In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 - “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of the implementation of SFAS No. 157 for non-financial assets and liabilities on our consolidated financial position, results of operations and cash flows.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years that begin after November 15, 2007. We adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for our financial instruments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (U.S. Treasury and Agency securities, asset-backed securities, mortgage-backed securities, auction rate securities and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of December 31, 2008, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan. Our international subsidiaries and branches operate primarily using local functional currencies. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of December 31, 2007 and 2008, we had seventeen and sixteen forward contracts outstanding, respectively. The total notional contract value of these outstanding forward contracts at December 31, 2007 and 2008 was $5.7 million and $2.3 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are set forth on the pages indicated at Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

A change in accountants was previously reported on a Current Report on Form 8-K filed on March 24, 2008.

Item 9A.  Controls and Procedures.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2008. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our consolidated financial statements as of and for the year ended December 31, 2008 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2008, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.

There have been no changes during the Company’s quarter ended December 31, 2008 in its internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 19, 2009, and the information included in the Proxy Statement is incorporated herein by reference.

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

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The consolidated financial statements and consolidated financial statement information required by this Item are included on pages F-1 through F-8 of this report. The Reports of Independent Registered Public Accounting Firms appear on pages F-2 through F-4 of this report.

2. Financial Statement Schedule

See Index to financial statements on page F-1 of this report.

3. Exhibits

The following is a list of exhibits. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).
2.2		Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005).
2.3		Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).
3.1		Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).
3.2		Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
3.3		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
3.5		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2009, No. 000-27965).
4.1		Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).
4.2		August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).
10	.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

Exhibit
No.	Description

10.2	Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.3	Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q, filed on November 14, 2001).
10.4	Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.5	Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.6	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).
10.7	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).
10.8	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.9	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.10	Form of option agreement under 1999 Stock Plan (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 5, 2004).
10.11	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (filed with Rudolph Technologies, Inc.’s Current Report on Form 8-K filed on June 21, 2005 and incorporated herein by reference).
10.12	Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).
14.1	Rudolph Technologies Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).
14.2	Rudolph Technologies Financial Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).
21.1	Subsidiaries.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

+	Confidential treatment has been granted with respect to portions of this exhibit.

[THIS PAGE INTENTIONALLY LEFT BLANK]

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rudolph Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Rudolph Technologies, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rudolph Technologies, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, effective January 1, 2007.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

/s/ KPMG LLP

Short Hills, New Jersey
March 3, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rudolph Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Rudolph Technologies, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the year ended December 31, 2008. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rudolph Technologies, Inc. at December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115”, effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, New Jersey
March 5, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rudolph Technologies, Inc.

We have audited Rudolph Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rudolph Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rudolph Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rudolph Technologies, Inc. as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended December 31, 2008 of Rudolph Technologies, Inc. and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, NJ
March 5, 2009

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2007	2008

ASSETS
Current Assets:
Cash and cash equivalents	$57,420	$67,735
Marketable securities	16,505	10,549
Accounts receivable, less allowance of $214 in 2007 and $659 in 2008	50,015	21,764
Inventories	70,987	57,076
Income taxes receivable	404	4,698
Deferred income taxes	4,665	—
Prepaid expenses and other current assets	3,631	1,626

Total current assets	203,627	163,448
Property, plant and equipment, net	16,062	19,053
Goodwill	188,832	—
Identifiable intangible assets, net	48,125	9,654
Capitalized software	3,097	1,774
Deferred income taxes	—	2,903
Other assets	473	600

Total assets	$460,216	$197,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,975	$2,354
Accrued liabilities:
Payroll and related expenses	3,910	2,805
Royalties	780	197
Warranty	2,365	1,813
Deferred revenue	5,956	4,422
Other current liabilities	6,343	4,169

Total current liabilities	27,329	15,760
Deferred income taxes	3,556	—
Other non-current liabilities	4,853	5,584

Total liabilities	35,738	21,344

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2008	—	—
Common stock, $0.001 par value, 50,000 shares authorized, 30,480 and 30,703 issued and outstanding at December 31, 2007 and 2008, respectively	30	31
Additional paid-in capital	379,886	383,510
Accumulated other comprehensive loss	(214)	(2,543)
Retained earnings (accumulated deficit)	44,776	(204,910)

Total stockholders’ equity	424,478	176,088

Total liabilities and stockholders’ equity	$460,216	$197,432

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008

Revenues	$201,168	$160,129	$131,040
Cost of revenues	103,726	78,889	87,388

Gross profit	97,442	81,240	43,652

Operating expenses:
Research and development	29,856	29,993	31,644
In-process research and development	9,900	1,000	—
Selling, general and administrative	32,393	33,204	33,965
Impairment charge for goodwill and identifiable intangible assets	—	—	227,105
Amortization	4,048	4,487	5,890

Total operating expenses	76,197	68,684	298,604

Operating income (loss)	21,245	12,556	(254,952)
Interest income and other, net	3,191	4,149	1,151

Income (loss) before provision (benefit) for income taxes	24,436	16,705	(253,801)
Provision (benefit) for income taxes	11,730	4,846	(4,115)

Net income (loss)	$12,706	$11,859	$(249,686)

Earnings (loss) per share:
Basic	$0.47	$0.41	$(8.16)
Diluted	$0.46	$0.40	$(8.16)
Weighted average number of shares outstanding:
Basic	27,276	29,168	30,614
Diluted	27,574	29,312	30,614

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2006, 2007 and 2008
(In thousands)

				Accumulated		Retained
			Additional	Other		Earnings		Comprehensive
	Common Stock		Paid-in	Comprehensive	Unearned	(Accumulated		Income
	Shares	Amount	Capital	Loss	Compensation	Deficit)	Total	(Loss)

Balance at December 31, 2005	16,941	17	$147,278	$(928)	$(2,024)	$20,191	$164,534
Proceeds from sales of shares through share-based compensation plans	738	1	8,957	—	—	—	8,958
Net income	—	—	—	—	—	12,706	12,706	$12,706
Share-based compensation	—	—	1,936	—	—	—	1,936
Adoption of SFAS 123R	—	—	(2,024)	—	2,024	—	—
Excess tax benefit for sale of shares through share-based compensation plans	—	—	1,167	—	—	—	1,167
Common stock issued in merger	11,298	11	197,822	—	—	—	197,833
Assumed August Technology options	—	—	6,040	—	—	—	6,040
Tax benefit on tax deductible transaction costs	—	—	(48)	—	—	—	(48)
Currency translation	—	—	—	(401)	—	—	(401)	(401)
Unrealized gain on investments	—	—	—	151	—	—	151	151

Comprehensive income								$12,456

Balance at December 31, 2006	28,977	29	361,128	(1,178)	—	32,897	392,876
Proceeds from sales of shares through share-based compensation plans	196	—	1,344	—	—	—	1,344
Net income	—	—	—	—	—	11,859	11,859	$11,859
Adoption of FIN 48	—	—	—	—	—	20	20
Share-based compensation	—	—	3,119	—	—	—	3,119
Excess tax benefit for sale of shares through share-based compensation plans	—	—	148	—	—	—	148
Common stock issued in acquisition	1,307	1	14,147	—	—	—	14,148
Currency translation	—	—	—	812	—	—	812	812
Unrealized gain on investments	—	—	—	152	—	—	152	152

Comprehensive income								$12,823

Balance at December 31, 2007	30,480	30	379,886	(214)	—	44,776	424,478
Proceeds from sales of shares through share-based compensation plans	223	1	219	—	—	—	220
Net loss	—	—	—	—	—	(249,686)	(249,686)	$(249,686)
Share-based compensation	—	—	3,405	—	—	—	3,405	—
Currency translation	—	—	—	(2,198)	—	—	(2,198)	(2,198)
Unrealized loss on investments	—	—	—	(131)	—	—	(131)	(131)

Comprehensive loss								$(252,015)

Balance at December 31, 2008	30,703	$31	$383,510	$(2,543)	$—	$(204,910)	$176,088

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income (loss)	$12,706	$11,859	$(249,686)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Impairment of goodwill and identifiable intangible assets	—	—	227,105
Amortization	4,372	5,700	7,243
Depreciation	4,300	4,500	4,500
In-process research and development	9,900	1,000	—
Foreign currency exchange (gain) loss	55	45	(2,547)
Net loss on sale of marketable securities	162	—	79
Share-based compensation	1,936	3,119	3,405
Provision for doubtful accounts and inventory valuation	3,497	496	14,569
Deferred income taxes	5,718	(3,314)	(2,449)
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	(25,096)	21,401	31,290
Income taxes receivable	—	(1,089)	(4,164)
Inventories	(7,079)	(5,395)	(4,287)
Prepaid expenses and other assets	323	(2,339)	815
Accounts payable	(438)	(3,326)	(5,571)
Accrued liabilities	790	(3,958)	(2,471)
Income taxes payable	610	(537)	—
Deferred revenue	7,873	(6,131)	(1,581)
Other current liabilities	1,017	(617)	(1,501)
Non-current liabilities	(1)	2,168	640

Net cash and cash equivalents provided by operating activities	20,645	23,582	15,389

Cash flows from investing activities:
Purchases of marketable securities	(70,803)	(77,748)	(15,541)
Proceeds from sales of marketable securities	93,410	95,147	21,302
Purchases of property, plant and equipment	(4,664)	(1,007)	(2,966)
Capitalized software	(2,230)	(712)	(30)
Purchase of business, net of cash acquired	(12,109)	(56,166)	(8,474)

Net cash and cash equivalents provided by (used in) investing activities	3,604	(40,486)	(5,709)

Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	8,957	1,344	220
Tax benefit for sale of shares through share-based compensation plans	1,167	148	—

Net cash and cash equivalents provided by financing activities	10,124	1,492	220

Effect of exchange rate changes on cash and cash equivalents	120	353	415

Net increase (decrease) in cash and cash equivalents	34,493	(15,059)	10,315
Cash and cash equivalents at beginning of year	37,986	72,479	57,420

Cash and cash equivalents at end of year	$72,479	$57,420	$67,735

Supplemental disclosure of cash flow information:
Net cash paid during the period for:
Income taxes	$4,097	$8,170	$1,945
Non-cash investing activities:
Acquisition costs for business combinations	$6,039	$1,315	$—
Stock issued for business combinations	$197,833	$14,022	$—

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Organization and Nature of Operations:

Rudolph Technologies, Inc. (the “Company”) designs, develops, manufactures and supports high-performance process control equipment used in semiconductor device manufacturing. The Company has branch sales and service offices in China, Korea, Taiwan and Singapore and wholly-owned sales and service subsidiaries in Europe, Japan and Minnesota. The Company operates in a single segment and supports a wide variety of applications in the areas of diffusion, etch, lithography, CVD, PVD, CMP and macro-defect detection and classification.

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

On December 18, 2007, the Company and a wholly-owned subsidiary of the Company entered into and consummated the transactions contemplated by, an agreement with Applied Precision Holdings, LLC and Applied Precision, LLC (collectively, “Applied”), pursuant to which it purchased substantially all of the assets and assumed certain liabilities of the semiconductor division of Applied to be known as the Rudolph Technologies Probe Card Test and Analysis division (“PCTA”). The PCTA is engaged in the business of designing, developing, manufacturing, marketing, selling and supporting advanced probe card metrology and wafer probe process monitoring equipment and is complementary to the Company’s existing business.

2. Summary of Significant Accounting Policies:

A. Consolidation:

The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

B. Revenue Recognition:

Revenue is recognized upon shipment provided that there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Certain sales of the Company’s products are sold and accounted for as multiple element arrangements, consisting primarily of the sale of the product, software, installation and training services. The Company generally recognizes product revenue upon shipment. In the limited circumstances where customer acceptance is subjective and not obtained prior to shipment, the Company defers product revenue until such time as positive affirmation of acceptance has been obtained from the customer. Customer acceptance is generally based on the Company’s products meeting published performance specifications. The amount of revenue allocated to the shipment of products is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered contract elements, based on their fair values, with the remainder being allocated to product revenue. The fair value of installation, training and other services is based upon billable hourly rates and the estimated time to complete the service. Revenue related to undelivered installation services is deferred until such time as installation is completed at the customer’s site. Revenue related to training services is recognized ratably over the training period. Revenue from software license fees is recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. If vendor specific objective evidence does not exist for the

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

undelivered elements of an arrangement that includes software, all revenue is deferred and recognized ratably over the period required to deliver the remaining elements.

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

For additional information on the Company’s marketable securities, see Note 5 of Notes to the Consolidated Financial Statements.

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

G. Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost includes material, labor and overhead costs. Demonstration units, which are available for sale, are stated at their manufacturing costs and reserves are recorded to adjust the demonstration units to their net realizable value, if lower than cost.

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

J. Goodwill and Other Intangible Assets:

Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company estimates the fair value of its aggregated reporting unit using the market value of its common stock at October 31 multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. The Company obtains information on completed sales of similar companies in our industry to estimate the implied control premium for the Company. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, the Company may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2008.

For additional information on the Company’s goodwill and other intangible assets, see Note 8 of Notes to the Consolidated Financial Statements.

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

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the impact of an uncertain income tax position is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority and includes consideration of interest and penalties. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Under FIN 48, the liability for unrecognized tax benefits is classified as non-current unless the liability is expected to be settled in cash within 12 months of the reporting date.

For additional information on the Company’s income taxes, see Note 13 of Notes to the Consolidated Financial Statements.

N. Translation of Foreign Currencies:

The Company’s international subsidiaries and branch offices operate primarily using local functional currencies. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period.

Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss”. Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $198 and $2,396 as of December 31, 2007 and 2008, respectively.

O. Share-based Compensation:

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

For additional information on the Company’s share-based compensation plans, see Note 11 of Notes to the Consolidated Financial Statements.

P. Research and Development and Software Development Costs:

Expenditures for research and development are expensed as incurred. The Company accounts for software development costs in accordance with SFAS No. 86, “Accounting for Costs of Computer Software to Be Sold, Leased or Marketed.” SFAS No. 86 requires that certain software product development costs incurred after technological feasibility has been established, be capitalized and amortized, commencing upon the general release of the software product to the Company’s customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis, typically over seven years. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. At December 31, 2007 and 2008, capitalized software development costs were $3,097 and $1,774, respectively. During the years ended December 31, 2006, 2007 and 2008, software development cost amortization totaled $345, $704 and $689, respectively. During 2007 and 2008, the Company recorded write-downs of capitalized software of $507 and $664, respectively, in research and development in the Consolidated Statement of Operations.

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

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2007 and 2008, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The dollar equivalent of the US dollar forward contracts and related fair values as of December 31, 2007 and 2008 were as follows:

	December 31,
	2007	2008

Notional amount	$5,706	$2,322
Fair value of liability	$127	$226

The Company recognized a gain of $106 and $278 with respect to forward contracts which matured during 2006 and 2007, respectively. The Company recognized a loss of $720 with respect to forward contracts which matured during 2008. The aggregate notional amount of these contracts was $6,277, $8,802 and $6,964, for 2006, 2007 and 2008, respectively.

S. Recent Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosure about Derivatives Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The Company is currently evaluating the potential impact of adopting SFAS 161.

In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 - “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of SFAS No. 157 for non-financial assets and liabilities on its consolidated financial position, results of operations and cash flows.

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

In November 2007, the EITF issued EITF Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company is continuing to evaluate the impact of adopting the provisions EITF 07-1; however, it does not anticipate that adoption will have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years that begin after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for its financial instruments.

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

The closing under the Asset Purchase Agreement occurred on December 18, 2007 and the Company paid $59,134 in cash and acquisition costs, of which $57,897 was paid during 2007, and issued 1,307 shares of common stock for a total purchase price of $73,168. The measurement date was determined to be the date the acquisition was consummated since the number of shares to be distributed was not determinable until that date. The market price used to value the Rudolph shares issued as consideration for PCTA was $10.73, which represents the average closing market price of Rudolph’s common stock for the three day period ended December 18, 2007.

The Company agreed to assume the following liabilities of the PCTA: accounts payable, assigned contracts, licenses and leases, warranty claims and employee liabilities, all as more fully described in the Asset Purchase Agreement. In addition, the Company agreed to assume the defense of and all obligations relating to certain litigation pending against Applied at the acquisition date.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of the PCTA have been included in the Company’s consolidated financial

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

statements since the date of acquisition. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Accounts receivable	$5,659
Inventories	9,631
Prepaid expenses and other current assets	61
Property, plant and equipment	1,122
Goodwill	46,175
Identifiable assets	16,200
Accounts payable and accrued liabilities	(5,521)
Deferred revenue	(159)

$73,168

The fair value of inventories included a step-up of $2,252, of which $1,236 was recognized in cost of revenues for the year ended December 31, 2008. At the acquisition date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $254 for these activities during the year ended December 31, 2007.

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

	Year Ended December 31,
	2006	2007
	(Unaudited)

Revenues	$249,731	$194,262
Net income	$25,526	$13,213
Earnings per share:
Basic	$0.85	$0.43
Diluted	$0.84	$0.43

RVSI Inspection

On January 22, 2008, the Company announced that it had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. The acquired business is currently known as the Rudolph Technologies Wafer Scanner Product Group. The transaction was accounted for using the purchase method of accounting for business combinations. The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.

4.	Fair Value Measurements:

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

The Company adopted SFAS No. 157 on January 1, 2008, with the exception of the application of the statement to non-recurring measurements of nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 to include those measured at fair value in goodwill impairment testing and those initially measured at fair value in a business combination.

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008
	Total Carrying	Quoted Prices in	Significant Other	Significant
	Value at	Active Markets	Observable Inputs	Unobservable Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

U.S. Treasury notes	$219	$219	$—	$—
Auction rate securities	361	—	—	361
All other marketable securities	9,969	—	9,969	—
Foreign currency forward contracts	(226)	(226)	—	—

Total	$10,323	$(7)	$9,969	$361

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The U.S. Treasury Notes are measured based on quoted market prices.

Level 2 investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments, which are held by a custodian, include: corporate debt securities, government-sponsored enterprise and asset-backed securities. Investment prices are obtained from third party pricing providers, which models prices utilizing the above observable inputs, for each asset class.

Level 3 investments consist of auction rate securities for which the Company uses a discounted cashflow model to value these investments.

The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

The Company has adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for its financial instruments.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

5.	Marketable Securities:

At December 31, 2007, marketable securities are categorized as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

Treasury notes and obligations of agencies	$2,938	$25	$(5)	$2,958
Tax-free auction rate securities	9,227	—	—	9,227
Asset-backed securities	1,132	—	(7)	1,125
Corporate bonds	2,605	2	(125)	2,482
Mortgage-backed securities	726	2	(15)	713

Total marketable securities	$16,628	$29	$(152)	$16,505

At December 31, 2008, marketable securities are categorized as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

Treasury notes and obligations of agencies	$9,941	$15	$(27)	$9,929
Tax-free auction rate securities	500	—	(139)	361
Asset-backed securities	257	2	—	259

Total marketable securities	$10,698	$17	$(166)	$10,549

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2007 and 2008:

	December 31, 2007		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$9,857	$9,848	$9,901	$9,740
Due after one through five years	4,240	4,142	797	809
Due after five through ten years	222	219	—	—
Due after ten years	2,309	2,296	—	—

Total marketable securities	$16,628	$16,505	$10,698	$10,549

Net realized losses of $162, $0 and $79 were included in the Consolidated Statement of Operations for 2006, 2007 and 2008, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2007:

	In Unrealized Loss Position		In Unrealized Loss Position		Total in Unrealized
	for less than 12 Months		for 12 Months or Greater		Loss Position
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Treasury notes and obligations of agencies	$—	$—	$996	$(5)	$996	$(5)
Asset-backed securities	16	—	1,006	(7)	1,022	(7)
Corporate bonds	45	(1)	2,203	(124)	2,248	(125)
Mortgage-backed securities	—	—	505	(15)	505	(15)

Total marketable securities	$61	$(1)	$4,710	$(151)	$4,771	$(152)

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2008. No amounts have been in an unrealized loss position for 12 months or greater.

	In Unrealized Loss Position
	for less than 12 Months
		Gross
	Fair	Unrealized
	Value	Losses

Treasury notes and obligations of agencies	$6,301	$(27)
Tax-free auction rate securities	361	(139)

Total marketable securities	$6,662	$(166)

The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2007 and 2008 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

6.	Inventories:

Inventories are comprised of the following:

	December 31,
	2007	2008

Materials	$34,556	$23,821
Work-in-process	20,820	15,202
Finished goods	15,611	18,053

Total inventories	$70,987	$57,076

The Company has established reserves of $3,394 and $11,631 at December 31, 2007 and 2008, respectively, for slow moving and obsolete inventory. During 2007, the Company recorded a charge of $661 for the write-down of inventory for excess parts, for older product lines and for parts that design and engineering advancements rendered obsolete. In 2007, the Company disposed of $72 of inventory. During 2008, the Company recorded a charge of

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

$14,124 for the write-down of inventory for excess parts, for older product lines and for parts that design and engineering advancements rendered obsolete. In 2008, the Company disposed of $5,887 of inventory.

7.	Property, Plant and Equipment:

Property, plant and equipment, net is comprised of the following:

	December 31,
	2007	2008

Land and building	$5,185	$4,927
Machinery and equipment	11,829	16,647
Furniture and fixtures	2,668	2,710
Computer equipment	6,407	6,262
Leasehold improvements	5,791	6,986

	31,880	37,532
Accumulated depreciation	(15,818)	(18,479)

Property, plant and equipment, net	$16,062	$19,053

Depreciation expense amounted to $4,300, $4,500 and $4,500 for the years ended December 31, 2006, 2007, and 2008, respectively.

8.	Identifiable Intangible Assets and Goodwill:

Identifiable Intangible Assets

Identifiable intangible assets as of December 31, 2007 are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Developed technology	$49,591	$11,324	$38,267
Customer and distributor relationships	7,300	917	6,383
Trade names	4,100	625	3,475

Total identifiable intangible assets	$60,991	$12,866	$48,125

Identifiable intangible assets as of December 31, 2008 are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Impairment	Net

Developed technology	$51,243	$15,858	$28,259	$7,126
Customer and distributor relationships	7,300	1,766	4,810	724
Trade names	4,100	1,132	1,164	1,804

Total identifiable intangible assets	$62,643	$18,756	$34,233	$9,654

Intangible asset amortization expense amounted to $4,027, $4,476 and $5,890 for the years ended December 31, 2006, 2007 and 2008, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense amounts to $1,147 for 2009, $1,146 for 2010, $1,043 for 2011, $1,043 for 2012, and $1,043 for 2013.

Identifiable Intangible Assets Impairment

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

In connection with the goodwill impairment test, the Company determined that its identifiable acquired intangible assets were impaired. The determination was based on the carrying values exceeding the future undiscounted cash flows and fair value attributable to such intangible assets. As a result, the Company recorded an impairment charge of $34.2 million as of October 31, 2008, which represents the difference between the estimated fair values of these long-lived assets as compared to their carrying values. Fair values were determined based upon market conditions, the relief from royalty approach which utilized cash flow projections, and other factors.

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2006	$145,176
PCTA acquisition	43,194
Tax adjustments related to prior acquisition	462

Balance as of December 31, 2007	188,832
PCTA acquisition	2,981
Tax adjustments related to prior acquisition	1,059
Goodwill impairment	(192,872)

Balance as of December 31, 2008	$—

Goodwill Impairment

In accordance with SFAS No. 142, the Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company performed its annual goodwill impairment test on October 31st. During October 2008, the Company experienced a significant decline in its stock price. As a result of the decline in stock price, the Company’s market capitalization plus an implied control premium fell significantly below the recorded value of its consolidated net assets as of the testing date. In performing the goodwill impairment test, the Company used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value. The impairment test resulted in no value attributable to the Company’s goodwill and accordingly, the Company wrote off all of its $192.9 million of goodwill as of October 31, 2008.

9.	Commitments and Contingencies:

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2006	2007	2008

Balance, beginning of the year	$1,234	$2,171	$2,365
Accruals	2,298	2,669	1,868
Warranty liability assumed in merger	1,244	532	215
Settlements	(2,605)	(3,007)	(2,635)

Balance, end of the year	$2,171	$2,365	$1,813

Legal Matters

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that management believes would have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Lease Agreements

The Company rents space for its manufacturing and service operations and sales offices, which expire through 2018. Total rent expense for these facilities amounted to $2,162, $2,264 and $2,821 for the years ended December 31, 2006, 2007 and 2008, respectively.

The Company also leases certain equipment pursuant to operating leases, which expire through 2013. Rent expense related to these leases amounted to $165, $171 and $148 for the years ended December 31, 2006, 2007 and 2008, respectively.

Total future minimum lease payments under noncancelable operating leases as of December 31, 2008 amounted to $2,691 for 2009, $2,401 for 2010, $2,058 for 2011, $1,628 for 2012, $1,453 for 2013 and $5,014 for all periods thereafter.

Royalty Agreements

Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $2,990, $1,389 and $838 for the years ended December 31, 2006, 2007 and 2008, respectively.

Open and Committed Purchase Orders

The Company has open and committed purchase orders of $10,471 as of December 31, 2008.

10.	Preferred Share Purchase Rights:

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

The Rights Plan will expire in 2015. The adoption of the Rights Plan had no impact on the financial position or results of operations of the Company.

11.	Share-Based Compensation and Employee Benefit Plans:

Share-Based Compensation Plans

The Company’s share-based compensation plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in long-term growth of the Company. The Company settles stock option exercises and restricted stock awards with newly issued common shares.

In 1996, the Company adopted the 1996 Stock Option Plan (the “Option Plan”). Under the Option Plan, the Company was authorized to grant options to purchase up to 1,070 shares of common stock. All of the outstanding options became 100% vested upon the initial public offering of the Company on November 12, 1999. As of December 31, 2007 and 2008, there were no shares of common stock reserved for future grants under the Option Plan.

The Company established the 1999 Stock Plan (the “1999 Plan”) effective August 31, 1999. The 1999 Plan provides for the grant of 2,000 stock options and stock purchase rights, subject to annual increases, to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan typically grade vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 1999 Plan typically vest over a five-year period for employees and one year for directors. Restricted stock units granted to employees have time based vesting or performance and time based vesting. As of December 31, 2007 and 2008, there were 1,029 and 1,562 shares of common stock reserved for future grants under the 1999 Plan, respectively.

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table reflects share-based compensation expense by type of award in accordance with SFAS 123R:

	Year Ended December 31,
	2006	2007	2008

Share-based compensation expense:
Stock options	$750	$721	$508
Restricted stock units	1,186	2,398	2,897

Total share-based compensation	1,936	3,119	3,405
Tax effect on share-based compensation	757	1,279	1,396

Net effect on net income	$1,179	$1,840	$2,009

Tax effect on:
Cash flows from financing activities	$1,167	$148	$—
Effect on earnings per share—basic	$(0.04)	$(0.06)	$(0.07)
Effect on earnings per share—diluted	$(0.04)	$(0.06)	$(0.07)

Valuation Assumptions for Stock Options

For the year ended December 31, 2006, there were 5 stock options granted and 369 unvested options and 1,049 vested options assumed from the August Technology merger. The fair value of the vested options assumed from the August Technology merger was $6,040, the fair value at the merger date. For the years ended, December 31, 2007 and 2008, there were no stock options granted. The fair value of each option was estimated on the date of grant for the granted options and the merger date for the unvested options assumed from the August Technology merger, using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2006

Expected life (years)	3.4
Expected volatility	55.1%
Expected dividend yield	0.0%
Risk-free interest rate	4.6%
Weighted average fair value per option	$8.99

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Stock Option Activity

The following table summarizes stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value

Outstanding at December 31, 2005	2,514	$22.67
Granted	5	16.72
Assumed from August Technology	1,418	14.02
Exercised	(674)	12.84
Expired	(113)	22.27
Forfeited	(42)	13.56

Outstanding at December 31, 2006	3,108	20.98
Granted	—	—
Exercised	(96)	11.54
Expired	(241)	14.39
Forfeited	(16)	21.93

Outstanding at December 31, 2007	2,755	21.27
Granted	—	—
Exercised	(11)	1.95
Expired	(425)	22.52
Forfeited	(12)	15.96

Outstanding at December 31, 2008	2,307	$21.16	3.2	$26

Vested or expected to vest at December 31, 2008	2,296	$21.19	3.2	$26

Exercisable at December 31, 2008	2,235	$21.38	3.1	$26

The total intrinsic value of the stock options exercised during 2006, 2007 and 2008 was $3,472, $506 and $87, respectively. In connection with these exercises, the tax benefits realized by the Company for 2006, 2007 and 2008 were $1,167, $191 and $0, respectively.

The options outstanding and exercisable at December 31, 2008 were in the following exercise price ranges:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$ 0.56 - $ 14.75	472	3.7	$11.84	450	$11.83
$ 14.76 - $ 16.00	507	2.6	$15.72	464	$15.79
$ 16.11 - $ 22.13	465	4.2	$17.74	458	$17.76
$ 22.25 - $ 26.20	462	3.6	$24.41	462	$24.41
$ 26.75 - $ 50.30	401	1.9	$39.22	401	$39.22

$ 0.56 - $ 50.30	2,307	3.2	$21.16	2,235	$21.38

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

As of December 31, 2008, there was $535 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average remaining period of 1.1 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity:

A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2006, 2007 and 2008 follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested at December 31, 2005	161	$16.60
Granted	228	$16.61
Vested	(48)	$16.23
Forfeited	(5)	$14.97

Nonvested at December 31, 2006	336	$16.68
Granted	463	$15.69
Vested	(86)	$16.24
Forfeited	(33)	$16.24

Nonvested at December 31, 2007	680	$16.08
Granted	334	$7.53
Vested	(185)	$14.77
Forfeited	(100)	$14.60

Nonvested at December 31, 2008	729	$12.70

As of December 31, 2008, there was $7,473 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan (the “ESPP”) effective August 31, 1999 and amended on May 1, 2005. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Rudolph common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of the Rudolph common stock at the end of the applicable six-month purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by SFAS 123R. No stock-based compensation expense for the ESPP was recorded for the year ended December 31, 2007 and 2008. As of December 31, 2007 and 2008, there were 2,010 and 2,273 shares available for issuance under the ESPP, respectively.

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Company matching contributions to the plan totaled $693, $746 and $899 for the years ended December 31, 2006, 2007 and 2008, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Profit Sharing Program

The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2006, 2007 and 2008.

12.	Interest Income and Other, Net:

	Year Ended December 31,
	2006	2007	2008

Interest income	$3,345	$4,143	$1,230
Realized losses on sale of marketable securities	(162)	—	(79)
Rental income	8	6	—

Total interest income and other, net	$3,191	$4,149	$1,151

13.	Income Taxes:

The components of income tax expense are as follows:

	Year Ended December 31,
	2006	2007	2008

Current:
Federal	$2,253	$3,827	$(3,985)
State	1,840	939	11
Foreign	1,920	3,395	2,308

	6,013	8,161	(1,666)

Deferred:
Federal	5,456	(2,507)	(3,155)
State	173	(674)	572
Foreign	88	(134)	134

	5,717	(3,315)	(2,449)

Total income tax expense (benefit)	$11,730	$4,846	$(4,115)

Income before income tax of $13,532 and $10,904 was generated by domestic and foreign operations, respectively, in 2006. Income before income tax of $2,856 and $13,849 was generated by domestic and foreign operations, respectively, in 2007. Income (loss) before income tax of $(263,081) and $9,280 was generated by domestic and foreign operations, respectively, in 2008.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2007	2008

Research and development credit carryforward	$3,709	$6,066
Reserves and accruals not currently deductible	1,199	1,149
Deferred revenue	2,190	1,507
Domestic net operating loss carryforwards	280	358
Depreciation	181	468
Capital losses	460	493
Foreign net operating loss and credit carryforwards	2,288	899
Intangible assets	2,293	23,045
Tax deductible transaction costs	704	648
Share-based compensation	196	1,238
Inventory obsolescence reserve	1,370	5,754
Other	182	563

Gross deferred tax assets	15,052	42,188
Valuation allowance for deferred tax assets	(1,295)	(36,491)

Deferred tax assets after valuation allowance	13,757	5,697

Intangible liabilities	(12,436)	(2,593)
Other	(212)	(201)

Gross deferred tax liabilities	(12,648)	(2,794)

Net deferred tax assets	$1,109	$2,903

At December 31, 2008 and 2007, we had valuation allowances of $36,491 and $1,295 on certain of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. Valuation allowances have been recorded on substantially all of the Company’s deferred tax assets as of December 31, 2008, except for $2,896 of R&D credits which are reserved for in the Company’s FIN 48 provision and $7 for AMT credits, as the Company has incurred cumulative losses. The Company computes cumulative losses for these purposes by adjusting pretax results for permanent items.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% for the years ended December 31, 2006, 2007 and 2008 to income before provision for income taxes as follows:

	Year Ended December 31,
	2006	2007	2008

Federal income tax provision at statutory rate	$8,553	$5,847	$(88,830)
State taxes, net of federal effect	1,290	306	(1,789)
Non-deductible goodwill impairment charges	—	—	50,440
Foreign taxes net of federal effect	—	—	1,342
In-process research and development write-off	3,465	350	—
Research tax credit	(765)	(1,262)	(419)
Extraterritorial income exclusion	(296)	—	—
Domestic manufacturing benefit	(185)	(279)	—
Change in valuation allowance for deferred tax assets	(524)	331	35,196
Other	192	(447)	(55)

Provision (benefit) for income taxes	$11,730	$4,846	$(4,115)

Effective tax rate	48%	29%	2%

In assessing the realizability of deferred tax assets, SFAS No. 109 establishes a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.

At December 31, 2008, the Company had state and foreign net operating loss carryforwards of $5,460 and $543, respectively. The net operating loss carryforwards expire on various dates through December 31, 2028. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. At December 31, 2008, the Company had federal and state research & development credits and foreign tax credit carryforwards of $4,054, $3,121 and $671, respectively. The federal research & development credits are set to expire at various dates through December 31, 2028. The state research & development credits are set to expire at various dates through December 21, 2023. The foreign tax credit is set to expire at various dates through December 31, 2017.

The Company adopted the provisions of FIN 48, as amended by FSP 48-1, effective January 1, 2007. As a result of the implementation of FIN 48, as amended, the Company recognized increases in the liability for unrecognized tax benefits of $2,173, non-current deferred tax assets of $1,948 and goodwill of $245. The adoption of FIN 48, as amended, resulted in a cumulative effect adjustment to retained earnings of $20 as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in tax positions. The interpretation prescribes a recognition threshold and measurement criteria for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 requires the Company to recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The interpretation also provides guidance on

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The total amount of unrecognized tax benefits were as follows:

	December 31,
	2007	2008

Unrecognized tax benefits, opening balance	$4,552	$5,875
Gross increases—tax positions in prior period	635	700
Gross increases—current-period tax positions	1,301	225
Lapse of statute of limitations	(613)	(833)

Unrecognized tax benefits, ending balance	$5,875	$5,967

Included in the balance of unrecognized tax benefits at December 31, 2007 and 2008 are unrecognized tax benefits of $5,875 and $5,967, of which $3,610 and $3,306, would be reflected as an adjustment to income tax expense if recognized, respectively. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007 and 2008, the Company recognized approximately $33 and $37 in interest and penalties expense associated with uncertain tax positions, respectively. As of December 31, 2007 and 2008, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $129 and $143, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company has not been contacted by the Internal Revenue Service for examination of income tax returns for open periods, December 31, 2005 through December 31, 2007. The Company is currently under examination by the State of New Jersey for tax years 2005 through 2007. The Company has not been contacted by any other U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2003.

14.	Segment Reporting and Geographic Information:

The Company reports one reportable segment in accordance with the provisions of SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision maker. The Company’s chief decision maker is the Chief Executive Officer. The Company is engaged in the design, development, and manufacture of high-performance control metrology, defect inspection and data analysis systems used by semiconductor device manufacturers. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table lists the different sources of revenue:

	Year Ended December 31,
	2006		2007		2008

Systems:
Metrology	$68,035	34%	$34,738	22%	21,118	16%
Inspection	100,666	50	85,012	53	71,348	55
Parts	14,217	7	13,678	9	19,262	15
Services	11,457	6	14,121	8	14,901	11
Software licensing	6,793	3	12,580	8	4,411	3

Total revenue	$201,168	100%	$160,129	100%	$131,040	100%

For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Revenue by geographic region is as follows:

	Year Ended December 31,
	2006	2007	2008

Revenues from third parties:
United States	$59,097	$36,710	$30,744
Asia	120,472	93,631	74,661
Europe	21,599	29,788	25,635

Total	$201,168	$160,129	$131,040

One customer represented 14%, 12% and 11% of revenue for the years ended December 31, 2006, 2007 and 2008, respectively. The accounts receivable of that customer totaled $7,094, $1,680 and $1,258 at December 31, 2006, 2007 and 2008, respectively. No other customer was above 10% of revenue for the years ended December 31, 2006, 2007 or 2008.

Substantially all of the Company’s assets are within the United States of America.

15.	Earnings (Loss) Per Share:

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The computations of basic and diluted earnings (loss) per share for the years ended December 31, 2006, 2007, and 2008 are as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2006
Basic earnings per share:
Net income	$12,706	27,276	$0.47
Effect of dilutive stock options and restricted stock units	—	298	(0.01)

Diluted earnings per share:
Net income	$12,706	27,574	$0.46

For the year ended December 31, 2007
Basic earnings per share:
Net income	$11,859	29,168	$0.41
Effect of dilutive stock options and restricted stock units	—	144	(0.01)

Diluted earnings per share:
Net income	$11,859	29,312	$0.40

For the year ended December 31, 2008
Basic loss per share:
Net loss	$(249,686)	30,614	$(8.16)
Effect of dilutive stock options and restricted stock units	—	—	—

Diluted loss per share:
Net loss	$(249,686)	30,614	$(8.16)

For the year ended December 31, 2006, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,008 and 12, respectively. For the year ended December 31, 2007, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,185 and 129, respectively. For the year ended December 31, 2008, all outstanding stock options and restricted stock units totaling 2,307 and 729, respectively, were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive.

16.	Share Repurchase Program

In July 2008, the Board of Directors authorized a share repurchase program of up to 3 million shares of the Company’s stock. The Company did not purchase any shares to date under this program.

17. Quarterly Consolidated Financial Data (unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2008. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of the Company’s results of operations may not be as meaningful as the sequential quarterly comparisons set forth below tend to reflect the cyclical activity of the semiconductor industry as a whole. The 2007 fourth quarter reflects the PCTA acquisition effective December 18, 2007. The 2008 fourth quarter reflects a charge of $227,105 for the impairment of goodwill and identifiable intangible assets. Other

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year and the purchase accounting effects of business combinations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	Total

Revenues	$48,356	$47,730	$31,461	$32,582	$160,129
Gross profit	26,250	24,850	15,540	14,600	81,240
Income (loss) before income taxes	8,705	7,749	1,203	(952)	16,705
Net income (loss)	5,564	5,451	1,388	(544)	11,859
Earnings (loss) per share:
Basic	$0.19	$0.19	$0.05	$(0.02)	$0.41
Diluted	$0.19	$0.19	$0.05	$(0.02)	$0.40
Weighted average number of shares
outstanding:
Basic	29,031	29,108	29,152	29,371	29,168
Diluted	29,224	29,312	29,250	29,371	29,312

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Total

Revenues	$37,210	$38,416	$38,986	$16,428	$131,040
Gross profit	15,115	17,721	16,806	(5,990)	43,652
Loss before income taxes	(3,063)	(2,814)	(878)	(247,046)	(253,801)
Net loss	(1,646)	(1,985)	(448)	(245,607)	(249,686)
Loss per share:
Basic	$(0.05)	$(0.06)	$(0.01)	$(7.96)	$(8.16)
Diluted	$(0.05)	$(0.06)	$(0.01)	$(7.96)	$(8.16)
Weighted average number of shares
outstanding:
Basic	30,533	30,669	30,781	30,842	30,614
Diluted	30,533	30,669	30,781	30,842	30,614

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at
	Beginning of	Charged to (Recover	Charged to Other		Balance at End
Description	Period	of) Costs and Expenses	Accounts (net)	Deductions	of Period

Year 2006:
Allowance for doubtful accounts	$230	$69	$—	$—	$299
Inventory valuation	1,787	3,585	—	2,567	2,805
Warranty	1,234	2,298	1,244	2,605	2,171
Deferred tax valuation allowance	524	964	—	524	964

Year 2007:
Allowance for doubtful accounts	$299	$(85)	$—	$—	$214
Inventory valuation	2,805	661	—	72	3,394
Warranty	2,171	2,669	532	3,007	2,365
Deferred tax valuation allowance	964	331	—	—	1,295

Year 2008:
Allowance for doubtful accounts	$214	$445	$—	$—	$659
Inventory valuation	3,394	14,124	—	5,887	11,631
Warranty	2,365	1,868	215	2,635	1,813
Deferred tax valuation allowance	1,295	35,196	—	—	36,491

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Rudolph Technologies, INC.

By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	March 5, 2009

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Paul F. McLaughlin Paul F. McLaughlin	Chairman and Chief Executive Officer	March 5, 2009

/s/ Steven R. Roth Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2009

/s/ Leo Berlinghieri Leo Berlinghieri	Director	March 5, 2009

/s/ Daniel H. Berry Daniel H. Berry	Director	March 5, 2009

/s/ Thomas G. Greig Thomas G. Greig	Director	March 5, 2009

/s/ Richard F. Spanier Richard F. Spanier	Director	March 5, 2009

/s/ Aubrey C. Tobey Aubrey C. Tobey	Director	March 5, 2009

/s/ John R. Whitten John R. Whitten	Director	March 5, 2009

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).
2.2		Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2005).
2.3		Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2007).
3.1		Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).
3.2		Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit (3.2(b) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.
3.3		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
3.5		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2009, No. 000-27965).
4.1		Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).
4.2		August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).
10	.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated herein by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.2		Form of Indemnification Agreement (incorporated herein by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.3		Amended 1996 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q, filed on November 14, 2001).
10.4		Form of 1999 Stock Plan (incorporated herein by reference to Exhibit (10.4) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.5		Form of 1999 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.6		Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).
10.7		Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated herein by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000).

Exhibit
No.	Description

10.8	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated herein by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.9	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated herein by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.10	Form of option agreement under 1999 Stock Plan (incorporated herein by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 5, 2004).
10.11	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (filed with Rudolph Technologies, Inc.’s Current Report on Form 8-K filed on June 21, 2005 and incorporated herein by reference).
10.12	Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed with the SEC on July 7, 2005).
14.1	Rudolph Technologies Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).
14.2	Rudolph Technologies Financial Code of Ethics (incorporated herein by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).
21.1	Subsidiaries.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

+	Confidential treatment has been granted with respect to portions of this exhibit.