Form 10-Q
period 2009-03-31
RUDOLPH TECHNOLOGIES INC
filed 2009-05-08
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended: March 31, 2009

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_]   No [_]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act.     Large accelerated filer [   ]    Accelerated filer [ X ]     Non-accelerated filer [    ] (Do not check if a smaller reporting company)     Smaller reporting company [    ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_] No [X]

        The number of outstanding shares of the Registrant's Common Stock on April 22, 2009 was 30,830,780.

  PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$ 65,368	$ 67,735
Marketable securities	8,299	10,549
Accounts receivable, less allowance of $1,013 in 2009 and $659 in 2008	14,844	21,764
Inventories	56,579	57,076
Prepaid expenses and other current assets	6,402	6,324
Total current assets	151,492	163,448
Property, plant and equipment, net	17,778	19,053
Identifiable intangible assets, net	9,365	9,654
Other assets	5,265	5,277
Total assets	$ 183,900	$ 197,432

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 6,415	$ 7,169
Other current liabilities	6,707	8,591
Total current liabilities	13,122	15,760
Non-current liabilities	5,481	5,584
Total liabilities	18,603	21,344

Commitments and contingencies

Stockholders' equity:
Common stock	31	31
Additional paid-in capital	384,256	383,510
Accumulated other comprehensive loss	(4,026)	(2,543)
Accumulated deficit	(214,964)	(204,910)
Total stockholders' equity	165,297	176,088
Total liabilities and stockholders' equity	$ 183,900	$ 197,432

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues	$ 11,061	$ 37,210
Cost of revenues	8,777	22,095
Gross profit	2,284	15,115
Operating expenses:
Research and development	6,743	7,797
Selling, general and administrative	6,334	9,094
Amortization	289	1,668
Total operating expenses	13,366	18,559
Operating loss	(11,082)	(3,444)
Interest income and other, net	124	381
Loss before income taxes	(10,958)	(3,063)
Benefit for income taxes	(904)	(1,417)
Net loss	$ (10,054)	$ (1,646)
Loss per share:
Basic	$ (0.33)	$ (0.05)
Diluted	$ (0.33)	$ (0.05)
Weighted average shares outstanding:
Basic	30,778	30,533
Diluted	30,778	30,533

  The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (10,054)	$ (1,646)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Amortization	459	1,843
Depreciation	1,293	1,050
Foreign currency exchange gain	(920)	(253)
Net gain on sales of marketable securities	(2)	-
Share-based compensation	746	755
Provision for doubtful accounts and inventory valuation	967	2,284
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	6,270	(6,890)
Inventories	(348)	(6,769)
Prepaid expenses and other assets	153	(2,723)
Accounts payable and accrued liabilities	(697)	3,240
Other current liabilities	(1,844)	3,600
Non-current liabilities	(71)	76
Net cash and cash equivalents used in operating activities	(4,048)	(5,433)
Cash flows from investing activities:
Purchases of marketable securities	(1,083)	(5,916)
Proceeds from sales of marketable securities	3,274	11,994
Purchases of property, plant and equipment	(184)	(1,403)
Purchase of businesses	-	(8,550)
Net cash and cash equivalents provided by (used in) investing activities	2,007	(3,875)
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	-	6
Net cash and cash equivalents provided by financing activities	-	6
Effect of exchange rate changes on cash and cash equivalents	(326)	575
Net decrease in cash and cash equivalents	(2,367)	(8,727)
Cash and cash equivalents at beginning of period	67,735	57,420
Cash and cash equivalents at end of period	$ 65,368	$ 48,693

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2009 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 2.   Business Combinations

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

NOTE 3.  Fair Value Measurements

           On January 1, 2008, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 157 for financial assets and liabilities recognized at fair value. On January 1, 2009, the Company adopted FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157", for all nonfinancial assets and nonfinancial liabilities. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of this deferred portion of SFAS No. 157 did not have any impact on our results of operations or financial position.

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

            The following tables provide the assets carried at fair value measured on a recurring basis as of March 31, 2009 and December 31, 2008:

		Fair value measurements at March 31, 2009
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury notes	$ 215	$ 215	$ -	$ -
Auction rate securities	339	-	-	339
All other marketable securities	7,744	-	7,744	-
Foreign currency forward contracts	(9)	(9)	-	-
Total	$ 8,289	$ 206	$ 7,744	$ 339

		Fair value measurements at December 31, 2008
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury notes	$ 219	$ 219	$ -	$ -
Auction rate securities	361	-	-	361
All other marketable securities	9,969	-	9,969	-
Foreign currency forward contracts	(226)	(226)	-	-
Total	$ 10,323	$ (7)	$ 9,969	$ 361

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

            Level 3 investments consist of auction rate securities for which the Company uses a discounted cashflow model to value these investments.  This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$ 361
Unrealized losses in accumulated other comprehensive loss	(22)
Purchases, issuances, and settlements, net	-
Transfers into (out of) Level 3	-
Balance at March 31, 2009	$ 339

            The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

            The Company has adopted SFAS No. 159 effective January 1, 2008 and did not elect the fair value option for its financial instruments.

NOTE 4.   Marketable Securities

            The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss".  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net". Net realized gains on available-for-sale securities were $2 and $0 for the three month periods ended March 31, 2009 and 2008, respectively.  Gross unrealized gains on available-for-sale securities were $30 and $17 as of March 31, 2009 and December 31, 2008, respectively.  Gross unrealized losses on available-for-sale securities were $52 and $166 as of March 31, 2009 and December 31, 2008, respectively.

NOTE 5.    Derivative Instruments and Hedging Activities

            The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2009 and December 31, 2008, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

            The dollar equivalent of the US dollar forward contracts and related fair values were as follows:

	March 31, 2009	December 31, 2008
Notional amount	$ 1,610	$ 2,322
Fair value of liability	$ 9	$ 226

NOTE 6.    Identifiable Intangible Assets

            Identifiable intangible assets as of  March 31, 2009 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Developed technology	$ 51,243	$ 16,072	$ 28,259	$ 6,912
Customer and distributor relationships	7,300	1,788	4,810	702
Trade names	4,100	1,185	1,164	1,751
Total identifiable intangible assets	$ 62,643	$ 19,045	$ 34,233	$ 9,365

            Identifiable intangible assets as of December 31, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Developed technology	$ 51,243	$ 15,858	$ 28,259	$ 7,126
Customer and distributor relationships	7,300	1,766	4,810	724
Trade names	4,100	1,132	1,164	1,804
Total identifiable intangible assets	$ 62,643	$ 18,756	$ 34,233	$ 9,654

          Intangible asset amortization expense for the three months ended March 31, 2009 and 2008 was $289 and $1,668, respectively.  Estimated amortization expense for the remainder of 2009 amounts to $858.  In each of the next five years estimated amortization expense amounts to $1,146 for 2010 and $1,043 for each of the subsequent years ending in 2014.

NOTE 7.    Inventories

	March 31,	December 31,
	2009	2008
Materials	$ 26,547	$ 23,821
Work-in-process	13,644	15,202
Finished goods	16,388	18,053
Total inventories	$ 56,579	$ 57,076

         The Company has established reserves of $5,481 and $11,631 as of March 31, 2009 and December 31, 2008, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

NOTE 8.   Property, Plant and Equipment

	March 31,	December 31,
	2009	2008
Land and building	$ 4,927	$ 4,927
Machinery and equipment	16,385	16,647
Furniture and fixtures	2,846	2,710
Computer equipment	6,275	6,262
Leasehold improvements	6,932	6,986
	37,365	37,532
Accumulated depreciation	(19,587)	(18,479)
Net property, plant and equipment	$ 17,778	$ 19,053

NOTE 9.   Commitments and Contingencies

 Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Three Months Ended March 31,
	2009	2008
Balance, beginning of the period	$ 1,813	$ 2,365
Accruals	182	554
Warranty liability assumed in merger	-	136
Settlements	(896)	(628)
Balance, end of the period	$ 1,099	$ 2,427

        Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption "Accounts payable and accrued liabilities".

NOTE 10.   Share-Based Compensation

Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the three month period ended March 31, 2009 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	729	$ 12.70
Granted	202	$ 3.41
Vested	(115)	$ 13.65
Forfeited	(16)	$ 11.83
Nonvested at March 31, 2009	800	$ 10.24

        As of March 31, 2009 and December 31, 2008, there was $7,314 and $7,473 of total unrecognized compensation cost related to restricted stock units granted under the plans, respectively.  That cost is expected to be recognized over a weighted average period of 3.3 years and 3.0 years for the respective periods.

NOTE 11.   Interest Income and Other, Net

	Three Months Ended March 31,
	2009	2008
Interest income	$ 122	$ 381
Realized gains on sales of marketable securities, net	2	-
Total interest income and other, net	$ 124	$ 381

NOTE 12.  Income Taxes

            In accordance with FASB Financial Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" , the Company had unrecognized tax benefits of $5,967 as of December 31, 2008, of which $3,306 of our unrecognized benefit would be reflected as an adjustment to income tax expense if recognized. The Company continues to recognize interest and penalties as a component of income tax provision and accrued $143 for these items as of December 31, 2008.  There are no known tax positions which are reasonably possible to change over the next twelve months necessitating a significant change in the Company's unrecognized tax benefits.

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

        The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2009	2008
Net loss	$ (10,054)	$ (1,646)
Change in net unrealized gains (losses) on investments, net of tax	(54)	39
Change in currency translation adjustments	(1,429)	346
Total comprehensive loss	$ (11,537)	$ (1,261)
NOTE 14.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  For the three month periods ended March 31, 2009 and 2008, all outstanding stock options and restricted stock units totaling 3,021 and 3,292, respectively, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive.

        The Company's basic and diluted loss per share amounts are as follows:

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Net loss	$ (10,054)	$ (1,646)
Denominator:
Basic loss per share - weighted average shares outstanding	30,778	30,533
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	-	-
Diluted loss per share - weighted average shares outstanding	30,778	30,533
Loss per share:
Basic	$ (0.33)	$ (0.05)
Diluted	$ (0.33)	$ (0.05)

NOTE 15.   Segment Reporting and Geographic Information

         The Company reports one reportable segment in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

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

          The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2009		2008
Systems:
Metrology	$ 2,420	22%	$ 8,265	22%
Inspection	2,423	22%	20,468	55%
Parts	2,499	23%	3,904	11%
Services	3,153	28%	3,304	9%
Software licensing	566	5%	1,269	3%
Total revenue	$ 11,061	100%	$ 37,210	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2009	2008
Revenues from third parties:
United States	$ 5,767	$ 5,415
Asia	3,826	25,054
Europe	1,468	6,741
Total	$ 11,061	$ 37,210

           One customer represented 27% and 12% of revenue for the three months ended March 31, 2009 and 2008, respectively.  No other customer was above 10% of revenue for the three months ended March 31, 2009 or 2008.

NOTE 16.   Recent Accounting Pronouncements

           In April 2009, the FASB issued Staff Position ("FSP") FAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly".  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively.  The Company does not expect the adoption of FSP FAS 157-4 to have a significant impact on its consolidated financial position and results of operations.

            In April 2009, the FASB issued FSP FAS No.107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments".  FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP's for the interim and annual periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of adopting FSP FAS 107-1 and APB 28-1.

            In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP FAS 115-2 and FSP FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP's for the interim and annual periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of adopting FSP FAS 115-2 and FSP FAS 124-2.

            In April 2008, The FASB issued Staff Position ("FSP") FAS 142-3, " Determination of the Useful Life of Intangible Assets".  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP).  FSP FAS 142-3 is effective for financial statements issued for fiscal year beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company adopted FSP FAS 142-3 on January 1, 2009 and the adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

             In March 2008, the  FASB issued Statement of Financial Accounting Standards No. 161, "Disclosure about Derivatives Instruments and Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  The Company adopted SFAS 161 on January 1, 2009 and the adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

            In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in an acquiree, and the recognition and measurement of goodwill acquired in a business combination or a gain from a bargain purchase. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted SFAS 141R on January 1, 2009 and the adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

            In November 2007, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Arrangements,” which defines collaborative arrangements and establishes reporting and disclosure requirements for such arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008. On January 1, 2009, the Company adopted the provisions of EITF 07-1 and the adoption did not have a material impact on the Company's consolidated financial position and results of operations.

NOTE 17.   Share Repurchase Program

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

            The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this quarterly report.

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

            Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled "Risk Factors." Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.

            For more information, please see our critical accounting policies as previously disclosed in our 2008 Annual Report on Form 10-K.

            See Note 16 to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q regarding the impact of recent accounting pronouncements on the Company's financial position and results of operations.

Results of Operations for the Three Month Periods Ended March 31, 2009 and 2008

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

            Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 35-50% for 2009. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 0.6 for the month of March 2009, decreasing from the December 2008 book-to-bill ratio of 0.9.

            Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2009 and for the years ended December 31, 2008, 2007 and 2006, sales to customers that individually represented at least five percent of our revenues accounted for 52.1%, 36.3%, 37.1%, and 40.9% of our revenues, respectively.

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

            A significant portion of our revenues has been derived from customers outside of the United States.  In the three month period ended March 31, 2009, approximately 47.9% of our revenues were derived from customers outside of the United States, of which 34.6% were derived from customers in Asia and 13.3% were derived from customers in Europe.  In 2008, approximately 76.5% of our revenues were derived from customers outside of the United States, of which 57.0% were derived from customers in Asia and 19.5% were derived from customers in Europe.  In 2007, approximately 77.1% of our revenues were derived from customers outside of the United States, of which 58.5% were derived from customers in Asia and 18.6% were derived from customers in Europe.  In 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

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

            Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $11.1 million for the three month period ended March 31, 2009, compared to $37.2 million for the three month period ended March 31, 2008, representing a decrease for the three month period of 70.3% in the respective year-over-year periods.

            The following table lists the different sources of our revenue (in thousands):

	Three Months Ended
	March 31,
	2009		2008
Systems:
Metrology	$ 2,420	22%	$ 8,265	22%
Inspection	2,423	22%	20,468	55%
Parts	2,499	23%	3,904	11%
Services	3,153	28%	3,304	9%
Software licensing	566	5%	1,269	3%
Total revenue	$ 11,061	100%	$ 37,210	100%

             The year-over-year decrease in systems revenue for the three month periods ended March 31, 2009 and 2008 is due to continued weakness in the global economy, including  the overall semiconductor industry, and reflects a decrease in inspection systems revenues of $18.0 million and a decrease in metrology systems revenue of $5.8 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 9% of total revenues for the three month period ended March 31, 2009, compared to 42% of total revenues for the three month period ended March 31, 2008.  The year-over-year decrease in total parts and services revenue for the three month periods ended March 31, 2009 and 2008 is primarily due to decreased spending by our customers due to the prolonged semiconductor industry downturn. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year decrease in software licensing revenues for the three month periods ended March 31, 2009 and 2008 is primarily due to the sale of certain technology rights to Tokyo Electron in 2008.

            Deferred revenues of $3.2 million are recorded in other current liabilities at March 31, 2009 and primarily consist of $3.0 million for deferred maintenance agreements and $0.2 million for systems awaiting acceptance and outstanding deliverables.

            Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, product sales mix, production volume, inventory step-up from purchase accounting, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $2.3 million for the three month period ended March 31, 2009, compared to $15.1 million for the three month period ended March 31, 2008.  Our gross profit represented 20.6% of our revenues for the three month period ended March 31, 2009 and 40.6% of our revenues for the same period in the prior year.  The decrease in gross profit as a percentage of revenue for the three month period ended March 31, 2009, compared to the three month period ended March 31, 2008 is primarily due to product mix and volume, and idle manufacturing facility costs.

            Operating Expenses.

                    Research and Development.  Our research and development expense was $6.7 million for the three month period ended March 31, 2009, compared to $7.8 million for the same period in the prior year.  Research and development expense represented 61.0% of our revenues for the three month period ended March 31, 2009, compared to 21.0% of revenues for the same period in the prior year.  The year-over-year dollar decrease for the three month periods ended March 31, 2009 and 2008 in research and development expenses primarily reflects reduced compensation cost and lower project costs as part of our continued cost reduction efforts, offset by an increase in litigation expenses.

                    Selling, General and Administrative.    Our selling, general and administrative expense was $6.3 million for the three month period ended March 31, 2009, compared to $9.1 million for the same period in the prior year.  Selling, general and administrative expense represented 57.3% of our revenues for the three month period ended March 31, 2009, compared to 24.4% of our revenues for the same period in the prior year.  The year-over-year dollar decrease for the three month periods ended March 31, 2009 and 2008 in selling, general and administrative expense was primarily due to elimination of administrative costs associated with prior business combinations, foreign currency exchange gains from international operations and lower compensation costs in the 2009 period, offset by a reserve established for an account receivable related to a customer that is in financial difficulty.

            Over the past twelve months, in reaction to the slowdown in the semiconductor industry, the Company has reduced ongoing operating expense by approximately 25 percent.  The Company currently anticipates that operating expenses in the second quarter of 2009 will be approximately $12.5 to $14.0 million.

            Interest income and other, net.    Interest income and other, net was $0.1 million for the three month period ended March 31, 2009, compared to $0.4 million for the same period in the prior year.  The year-over-year decrease in interest income and other, net was primarily attributable to lower interest rates.

            Income Taxes.    For the three-month period ended March 31, 2009, we recorded income tax benefits of $0.9 million, as compared to $1.4 million for the comparable period in 2008. The income tax benefits recognized for the three months ended March 31, 2009 resulted primarily from projected tax refunds due from the carryback of current losses.

            Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that substantially all of our net deferred tax assets will not be realized.  Therefore, we continue to provide a valuation allowance against these net deferred tax assets.  A portion of our net deferred tax assets relate to R&D credits which are reserved for in our FIN 48 provision. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods.

Liquidity and Capital Resources

            At March 31, 2009, we had $73.7 million of cash, cash equivalents and marketable securities and $138.4 million in working capital.  At December 31, 2008, we had $78.3 million of cash, cash equivalents and marketable securities and $147.7 million in working capital.

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

            Operating activities used $4.0 million in cash and cash equivalents for the three month period ended March 31, 2009.  The net cash and cash equivalents used in operating activities during the three month period ended March 31, 2009 was primarily a result of net loss, adjusted to exclude the effect of non-cash charges, of $7.5 million and decreases in other current liabilities of $1.8 million and accounts payable and accrued liabilities of $0.7 million, partially offset by a decrease accounts receivable of $6.3 million.  Operating activities used  $5.4 million in cash and cash equivalents for the three month period ended March 31, 2008.  The net cash and cash equivalents used in operating activities during the three month period ended March 31, 2008 was primarily a result of net loss, adjusted to exclude the effect of non-cash charges, of $4.0 million and increases in inventories of $6.8 million, accounts receivable of $6.9 million, and prepaid expenses and other assets of $2.7 million, partially offset by increases in accounts payable and accrued liabilities of $3.2 million, and other current and non-current liabilities of $3.7 million.

            Net cash and cash equivalents provided by investing activities during the three month period ended March 31, 2009 of $2.0 million was due to proceeds from sales of marketable securities of $3.3 million, partially offset by purchases of marketable securities of $1.1 million, and capital expenditures of $0.2 million.  Net cash and cash equivalents used for investing activities during the three month period ended March 31, 2008 of $3.9 million was due to acquisition costs for business combinations of $8.6 million,  purchases of marketable securities of $5.9 million, and capital expenditures of $1.4 million, offset by proceeds from sales of marketable securities of $12.0 million.

            There was no cash and cash equivalents provided by or used in financing activities for the three month periods ended March 31, 2009.  Net cash and cash equivalents provided by financing activities for the three month periods ended March 31, 2008 was due to proceeds received and tax benefit for sales of shares through share-based compensation plans.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

           We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed income and variable rate income investments (U.S. Treasury and Agency securities, asset-backed securities, mortgage-backed securities, auction rate securities, and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of March 31, 2009, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available for sale securities.

Foreign Currency Risk

            We have branch operations in Taiwan, Singapore, China and Korea and wholly-owned subsidiaries in Europe and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of March 31, 2009, we had nine forward contracts outstanding with a total notional contract value of $1.6 million. We do not use derivative financial instruments for trading or speculative purposes.

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

Conclusions

            As of March 31, 2009, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

            There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the activities described above.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

            A discussion regarding pending legal proceedings is included in Part 1, Item 3, "Legal Proceedings," included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.    Risk Factors

            There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 6.   Exhibits

                            Exhibit No.           Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
3.5	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2009, No. 000-27965).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).
4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation's Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        Rudolph Technologies, Inc.

Date: May 8, 2009                                                                                By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer

Date: May 8, 2009                                                                                By:   /s/ Steven R. Roth
                                                                                                                         Steven R. Roth
                                                                                                                         Senior Vice President, Chief Financial Officer
                                                                                                                         and Principal Accounting Officer

EXHIBIT INDEX

                         Exhibit No.             Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
3.5	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2009, No. 000-27965).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A, filed with the Commission on June 28, 2005, No 000-27965).
4.2	August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation's Proxy Statement for its 2004 Annual Shareholders Meeting, filed with the Commission on March 11, 2004, No. 000-30637).

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

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

Date:  May 8, 2009

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

Date: May 8, 2009

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: May 8, 2009

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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: May 8, 2009
By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Rudolph Technologies, Inc. and will be retained by Rudolph Technologies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.