Form 10-Q
period 2009-06-30
RUDOLPH TECHNOLOGIES INC
filed 2009-08-07
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the quarterly period ended: June 30, 2009

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

        The number of outstanding shares of the Registrant's Common Stock on July 28, 2009 was 30,930,874.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$ 67,243	$ 67,735
Marketable securities	5,058	10,549
Accounts receivable, less allowance of $1,009 at June 30, 2009 and $659 at December 31, 2008	14,501	21,764
Inventories	53,989	57,076
Prepaid expenses and other current assets	5,011	6,324
Total current assets	145,802	163,448
Property, plant and equipment, net	16,703	19,053
Identifiable intangible assets, net	9,079	9,654
Other assets	4,618	5,277
Total assets	$ 176,202	$ 197,432

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 6,387	$ 7,169
Other current liabilities	5,636	8,591
Total current liabilities	12,023	15,760
Non-current liabilities	5,483	5,584
Total liabilities	17,506	21,344

Commitments and contingencies

Stockholders' equity:
Common stock	31	31
Additional paid-in capital	385,221	383,510
Accumulated other comprehensive loss	(2,967)	(2,543)
Accumulated deficit	(223,589)	(204,910)
Total stockholders' equity	158,696	176,088
Total liabilities and stockholders' equity	$ 176,202	$ 197,432

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$ 15,341	$ 38,416	$ 26,402	$ 75,626
Cost of revenues	9,935	20,695	18,712	42,790
Gross profit	5,406	17,721	7,690	32,836
Operating expenses:
Research and development	6,022	8,443	12,765	16,240
Selling, general and administrative	7,815	10,537	14,149	19,631
Amortization	286	1,726	575	3,394
Total operating expenses	14,123	20,706	27,489	39,265
Operating loss	(8,717)	(2,985)	(19,799)	(6,429)
Interest income and other, net	48	171	172	552
Loss before income taxes	(8,669)	(2,814)	(19,627)	(5,877)
Benefit for income taxes	(44)	(829)	(948)	(2,246)
Net loss	$ (8,625)	$ (1,985)	$ (18,679)	$ (3,631)
Loss per share:
Basic	$ (0.28)	$ (0.06)	$ (0.61)	$ (0.12)
Diluted	$ (0.28)	$ (0.06)	$ (0.61)	$ (0.12)
Weighted average shares outstanding:
Basic	30,957	30,669	30,814	30,560
Diluted	30,957	30,669	30,814	30,560

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (18,679)	$ (3,631)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Amortization	915	3,743
Depreciation	2,495	2,145
Foreign currency exchange (gain) loss	(2)	392
Net loss on sales of marketable securities	1	86
Share-based compensation	1,611	1,596
Provision for doubtful accounts and inventory valuation	1,518	1,827
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	6,759	2,138
Inventories	1,914	(5,873)
Prepaid expenses and other assets	1,847	(3,660)
Accounts payable and accrued liabilities	(798)	3,718
Other current liabilities	(2,903)	(654)
Non-current liabilities	(102)	142
Net cash and cash equivalents provided by (used in) operating activities	(5,424)	1,969
Cash flows from investing activities:
Purchases of marketable securities	(4,800)	(6,226)
Proceeds from sales of marketable securities	10,117	19,488
Purchases of property, plant and equipment	(299)	(2,319)
Capitalized software	-	(30)
Purchase of businesses	-	(8,474)
Net cash and cash equivalents provided by investing activities	5,018	2,439
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	100	122
Net cash and cash equivalents provided by financing activities	100	122
Effect of exchange rate changes on cash and cash equivalents	(186)	319
Net increase (decrease) in cash and cash equivalents	(492)	4,849
Cash and cash equivalents at beginning of period	67,735	57,420
Cash and cash equivalents at end of period	$ 67,243	$ 62,269

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month periods ended June 30, 2009 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission ("SEC") on March 6, 2009.

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

NOTE 3.  Fair Value Measurements

           On January 1, 2008, the Company adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), for financial assets and liabilities recognized at fair value.

            SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management's assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

            The following tables provide the assets carried at fair value measured on a recurring basis as of June 30, 2009 and December 31, 2008:

		Fair value measurements at June 30, 2009
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury notes	$ 215	$ 215	$ -	$ -
Auction rate securities	251	-	-	251
All other marketable securities	4,592	-	4,592	-
Foreign currency forward contracts	(1)	(1)	-	-
Total	$ 5,057	$ 214	$ 4,592	$ 251

		Fair value measurements at December 31, 2008
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury notes	$ 219	$ 219	$ -	$ -
Auction rate securities	361	-	-	361
All other marketable securities	9,969	-	9,969	-
Foreign currency forward contracts	(226)	(226)	-	-
Total	$ 10,323	$ (7)	$ 9,969	$ 361

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

            Level 3 investments consist of auction rate securities for which the Company uses a discounted cash flow model to value these investments.  This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$ 361
Unrealized losses in accumulated other comprehensive loss	(110)
Purchases, issuances, and settlements, net	-
Transfers into (out of) Level 3	-
Balance at June 30, 2009	$ 251

            The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

            The Company has adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"), effective January 1, 2008.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for its financial instruments.

            See Note 4 for additional discussion fair value of the Company's marketable securities.

NOTE 4.   Marketable Securities

            The Company has evaluated its investment policies consistent with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net."  Net realized losses on available-for-sale securities were $3 and $1 for the three and six months ended June 30, 2009.  Net realized losses on available-for-sale securities were $86 for both the three and six months ended June 30, 2008.  The Company records other-than-temporary impairment charges for its available -for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

            As of June 30, 2009, the Company held one auction-rate security with a fair value of $251. The underlying asset of the Company's auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of June 30, 2009, the Company has recorded a cumulative temporary unrealized impairment loss of $249 within "Accumulated other comprehensive loss" based upon its assessment of the fair value of these securities. The Company believes that this impairment is temporary as it does not intend to sell these securities, the Company will not be required to sell these securities before recovery, and the Company expects to recover the amortized cost basis of these securities.

            At June 30, 2009, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Treasury notes and obligations of agencies	$ 4,794	$ 15	$ (2)	$ 4,807
Tax-free auction securities	500	-	(249)	251
	$ 5,294	$ 15	$ (251)	$ 5,058

            At December 31, 2008, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Treasury notes and obligations of agencies	$ 9,941	$ 15	$ (27)	$ 9,929
Asset-backed securities	257	2	-	259
Tax-free auction securities	500	-	(139)	361
	$ 10,698	$ 17	$ (166)	$ 10,549

            The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ 4,424	$ 4,427	$ 9,401	$ 9,379
Due after 1-5 years	370	380	797	809
Due after 5-10 years	-	-	-	-
Due after 10 years	500	251	500	361
	$ 5,294	$ 5,058	$ 10,698	$ 10,549

            The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at June 30, 2009.  No amounts have been in an unrealized loss position for 12 months or greater.

In Unrealized Loss Position for less than 12 Months
	Fair Value	Gross Unrealized Losses

Treasury notes and obligations of agencies	$ 1,505	$ (1)
Tax-free auction securities	251	(249)
	$ 1,756	$ (250)

            See Note 3 for additional discussion regarding fair value of the Company's marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities

            The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2009 and December 31, 2008, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

            The dollar equivalent of the U.S. dollar forward contracts and related fair values were as follows:

	June 30, 2009	December 31, 2008
Notional amount	$ 609	$ 2,322
Fair value of liability	$ 1	$ 226

NOTE 6.    Identifiable Intangible Assets

            Identifiable intangible assets as of  June 30, 2009 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Developed technology	$ 51,243	$ 16,286	$ 28,259	$ 6,698
Customer and distributor relationships	7,300	1,809	4,810	681
Trade names	4,100	1,236	1,164	1,700
Total identifiable intangible assets	$ 62,643	$ 19,331	$ 34,233	$ 9,079

            Identifiable intangible assets as of December 31, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Developed technology	$ 51,243	$ 15,858	$ 28,259	$ 7,126
Customer and distributor relationships	7,300	1,766	4,810	724
Trade names	4,100	1,132	1,164	1,804
Total identifiable intangible assets	$ 62,643	$ 18,756	$ 34,233	$ 9,654

          Intangible asset amortization expense for the three and six months ended June 30, 2009 was $286 and $575, respectively.  For the three and six months ended June 30, 2008, intangible asset amortization expense was $1,726 and $3,394, respectively.  Estimated amortization expense  for the remainder of 2009 amounts to $572 and in each of the next five years estimated amortization expense amounts to $1,146 for 2010 and $1,043 for each of the subsequent years ending in 2014.

NOTE 7.    Inventories
	June 30,	December 31,
	2009	2008
Materials	$ 25,203	$ 23,821
Work-in-process	16,105	15,202
Finished goods	12,681	18,053
Total inventories	$ 53,989	$ 57,076

         The Company has established reserves of $5,789 and $11,631 as of June 30, 2009 and December 31, 2008, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

NOTE 8.   Property, Plant and Equipment
	June 30,	December 31,
	2009	2008
Land and building	$ 4,927	$ 4,927
Machinery and equipment	16,506	16,647
Furniture and fixtures	2,855	2,710
Computer equipment	6,304	6,262
Leasehold improvements	6,958	6,986
	37,550	37,532
Accumulated depreciation	(20,847)	(18,479)
Net property, plant and equipment	$ 16,703	$ 19,053

NOTE 9.   Commitments and Contingencies

 Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Six Months Ended June 30,
	2009	2008
Balance, beginning of the period	$ 1,813	$ 2,365
Accruals	394	1,049
Warranty liability assumed in merger	-	215
Settlements	(1,338)	(1,327)
Balance, end of the period	$ 869	$ 2,302

        Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption "Accounts payable and accrued liabilities."

NOTE 10.   Share-Based Compensation

Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the six month period ended June 30, 2009 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	729	$ 12.70
Granted	836	$ 4.61
Vested	(160)	$ 14.37
Forfeited	(19)	$ 11.72
Nonvested at June 30, 2009	1,386	$ 7.64

        As of June 30, 2009 and December 31, 2008, there was $9,213 and $7,473 of total unrecognized compensation cost related to restricted stock units granted under the plans, respectively.  That cost is expected to be recognized over a weighted average period of 3.3 years and 3.0 years for the respective periods.

NOTE 11.   Interest Income and Other, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$ 51	$ 257	$ 173	$ 638
Realized losses on sales of marketable securities, net	(3)	(86)	(1)	(86)
Total interest income and other, net	$ 48	$ 171	$ 172	$ 552

NOTE 12.  Income Taxes

            In accordance with FASB Financial Interpretation Number 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," the Company had unrecognized tax benefits of $5,967 as of December 31, 2008, of which $3,306 would be reflected as an adjustment to income tax expense if recognized. The Company continues to recognize interest and penalties as a component of its income tax provision and accrued $143 for these items as of December 31, 2008.  There are no known tax positions which the Company currently expects are reasonably possible to change over the next twelve months necessitating a significant change in the Company's unrecognized tax benefits.

            The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company is not under examination by the Internal Revenue Service for examination of income tax returns for open periods, December 31, 2005 through December 31, 2008. The Company is not currently under examination by any U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2003.

NOTE 13.   Comprehensive Income (Loss)

        The difference between net income (loss) and comprehensive loss for the Company is due to currency translation adjustments and unrealized gains (losses) on investments.

        The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$ (8,625)	$ (1,985)	$ (18,679)	$ (3,631)
Change in net unrealized gains (losses) on investments, net of tax	(38)	(26)	(92)	13
Change in currency translation adjustments	1,097	484	(332)	830
Total comprehensive loss	$ (7,566)	$ (1,527)	$ (19,103)	$ (2,788)

NOTE 14.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  For the three and six month periods ended June 30, 2009 and 2008, all outstanding stock options and restricted stock units totaling 3,559 and 3,083, respectively, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive.

        The Company's basic and diluted loss per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net loss	$ (8,625)	$ (1,985)	$ (18,679)	$ (3,631)
Denominator:
Basic loss per share - weighted average shares outstanding	30,957	30,669	30,814	30,560
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	-	-	-	-
Diluted loss per share - weighted average shares outstanding	30,957	30,669	30,814	30,560
Loss per share:
Basic	$ (0.28)	$ (0.06)	$ (0.61)	$ (0.12)
Diluted	$ (0.28)	$ (0.06)	$ (0.61)	$ (0.12)

NOTE 15.   Segment Reporting and Geographic Information

            The Company reports one reportable segment in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

            Operating segments are business units that have separate financial information and are separately reviewed by the Company's chief operating decision maker.  The Company's chief operating decision maker is the Chief Executive Officer.  The Company is engaged in the design, development, and manufacture of high-performance process control metrology, defect inspection and data analysis systems used by semiconductor device manufacturers.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

          The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Systems:
Metrology	$ 2,371	16%	$ 7,793	20%	$ 4,791	18%	$ 16,058	22%
Inspection	6,287	41%	20,622	54%	8,710	33%	41,090	55%
Parts	2,972	19%	5,021	13%	5,471	21%	8,925	11%
Services	3,048	20%	3,401	9%	6,201	23%	6,705	9%
Software licensing	663	4%	1,579	4%	1,229	5%	2,848	3%
Total revenue	$ 15,341	100%	$ 38,416	100%	$ 26,402	100%	$ 75,626	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region from third parties is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
United States	$ 3,418	$ 9,895	$ 9,184	$ 15,311
Asia	10,747	21,535	14,574	46,589
Europe	1,176	6,986	2,644	13,726
Total revenue	$ 15,341	$ 38,416	$ 26,402	$ 75,626

            One customer represented 16.8% and 6.8% of revenue for the six months ended June 30, 2009 and 2008, respectively.  No other customer was above 10% of revenue for the six months ended June 30, 2009 or 2008.

NOTE 16.   Recent Accounting Pronouncements

           In June 2009, the FASB issued SFAS No.168, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"), which states that the FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have a significant impact on its consolidated financial position and results of operations.

            In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140" ("SFAS 166"), which is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effect of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 166 to have a significant impact on its consolidated financial position and results of operations.

            In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated all subsequent events through August 7, 2009, the date of issuance of the Company's financial statements.  The adoption of SFAS 165 for the quarter ended June 30, 2009 did not have any effect on the Company's financial condition or results of operations. See Note 18 to the Company's unaudited condensed consolidated financial statements for the required SFAS 165 disclosures.

            In April 2009, the FASB issued Staff Position ("FSP") FAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4").  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively.  The Company adopted FSP FAS 157-4 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

            In April 2009, the FASB issued FSP FAS No.107-b and APB 28-a, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-b and APB 28-a").  FSP FAS 107-b and APB 28-a requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS107-b and APB 28-a is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP's for the interim and annual periods ending after March 15, 2009.  The Company adopted FSP FAS 107-b and APB 28-a during the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

            In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FASP FAS 124-2").  FSP FAS 115-2 and FSP FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP's for the interim and annual periods ending after March 15, 2009.  The Company adopted FSP FAS 115-2 and FSP FAS 124-2 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

            In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP FAS 141(R)-1"). FSP FAS 141 (R)-1 amends and clarifies Statement No. 141(R), "Business Combinations," to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under FSP FAS 141 (R)-1, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in Statement No. 5, "Accounting for Contingencies," and Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss," to determine whether the contingency should be recognized as of the acquisition date or after it. While there is no expected impact on our unaudited condensed consolidated financial statements with respect to the accounting for acquisitions completed prior to December 31, 2008, the adoption of FSP FAS 141 (R)-1 could materially change the accounting for business combinations consummated subsequent to that date.

NOTE 17.   Share Repurchase Program

        In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company's common stock.  As of the time of filing this Quarterly Report on Form 10-Q, the Company has not purchased any shares under this program.

NOTE 18.   Subsequent Event

        Subsequent to June 30, 2009 and through the Company's financial statement issuance date of August 7, 2009, the Company announced on August 3, 2009 that it had acquired Adventa Control Technologies, Inc. for $5,011.  Adventa provides a wide range of Advanced Process Control technologies to semiconductor manufacturers specifically for tool automation, run-to-run control, and fault detection and classification.  The transaction will be accounted for using the purchase method of accounting for business combinations.  The impact of the acquisition is not expected to be material to the Company's consolidated financial position.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

            Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  In addition, we may, from time to time, make oral forward looking statements.  Forward looking statements may be identified by the words "anticipate," "believe," "expect," "intend," "will" and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statement that we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the foreseeable future.

            The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this Quarterly Report, other than as required by law.

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

            Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.

            For more information, please see our critical accounting policies as previously disclosed in our 2008 Annual Report on Form 10-K.

            See Note 16 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on the Company's financial position and results of operations.

Results of Operations for the Three and Six Month Periods Ended June 30, 2009 and 2008

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

             Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 60-70% for 2009. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 0.8 for the month of June 2009, decreasing from the December 2008 book-to-bill ratio of 0.9.

            Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the six month period ended June 30, 2009 and for the years ended December 31, 2008, 2007 and 2006, sales to customers that individually represented at least five percent of our revenues accounted for 43.7%, 36.3%, 37.1%, and 40.9% of our revenues, respectively.

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

            A significant portion of our revenues has been derived from customers outside of the United States.  In the six month period ended June 30, 2009, approximately 65.2% of our revenues were derived from customers outside of the United States, of which 55.2% were derived from customers in Asia and 10.0% were derived from customers in Europe.  In the twelve month period ended December 31, 2008, approximately 76.5% of our revenues were derived from customers outside of the United States, of which 57.0% were derived from customers in Asia and 19.5% were derived from customers in Europe.  In the twelve month period ended December 31 2007, approximately 77.1% of our revenues were derived from customers outside of the United States, of which 58.5% were derived from customers in Asia and 18.6% were derived from customers in Europe.  In the twelve month period ended December 31, 2006, approximately 70.6% of our revenues were derived from customers outside of the United States, of which 59.9% were derived from customers in Asia and 10.7% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

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

            Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $15.3 million and  $26.4 million for the three and six month periods ended June 30, 2009, compared to $38.4 million and $75.6 million for the three and six month periods ended June 30, 2008, representing decreases of $60.1% and  65.1% in the respective year-over-year periods.

            The following table lists the different sources of our revenue (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Systems:
Metrology	$ 2,371	16%	$ 7,793	20%	$ 4,791	18%	$ 16,058	22%
Inspection	6,287	41%	20,622	54%	8,710	33%	41,090	55%
Parts	2,972	19%	5,021	13%	5,471	21%	8,925	11%
Services	3,048	20%	3,401	9%	6,201	23%	6,705	9%
Software licensing	663	4%	1,579	4%	1,229	5%	2,848	3%
Total revenue	$ 15,341	100%	$ 38,416	100%	$ 26,402	100%	$ 75,626	100%

              The year-over-year decrease in systems revenue for the six month periods ended June 30, 2009 and 2008 is due to continued weakness in the global economy, including the overall semiconductor industry, and reflects a decrease in inspection systems revenues of $32.4 million and a decrease in metrology systems revenue of $11.3 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 39% and 27% of total revenues for the three and six month periods ended June 30, 2009, compared to 42% of total revenues for both the three and six month periods ended June 30, 2008.  The year-over-year decrease in total parts and services revenue for the six month periods ended June 30, 2009 and 2008 is primarily due to decreased spending by our customers due to the prolonged semiconductor industry downturn. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year decrease in software licensing revenues for the three month periods ended June 30, 2009 and 2008 is primarily due to the semiconductor industry downturn.

            Deferred revenues of $2.9 million are recorded in other current liabilities at June 30, 2009 and primarily consist of $2.6 million for deferred maintenance agreements and $0.3 million for systems awaiting acceptance and outstanding deliverables.

            Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, product sales mix, production volume, inventory step-up from purchase accounting, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $5.4 million and $7.7 million for the three and  six month periods ended June 30, 2009, compared to $17.7 million and $32.8 million for the three and six month periods ended June 30, 2008.  Our gross profit represented 35.2% and 29.1% of our revenues for the three and six month periods ended June 30, 2009 and 46.1% and 43.4% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the three and six month periods ended June 30, 2009, compared to the three and six month periods ended June 30, 2008 is primarily due to product mix, volume, and idle manufacturing facility costs.

            Operating Expenses.

                    Research and Development.  Our research and development expense was $6.0 million and $12.8 million  for the three and six month periods ended June 30, 2009, compared to $8.4 million and $16.2 million for the same periods in the prior year.  Research and development expense represented 39.3% and 48.3% of our revenues for the three and six month periods ended June 30, 2009, compared to 22.0% and 21.5% of revenues for the same periods in the prior year.   The year-over-year dollar decrease for each of the three and six month periods ended June 30, 2009 and 2008 in research and development expenses primarily reflects reduced compensation cost and lower project costs as part of our continued cost reduction efforts, offset by an increase in litigation expenses.

                    Selling, General and Administrative.     Our selling, general and administrative expense was $7.8 million and $14.1 million for the three and six month periods ended June 30, 2009, compared to $10.5 million and $19.6 million for the same periods in the prior year.  Selling, general and administrative expense represented 50.9% and 53.6% of our revenues for the three and six month periods ended June 30, 2009 compared to 27.4% and 26.0% of our revenues for the same periods in the prior year.  The year-over-year dollar decrease for the six month periods ended June 30, 2009 and 2008 in selling, general and administrative expense was primarily due to elimination of administrative costs associated with prior business combinations, and lower compensation costs in the 2009 period, offset by a reserve established for an account receivable related to a customer that is in financial difficulty.

          Over the past twelve months, in reaction to the slowdown in the semiconductor industry, the Company has reduced ongoing operating expense by approximately 25 percent.  The Company currently anticipates that operating expenses in the third quarter of 2009 will be approximately $13.5 to $15.0 million.

          Interest income and other, net.    Interest income and other, net was $48 thousand and $0.2 million for the three and six month periods ended June 30, 2009, compared to $0.2 million and $0.6 million for the same periods in the prior year.  The year-over-year decrease in interest income and other, net was primarily attributable to a lower interest rates in the 2009 periods.

          Income Taxes.  For the three and six month periods ended June 30, 2009, we recorded income tax benefits of $44 thousand and $0.9 million, as compared to $0.8 million and $2.2 million for the comparable periods in 2008. The income tax benefits recognized for the three and six months ended June 30, 2009 resulted primarily from projected tax refunds due from the carryback of current losses.

          Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that substantially all of our net deferred tax assets will not be realized.  Therefore, we continue to provide a valuation allowance against these net deferred tax assets.  A portion of our net deferred tax assets relate to R&D credits which are reserved for in our FIN 48 provision. We closely monitor available evidence, and may release some or all of the valuation allowance in future periods, if appropriate.

Liquidity and Capital Resources

            At June 30, 2009, we had $72.3 million of cash, cash equivalents and marketable securities and $133.8 million in working capital.  At December 31, 2008, we had $78.3 million of cash, cash equivalents and marketable securities and $147.7 million in working capital.

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

           Operating activities used $5.4 million in cash and cash equivalents for the six month period ended June 30, 2009.  The net cash and cash equivalents used in operating activities during the six month period ended June 30, 2009 was primarily a result of net loss, adjusted to exclude the effect of non-cash operating charges, of $12.1 million, a decrease in other current liabilities of $2.9 million and a decrease in accounts payable and accrued liabilities of $0.8 million, partially offset by decreases in accounts receivable of $6.8 million, inventories of $1.9 million, and prepaid expenses and other assets of $1.8 million.  Operating activities provided  $2.0 million in cash and cash equivalents for the six month period ended June 30, 2008.  The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2008 was primarily a result of net loss, adjusted to exclude the effect of non-cash charges, of $6.2 million and increases in accounts payable and accrued liabilities of $3.7 million and a decrease in accounts receivable of $2.1 million, partially offset by increases in inventories of $5.9 million, prepaid expenses and other assets of $3.7 million, and a decrease in other current and non-current liabilities of $0.5 million.

            Net cash and cash equivalents provided by investing activities during the six month period ended June 30, 2009 of $5.0 million was due to proceeds from sales of marketable securities of $10.1 million, partially offset by purchases of marketable securities of $4.8 million, and capital expenditures of $0.3 million.  Net cash and cash equivalents provided by investing activities during the six month period ended June 30, 2008 of $2.4 million was due to proceeds from sales of marketable securities of $19.5 million, partially offset by acquisition costs for business combinations of $8.5 million,  purchases of marketable securities of $6.2 million, and capital expenditures of $2.3 million.

            Net cash and cash equivalents provided by financing activities of $0.1 million for both the six month periods ended June 30, 2009 and 2008 was due to proceeds received for sales of shares through share-based compensation plans.

            From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.  On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. We accounted for this acquisition as a business combination.

            In July 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares of Company common stock.  As of the time of filing this Quarterly Report on Form 10-Q, we have not purchased any shares under this program.

           Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the next twelve months. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

           We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed income and variable rate income investments (U.S. Treasury and Agency securities, asset-backed securities, mortgage-backed securities, auction rate securities, and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of June 30, 2009, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available for sale securities.

Foreign Currency Risk

            We have branch operations in Taiwan, Singapore and Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of June 30, 2009, we had seven forward contracts outstanding with a total notional contract value of $0.6 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures

The Company maintains a set of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.

Scope of the Controls Evaluation

           The evaluation of our disclosure controls and procedures included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, if any, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them on an ongoing basis as necessary. A control system can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

            As of June 30, 2009, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            In July 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares of Company common stock. The program may be discontinued or modified at anytime. As of the time of filing this Quarterly Report on Form 10-Q, we have not purchased any shares under this program.

Item 4.    Submission of Matters to a Vote of Security Holders

            We held our Annual Meeting of Stockholders on May 19, 2009.  Out of 30,811,170 shares of Common Stock entitled to vote at such meeting, there were  present in person or by proxy 29,915,348 shares.  At the Annual Meeting the stockholders of Rudolph Technologies, Inc. approved each of the following matters:

                An election of directors was held with the following individuals being elected to the Board of Directors as Class I directors:

                       Paul F. McLaughlin, 29,017,922 votes cast for, 884,861 votes against and 12,565 votes abstained; and
                       Leo Berlinghieri, 28,192,304 votes cast for, 1,681,285 votes against and 41,759 votes abstained.

            The following is a list of our directors who did not stand for election at such Annual Meeting and continued as directors of the Company: Daniel H. Berry, Thomas G. Greig, Richard F. Spanier, Aubrey C. Tobey, and John R. Whitten.

                A proposal was submitted to a vote of stockholders at the Annual Meeting to approve the Company's 2009 Stock Plan.  Votes cast were as follows:

                        18,136,612 votes cast for, 6,981,449 votes cast against, 523,272 votes abstained and 4,274,015 votes cast as broker non-votes.

                A proposal was submitted to a vote of stockholders at the Annual Meeting to approve the Company's 2009 Employee Stock Purchase Plan.  Votes cast were as follows:

                      20,284,275 votes cast for, 4,834,724 votes cast against, 522,334 votes abstained and 4,274,015 votes cast as broker non-votes.

                A proposal was submitted to a vote of stockholders at the Annual Meeting to ratify the appointment of Ernst & Young LLP as independent registered public accountants for the Company for the year ending December 31, 2009.  Votes cast were as follows:

                        29,867,663 votes cast for, 38,068 votes cast against and 9,617 votes abstained.

Item 5.    Other Information

            On May 19, 2009, at the Company's Annual Meeting of Stockholders, the stockholders of the Company approved the Company's 2009 Stock Plan ("2009 Plan") and its 2009 Employee Stock Purchase Plan ("2009 ESPP"), which will both become effective as of November 1, 2009.  Both the 2009 Plan and the 2009 ESPP will expire 10 years after the effective date of November 1, 2009, unless terminated earlier. The Company's 1999 Stock Plan and 1999 Employee Stock Purchase Plan will be terminated as of the effective dates of the 2009 Plan and the 2009 ESPP, respectively, meaning that while all options and awards then outstanding under the 1999 Stock Plan will remain in effect, no additional option grants,  awards or stock purchases may thereafter be issued under that plans. The 2009 Plan and 2009 ESPP will be administered by the Board or a committee designated by the Board (in either case, the "Administrator"). No awards have been granted under the 2009 Plan.

            Unlike the 1999 Stock Plan, the 2009 Plan does not provide for automatic annual increases in the number of shares available under the plan. Instead, the 2009 Plan limits the number of shares authorized for grant under the 2009 Plan to 3,300,000 shares, subject to adjustment in connection with certain equity restructuring events, plus any shares subject to any outstanding options or similar awards granted under the 1999 Stock Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1999 Stock Plan that are forfeited to or repurchased by the Company. Such shares may be authorized, but unissued, or reacquired common stock.

            The 2009 Plan permits the award of incentive stock options and nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights ("SARs"), performance units and performance shares to employees, directors and consultants, as determined by the Administrator, except that only Company employees may be granted incentive stock options. The exercise price for an option or SAR granted under the 2009 Plan may not be reduced nor may an exchange program be implemented without the prior consent of the Company's stockholders.

            A copy of the Company's 2009 Plan is filed as Appendix A and a copy of the Company's 2009 ESPP is filed as Appendix B to the Company's revised proxy statement for the 2009 Annual Meeting of Shareholders ("Proxy Statement"), which was filed with the SEC on May 8, 2009, and is incorporated by reference to this Quarterly Report on Form 10-Q as Exhibits 10.1 and 10.2.  The Proxy Statement also contains a description of the 2009 Plan as part of Proposal II and a description of the 2009 ESPP as part of Proposal III. The descriptions of the 2009 Plan and 2009 ESPP contained herein and in the Proxy Statement are qualified in their entirety by reference to the full text of the 2009 Plan and the 2009 ESPP.

Item 6.   Exhibits

                            Exhibit No.           Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
3.5	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2009, No. 000-27965).
10.1	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant's revised Proxy Statement on Form DEFR14A, filed with the Commission on May 8, 2009).
10.2	Rudolph Technologies, Inc. 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Registrant's revised Proxy Statement on Form DEFR14A, filed with the Commission on May 8, 2009).

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        Rudolph Technologies, Inc.

Date: August 7, 2009                                                                                  By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: August 7, 2009                                                                                   By:   /s/ Steven R. Roth
                                                                                                                         Steven R. Roth
                                                                                                                         Senior Vice President, Chief Financial Officer
                                                                                                                         and Principal Accounting Officer

EXHIBIT INDEX

  Exhibit No.             Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
3.5	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2009, No. 000-27965).
10.1	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant's revised Proxy Statement on Form DEFR14A, filed with the Commission on May 8, 2009).
10.2	Rudolph Technologies, Inc. 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Registrant's revised Proxy Statement on Form DEFR14A, filed with the Commission on May 8, 2009).

31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

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

Date:  August 7, 2009

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

Date: August 7, 2009

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: August 7, 2009                                                                            By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: August 7, 2009                                                                                   By:   /s/ Steven R. Roth
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