Form 10-Q
period 2009-09-30
RUDOLPH TECHNOLOGIES INC
filed 2009-11-06
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended: September 30, 2009

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

        The number of outstanding shares of the Registrant's Common Stock on October 21, 2009 was 30,977,148.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$ 51,444	$ 67,735
Marketable securities	9,620	10,549
Accounts receivable, less allowance of $809 at September 30, 2009 and $659 at December 31, 2008	28,546	21,764
Inventories	49,156	57,076
Prepaid expenses and other current assets	5,139	6,324
Total current assets	143,905	163,448
Property, plant and equipment, net	15,698	19,053
Goodwill	3,282	-
Identifiable intangible assets, net	11,234	9,654
Other assets	4,799	5,277
Total assets	$ 178,918	$ 197,432

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 8,613	$ 7,169
Other current liabilities	8,820	8,591
Total current liabilities	17,433	15,760
Non-current liabilities	5,538	5,584
Total liabilities	22,971	21,344

Commitments and contingencies

Stockholders' equity:
Common stock	31	31
Additional paid-in capital	386,454	383,510
Accumulated other comprehensive loss	(2,114)	(2,543)
Accumulated deficit	(228,424)	(204,910)
Total stockholders' equity	155,947	176,088
Total liabilities and stockholders' equity	$ 178,918	$ 197,432

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$ 23,330	$ 38,986	$ 49,732	$ 114,612
Cost of revenues	13,857	22,180	32,569	64,970
Gross profit	9,473	16,806	17,163	49,642
Operating expenses:
Research and development	6,427	8,342	19,192	24,582
Selling, general and administrative	8,279	7,903	22,428	27,534
Amortization	370	1,734	945	5,128
Total operating expenses	15,076	17,979	42,565	57,244
Operating loss	(5,603)	(1,173)	(25,402)	(7,602)
Interest income and other, net	29	295	201	847
Loss before income taxes	(5,574)	(878)	(25,201)	(6,755)
Benefit for income taxes	(739)	(430)	(1,687)	(2,676)
Net loss	$ (4,835)	$ (448)	$ (23,514)	$ (4,079)
Loss per share:
Basic	$ (0.16)	$ (0.01)	$ (0.76)	$ (0.13)
Diluted	$ (0.16)	$ (0.01)	$ (0.76)	$ (0.13)
Weighted average shares outstanding:
Basic	31,109	30,781	30,858	30,591
Diluted	31,109	30,781	30,858	30,591

  The accompanying notes are an integral part of these financial statements.

  RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (23,514)	$ (4,079)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Amortization	1,394	6,311
Depreciation	4,035	3,046
Foreign currency exchange (gain) loss	624	(1,637)
Net loss on sales of marketable securities	1	84
Share-based compensation	2,818	2,550
Provision for doubtful accounts and inventory valuation	1,895	2,427
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	(6,486)	13,484
Inventories	6,489	(3,276)
Prepaid expenses and other assets	(56)	(6,392)
Accounts payable and accrued liabilities	1,352	(1,576)
Other current liabilities	(425)	257
Non-current liabilities	(262)	60
Net cash and cash equivalents provided by (used in) operating activities	(12,135)	11,259
Cash flows from investing activities:
Purchases of marketable securities	(10,078)	(8,248)
Proceeds from sales of marketable securities	10,876	20,494
Purchases of property, plant and equipment	(343)	(2,458)
Capitalized software	-	(30)
Purchase of businesses	(5,011)	(8,474)
Net cash and cash equivalents provided by (used in) investing activities	(4,556)	1,284
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	126	138
Net cash and cash equivalents provided by financing activities	126	138
Effect of exchange rate changes on cash and cash equivalents	274	9
Net increase (decrease) in cash and cash equivalents	(16,291)	12,690
Cash and cash equivalents at beginning of period	67,735	57,420
Cash and cash equivalents at end of period	$ 51,444	$ 70,110

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission ("SEC") on March 6, 2009.

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

Adventa

            On August 3, 2009, the Company announced that it had acquired Adventa Control Technologies, Inc., headquartered in Plano, Texas, for $5,011. The acquired business is currently known as the Rudolph Technologies Process Control Group.  The transaction was accounted for using the purchase method of accounting for business combinations.  The impact of the acquisition was not material to the Company's consolidated financial position or results of operations.

NOTE 3.  Fair Value Measurements

           On January 1, 2008, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 820 (formerly, Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements"), for financial assets and liabilities recognized at fair value.

            FASB ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management's assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

            The following tables provide the assets carried at fair value measured on a recurring basis as of September 30, 2009 and December 31, 2008:

		Fair value measurements at September 30, 2009
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury notes	$ 212	$ 212	$ -	$ -
Auction rate securities	238	-	-	238
All other marketable securities	9,170	-	9,170	-
Foreign currency forward contracts	(19)	(19)	-	-
Total	$ 9,601	$ 193	$ 9,170	$ 238

		Fair value measurements at December 31, 2008
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury notes	$ 219	$ 219	$ -	$ -
Auction rate securities	361	-	-	361
All other marketable securities	9,969	-	9,969	-
Foreign currency forward contracts	(226)	(226)	-	-
Total	$ 10,323	$ (7)	$ 9,969	$ 361

            The Company's investments classified as Level 1 are based on quoted prices that are available in active markets. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.  The U.S. Treasury Notes are measured based on quoted market prices.

            Level 2 investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments, which are held by a custodian, include: corporate debt securities, government-sponsored enterprise and asset-backed securities. Investment prices are obtained from third party pricing providers, which model prices utilizing the above observable inputs, for each asset class.

            Level 3 investments consist of auction rate securities for which the Company uses a discounted cash flow model to value these investments.  This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$ 361
Unrealized losses in accumulated other comprehensive loss	(123)
Purchases, issuances, and settlements, net	-
Transfers into (out of) Level 3	-
Balance at September 30, 2009	$ 238

            The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

            The Company has adopted FASB ASC 825 (formerly SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"), effective January 1, 2008.  FASB ASC 825 permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for its financial instruments.

            See Note 4 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 4.   Marketable Securities

            The Company has evaluated its investment policies in accordance with FASB ASC 320 (formerly SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"), and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net."  Net realized losses on available-for-sale securities were $0 and $1 for the three and nine months ended September 30, 2009, respectively.  Net realized gains on available-for-sale securities were $2 for the three months ended September 30, 2008.  Net realized losses on available-for-sale securities were $84 for the nine months ended September 30, 2008.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

            As of September 30, 2009, the Company held one auction-rate security with a fair value of $238. The underlying asset of the Company's auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of September 30, 2009, the Company has recorded a cumulative temporary unrealized impairment loss of $262 within "Accumulated other comprehensive loss" based upon its assessment of the fair value of these securities. The Company believes that this impairment is temporary as it does not intend to sell these securities, the Company will not be required to sell these securities before recovery, and the Company expects to recover the amortized cost basis of these securities.

            At September 30, 2009, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Treasury notes and obligations of agencies	$ 9,365	$ 17	$ -	$ 9,382
Tax-free auction securities	500	-	(262)	238
	$ 9,865	$ 17	$ (262)	$ 9,620

            At December 31, 2008, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Treasury notes and obligations of agencies	$ 9,941	$ 15	$ (27)	$ 9,929
Asset-backed securities	257	2	-	259
Tax-free auction securities	500	-	(139)	361
	$ 10,698	$ 17	$ (166)	$ 10,549

            The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$ 9,000	$ 9,007	$ 9,401	$ 9,379
Due after 1-5 years	365	375	797	809
Due after 5-10 years	-	-	-	-
Due after 10 years	500	238	500	361
	$ 9,865	$ 9,620	$ 10,698	$ 10,549

            The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at September 30, 2009.  No amounts have been in an unrealized loss position for 12 months or greater.

In Unrealized Loss Position for less than 12 Months
	Fair Value	Gross Unrealized Losses

Treasury notes and obligations of agencies	$ 788	$ -
Tax-free auction securities	238	(262)
	$ 1,026	$ (262)

            See Note 3 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities

            The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2009 and December 31, 2008, these contracts included the sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

            The dollar equivalent of the U.S. dollar forward contracts and related fair values were as follows:

	September 30, 2009	December 31, 2008
Notional amount	$ 282	$ 2,322
Fair value of liability	$ 19	$ 226

NOTE 6.    Identifiable Intangible Assets and Goodwill

            Identifiable intangible assets as of  September 30, 2009 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Developed technology	$ 53,390	$ 16,572	$ 28,259	$ 8,559
Customer and distributor relationships	7,436	1,836	4,810	790
Trade names	4,342	1,293	1,164	1,885
Total identifiable intangible assets	$ 65,168	$ 19,701	$ 34,233	$ 11,234

            Identifiable intangible assets as of December 31, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net
Developed technology	$ 51,243	$ 15,858	$ 28,259	$ 7,126
Customer and distributor relationships	7,300	1,766	4,810	724
Trade names	4,100	1,132	1,164	1,804
Total identifiable intangible assets	$ 62,643	$ 18,756	$ 34,233	$ 9,654

          Intangible asset amortization expense for the three and nine months ended September 30, 2009 was $370 and $945, respectively.  For the three and nine months ended September 30, 2008, intangible asset amortization expense was $1,734 and $5,128, respectively.  Estimated amortization expense  for the remainder of 2009 amounts to $413 and in each of the next five years estimated amortization expense amounts to $1,651 for 2010, $1,548 for each of the subsequent years ending in 2013, and $1,338 for 2014.

        Goodwill at September 30, 2009 and December 31, 2008 totaled $3,282 and $0, respectively.

NOTE 7.    Inventories
	September 30,	December 31,
	2009	2008
Materials	$ 22,016	$ 23,821
Work-in-process	16,113	15,202
Finished goods	11,027	18,053
Total inventories	$ 49,156	$ 57,076

         The Company has established reserves of $6,550 and $11,631 as of September 30, 2009 and December 31, 2008, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

NOTE 8.   Property, Plant and Equipment
	September 30,	December 31,
	2009	2008
Land and building	$ 4,927	$ 4,927
Machinery and equipment	16,547	16,647
Furniture and fixtures	2,867	2,710
Computer equipment	6,397	6,262
Leasehold improvements	6,999	6,986
	37,737	37,532
Accumulated depreciation	(22,039)	(18,479)
Net property, plant and equipment	$ 15,698	$ 19,053

NOTE 9.   Commitments and Contingencies

 Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Nine Months Ended September 30,
	2009	2008
Balance, beginning of the period	$ 1,813	$ 2,365
Accruals	708	1,591
Warranty liability assumed in merger	-	215
Settlements	(1,723)	(1,928)
Balance, end of the period	$ 798	$ 2,243

        Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption "Accounts payable and accrued liabilities."

NOTE 10.   Share-Based Compensation

        Valuation Assumptions for Stock Options

        For both the three and nine month periods ended September 30, 2009, there were 397 stock options granted.   There were no stock options granted in the three and nine month periods ended September 30, 2008.  The fair value of each option was estimated on the date of grant for the granted options using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected life (years)	4.9	-	4.9	-
Expected volatility	82%	-	82%	-
Expected dividend yield	0%	-	0%	-
Risk-free interest rate	2%	-	2%	-
Weighted average fair value per option	$ 4.50	-	$ 4.50	-

                As of September 30, 2009 and December 31, 2008, there was $1,747 and $535 of total unrecognized compensation cost related to stock options granted under the plans, respectively.  That cost is expected to be recognized over a weighted average period of 4.2 years and 1.1 years for the respective periods.

        Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the nine month period ended September 30, 2009 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	729	$ 12.70
Granted	917	$ 4.85
Vested	(229)	$ 11.52
Forfeited	(23)	$ 11.53
Nonvested at September 30, 2009	1,394	$ 7.75

        As of September 30, 2009 and December 31, 2008, there was $8,681 and $7,473 of total unrecognized compensation cost related to restricted stock units granted under the plan, respectively.  That cost is expected to be recognized over a weighted average period of 3.2 years and 3.0 years for the respective periods.

NOTE 11.   Interest Income and Other, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$ 29	$ 293	$ 202	$ 931
Realized gains (losses) on sales of marketable securities, net	-	2	(1)	(84)
Total interest income and other, net	$ 29	$ 295	$ 201	$ 847

NOTE 12.  Income Taxes

            In accordance with FASB ASC 740 (formerly, FASB Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes") the Company had unrecognized tax benefits of $5,967 as of December 31, 2008, of which $3,306 would be reflected as an adjustment to income tax expense if recognized. The Company continues to recognize interest and penalties as a component of its income tax provision and accrued $143 for these items as of December 31, 2008.  There are no known tax positions which the Company currently expects are reasonably possible to change over the next three months necessitating a significant change in the Company's unrecognized tax benefits.

            The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company is not under examination by the Internal Revenue Service for examination of income tax returns for open periods, December 31, 2006 through December 31, 2008. The Company is currently under examination by the State of Minnesota for tax years 2005 through 2007. The Company is not currently under examination by any other U.S. state, local or foreign tax authority for any open tax periods beginning after December 31, 2003.

NOTE 13.   Comprehensive Loss

        The difference between net loss and comprehensive loss for the Company is due to currency translation adjustments and unrealized losses on investments.

        The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$ (4,835)	$ (448)	$ (23,514)	$ (4,079)
Change in net unrealized losses on investments, net of tax	(6)	(49)	(98)	(36)
Change in currency translation adjustments	859	(2,685)	527	(1,855)
Total comprehensive loss	$ (3,982)	$ (3,182)	$ (23,085)	$ (5,970)

NOTE 14.   Loss Per Share

        Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  For the three and nine month periods ended September 30, 2009 and 2008, all outstanding stock options and restricted stock units totaling 3,944 and 3,211, respectively, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive.

        The Company's basic and diluted loss per share amounts are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net loss	$ (4,835)	$ (448)	$ (23,514)	$ (4,079)
Denominator:
Basic loss per share - weighted average shares outstanding	31,109	30,781	30,858	30,591
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	-	-	-	-
Diluted loss per share - weighted average shares outstanding	31,109	30,781	30,858	30,591
Loss per share:
Basic	$ (0.16)	$ (0.01)	$ (0.76)	$ (0.13)
Diluted	$ (0.16)	$ (0.01)	$ (0.76)	$ (0.13)

NOTE 15.   Segment Reporting and Geographic Information

            The Company reports one reportable segment in accordance with the provisions of FASB ASC 280 (formerly SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information").

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

          The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
Systems:
Metrology	$ 2,986	13%	$ 3,886	10%	$ 7,777	15%	$ 19,944	17%
Inspection	11,640	50%	23,569	60%	20,350	41%	64,659	56%
Parts	3,726	15%	6,568	17%	9,197	19%	15,493	14%
Services	3,174	14%	3,824	10%	9,375	19%	10,529	9%
Software licensing	1,804	8%	1,139	3%	3,033	6%	3,987	4%
Total revenue	$ 23,330	100%	$ 38,986	100%	$ 49,732	100%	$ 114,612	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region from third parties is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$ 4,170	$ 9,412	$ 13,355	$ 24,723
Asia	17,057	21,254	31,630	67,843
Europe	2,103	8,320	4,747	22,046
Total revenue	$ 23,330	$ 38,986	$ 49,732	$ 114,612

        Customers comprising 10% or more of revenue:

	Nine Months Ended
	September 30,
	2009	2008
Customer A	16.0%	9.9%
Customer B	10.2%	1.4%

NOTE 16.   Recent Accounting Pronouncements

            In October 2009, the FASB issued Accounting Standard Update ("ASU") No. 2009-14 on FASB ASC 985, "Software -  Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force."  The objective of this ASU is to clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This ASU is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2011. Early adoption is permitted, but this ASU must be adopted in the same period as, and use the same transition method that is used for, the ASU described in the subsequent paragraph. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

            In October 2009, the FASB issued ASU No. 2009-13 on FASB ASC 605, "Revenue Recognition - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force."  The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this ASU also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

           In June 2009, the FASB issued ASC 105 (formerly, SFAS No. 168, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162"), which states that the FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009.  The Company adopted FASB ASC 105 during the quarter ended September 30, 2009 and the adoption did not have any effect on the Company's financial condition or results of operations.

            In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, "Subsequent Events"). FASB ASC 855 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855  establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated all subsequent events through the date of issuance of the Company's financial statements.  The Company adopted FASB ASC 855 during the quarter ended June 30, 2009 and the adoption did not have any effect on the Company's financial condition or results of operations.

            In April 2009, the FASB issued ASC 820 (formerly,  FASB Staff Position ("FSP") No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly").  FASB ASC 820 provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation techniques used to measure fair value.  FASB ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively.  The Company adopted FASB ASC 820 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

            In April 2009, the FASB issued ASC 825 (formerly FSP No.107-b and Accounting Principle Board Opinion No. 28-a, "Interim Disclosures about Fair Value of Financial Instruments").  FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009.  The Company adopted FASB ASC 825 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

            In April 2009, the FASB issued ASC 320 (formerly FSP No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments").  FASB ASC 320 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FASB ASC 320 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP's for the interim and annual periods ending after March 15, 2009.  The Company adopted FASB ASC 320 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

            In April 2009, the FASB issued ASC 805 (formerly FSP No. 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies"). FASB ASC 805 amends and clarifies previous authoritative guidance, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under FASB ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in FASB ASC 450, (formerly SFAS No. 5, "Accounting for Contingencies," and FIN 14, "Reasonable Estimation of the Amount of a Loss"), to determine whether the contingency should be recognized as of the acquisition date or after it. While there is no expected impact on our unaudited condensed consolidated financial statements with respect to the accounting for acquisitions completed prior to December 31, 2008, the adoption of FASB ASC 805 could materially change the accounting for business combinations consummated subsequent to that date.

NOTE 17.   Share Repurchase Program

        In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company's common stock.  As of the time of filing this Quarterly Report on Form 10-Q, the Company has not purchased any shares under this program.

NOTE 18.   Subsequent Events

        The Company has evaluated all subsequent events through November 6, 2009, which represents the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 6, 2009, there were no subsequent events which required recognition or disclosure.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2009 and 2008

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

             Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of approximately 50% for 2009. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a three month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above one shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 1.2 for the month of September 2009, increasing from the December 2008 book-to-bill ratio of 0.9.

            Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine month period ended September 30, 2009 and for the years ended December 31, 2008, 2007 and 2006, sales to customers that individually represented at least five percent of our revenues accounted for 50.4%, 36.3%, 37.1%, and 40.9% of our revenues, respectively.

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

            A significant portion of our revenues has been derived from customers outside of the United States.  In the nine month period ended September 30, 2009, approximately 73.2% of our revenues were derived from customers outside of the United States, of which 63.6% were derived from customers in Asia and 9.6% were derived from customers in Europe.  In the twelve month period ended December 31, 2008, approximately 76.5% of our revenues were derived from customers outside of the United States, of which 57.0% were derived from customers in Asia and 19.5% were derived from customers in Europe.  In the twelve month period ended December 31 2007, approximately 77.1% of our revenues were derived from customers outside of the United States, of which 58.5% were derived from customers in Asia and 18.6% were derived from customers in Europe.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

            The sales cycle for our systems typically ranges from nine to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments. Additionally, the rate and timing of customer orders may vary significantly from month to month. Accordingly, if sales of our products do not occur when we expect, our expenses and inventory levels may increase relative to revenues and total assets.

            Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $23.3 million and  $49.7 million for the three and nine month periods ended September 30, 2009, compared to $39.0 million and $114.6 million for the three and nine month periods ended September 30, 2008, representing decreases of  40.2% and  56.6% in the respective year-over-year periods.

            The following table lists the different sources of our revenue (dollar amounts in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
Systems:
Metrology	$ 2,986	13%	$ 3,886	10%	$ 7,777	15%	$ 19,944	17%
Inspection	11,640	50%	23,569	60%	20,350	41%	64,659	56%
Parts	3,726	15%	6,568	17%	9,197	19%	15,493	14%
Services	3,174	14%	3,824	10%	9,375	19%	10,529	9%
Software licensing	1,804	8%	1,139	3%	3,033	6%	3,987	4%
Total revenue	$ 23,330	100%	$ 38,986	100%	$ 49,732	100%	$ 114,612	100%

              The year-over-year decrease in systems revenue for the nine month periods ended September 30, 2009 and 2008 is due to continued weakness in the global economy, including the overall semiconductor industry, and reflects a decrease in inspection systems revenues of $44.3 million and a decrease in metrology systems revenue of $12.2 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 43% and 34% of total revenues for the three and nine month periods ended September 30, 2009, compared to 42% of total revenues for both the three and nine month periods ended September 30, 2008.  The year-over-year decrease in total parts and services revenue for the nine month periods ended September 30, 2009 and 2008 is primarily due to decreased spending by our customers due to the prolonged semiconductor industry downturn. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year increase in software licensing revenues for the three month periods ended September 30, 2009 and 2008 is primarily due to the Adventa acquisition.

            Deferred revenues of $5.9 million are recorded in other current liabilities at September 30, 2009 and primarily consist of $2.6 million for deferred maintenance agreements and $3.3 million for systems awaiting acceptance and outstanding deliverables.

            Gross Profit.   Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, product sales mix, production volume, inventory step-up from purchase accounting, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins.  Our gross profit was $9.5 million and $17.2 million for the three and  nine month periods ended September 30, 2009, compared to $16.8 million and $49.6 million for the three and nine month periods ended September 30, 2008.  Our gross profit represented 40.6% and 34.5% of our revenues for the three and nine month periods ended September 30, 2009 and 43.1% and 43.3% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2009, compared to the three and nine month periods ended September 30, 2008 is primarily due to product mix, volume, and idle manufacturing facility costs.

            Operating Expenses.

                    Research and Development.  Our research and development expense was $6.4 million and $19.2 million  for the three and nine month periods ended September 30, 2009, compared to $8.3 million and $24.6 million for the same periods in the prior year.  Research and development expense represented 27.5% and 38.6% of our revenues for the three and nine month periods ended September 30, 2009, compared to 21.4% of revenues for both the three and nine month periods in the prior year.   The year-over-year dollar decrease for each of the three and nine month periods ended September 30, 2009 and 2008 in research and development expenses primarily reflects reduced compensation cost and lower project costs as part of our continued cost reduction efforts, offset by an increase in litigation expenses and expenses related to the activities of the Adventa acquisition.

                    Selling, General and Administrative.     Our selling, general and administrative expense was $8.3 million and $22.4 million for the three and nine month periods ended September 30, 2009, compared to $7.9 million and $27.5 million for the same periods in the prior year.  Selling, general and administrative expense represented 35.5% and 45.1% of our revenues for the three and nine month periods ended September 30, 2009 compared to 20.3% and 24.0% of our revenues for the same periods in the prior year.  The year-over-year dollar decrease for the nine month periods ended September 30, 2009 and 2008 in selling, general and administrative expense was primarily due to the elimination of administrative costs associated with prior business combinations, and lower compensation costs in the 2009 period, offset by a reserve established for an account receivable related to a customer that is in financial difficulty and expenses related to the Adventa acquisition.

          In reaction to the slowdown in the semiconductor industry, which began in early 2008, the Company has reduced ongoing operating expense by approximately 18%.  The Company currently anticipates that operating expenses in the fourth quarter of 2009 will be approximately $14.3 to $15.3 million.

          Interest income and other, net.    Interest income and other, net was $29 thousand and $0.2 million for the three and nine month periods ended September 30, 2009, compared to $0.3 million and $0.8 million for the same periods in the prior year.  The year-over-year decrease in interest income and other, net was primarily attributable to lower average cash balances and lower interest rates in the 2009 periods.

          Income Taxes.  For the three and nine month periods ended September 30, 2009, we recorded income tax benefits of $0.7 million and $1.7 million, as compared to $0.4 million and $2.7 million for the comparable periods in 2008. The income tax benefits recognized for the three and nine months ended September 30, 2009 resulted primarily from projected tax refunds due from the carryback of current losses.

          Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that substantially all of our net deferred tax assets will not be realized.  Therefore, we continue to provide a valuation allowance against these net deferred tax assets.  A portion of our net deferred tax assets relate to R&D credits which are reserved for in our FASB ASC 740 provision. We closely monitor available evidence, and may reverse some or all of the valuation allowance in future periods, if appropriate.

Liquidity and Capital Resources

            At September 30, 2009, we had $61.1 million of cash, cash equivalents and marketable securities and $126.5 million in working capital.  At December 31, 2008, we had $78.3 million of cash, cash equivalents and marketable securities and $147.7 million in working capital.

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

           Operating activities used $12.1 million in cash and cash equivalents for the nine month period ended September 30, 2009.  The net cash and cash equivalents used in operating activities during the nine month period ended September 30, 2009 was primarily a result of net loss, adjusted to exclude the effect of non-cash operating charges, of $12.7 million, an increase in accounts receivable of $6.5 million, and a decrease of other current liabilities of $0.4 million, partially offset by a decrease in inventory of $6.5 million and an increase in accounts payable and accrued liabilities of $1.4 million.  Operating activities provided  $11.3 million in cash and cash equivalents for the nine month period ended September 30, 2008.  The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2008 was primarily a result of net loss, adjusted to exclude the effect of non-cash charges of $8.7 million, and decreases in accounts receivable of $13.5 million, partially offset by increases in prepaid expenses and other assets of $6.4 million,  inventories of $3.3 million and a decrease in accounts payable and accrued liabilities of $1.6 million.

            Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2009 of $4.6 million was due to purchases of marketable securities of $10.0 million, the acquisition costs for a business combination of $5.0 million and capital expenditures of $0.3 million, partially offset by proceeds from sales of marketable securities of $10.9 million.  Net cash and cash equivalents provided by investing activities during the nine month period ended September 30, 2008 of $1.3 million was due to proceeds from sales of marketable securities of $20.5 million, partially offset by acquisition costs for business combinations of $8.5 million,  purchases of marketable securities of $8.2 million, and capital expenditures of $2.5 million.

            Net cash and cash equivalents provided by financing activities of $0.1 million for both the nine month periods ended September 30, 2009 and 2008 was due to proceeds received for sales of shares through share-based compensation plans.

            From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.  On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York, and on August 3, 2009, we announced that we had acquired Adventa Control Technologies, Inc., headquartered in Plano, Texas.  We accounted for these acquisitions as business combinations.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

           We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed income and variable rate income investments (U.S. Treasury and Agency securities, asset-backed securities, mortgage-backed securities, auction rate securities, and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of September 30, 2009, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

            We have branch operations in Taiwan, Singapore and Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of September 30, 2009, we had four forward contracts outstanding with a total notional contract value of $0.3 million. We do not use derivative financial instruments for trading or speculative purposes.

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

Conclusions

            As of September 30, 2009, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

            There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

            On September 9, 2009, the Company announced a favorable court ruling in its patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel ("Camtek"), concerning Rudolph's proprietary continuous scan wafer inspection technology. The court issued a  issued a permanent injunction against Camtek which bars that company from selling its Falcon line of inspection tools in the United States.  The court also held in favor of the Company by upholding the jury verdict and granting the Company post-trial interest on the lost profit damages awarded by the jury to a total of $8.0 million as of that date.

            Further discussion regarding the Company's pending legal proceedings is included in Part 1, Item 3, "Legal Proceedings," included in our Annual Reports on Form 10-K for the year ended December 31, 2008.

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

Item 6.   Exhibits

                            Exhibit No.           Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
3.5	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2009, No. 000-27965).
10.1	First Amendment (dated as of August 20, 2009) to Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin.
10.2	First Amendment (dated as of August 20, 2009) to Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Steven R. Roth.
10.3	Executive Change of Control Agreement, dated as of August 20, 2009, by and between Rudolph Technologies, Inc. and Nathan H. Little.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        Rudolph Technologies, Inc.

Date: November 6, 2009                                                                                  By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: November 6, 2009                                                                                   By:   /s/ Steven R. Roth
                                                                                                                         Steven R. Roth
                                                                                                                         Senior Vice President, Chief Financial Officer
                                                                                                                         and Principal Accounting Officer

EXHIBIT INDEX

  Exhibit No.             Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated herein by reference to Exhibit (3.1(b)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on September 9, 1999).

3.2	Amended and Restated Bylaws of Registrant (incorporated herein by reference to Exhibit
(3.2(b) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No.
333-86821), filed on September 9, 1999.

3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 15, 2006, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 1, 2007, No. 000-27965).
3.5	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 2, 2009, No. 000-27965).
10.1	First Amendment (dated as of August 20, 2009) to Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin.
10.2	First Amendment (dated as of August 20, 2009) to Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Steven R. Roth.
10.3	Executive Change of Control Agreement, dated as of August 20, 2009, by and between Rudolph Technologies, Inc. and Nathan H. Little.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

EXHIBIT 10.1

August 20, 2009

Re:    Letter Amendment to Management Agreement with an effective date of July 24, 2000

Dear Paul:

This letter shall serve as the First Amendment to the Management Agreement between Rudolph Technologies, Inc. ("Technologies" or the "Company") and yourself ("Executive") with an effective date of July 24, 2000 (the "Agreement").  The Company respectfully requests that the Management Agreement be amended, as follows:

 A.           Delete Section 4.(c) - Severance Obligation in its entirety and replace it with the following:

"(c)      Severance Obligation.  In the event Executive's employment is terminated by Technologies without Cause or Executive resigns from employment with Technologies with Good Reason, following such Termination and upon execution by Executive of a general release in favor of the Company and its Subsidiaries (i) satisfying all applicable requirements of the Older Workers Benefit-Protection Act, including expiration of the applicable revocation period, and (ii) releasing any and all claims against the Company and its Subsidiaries, Technologies shall continue to pay Executive (or his estate) his Base Salary (as in effect on the Termination Date) his bonus (as was paid for the most recent completed bonus period) for a period of two (2) years following the Termination Date, payable in accordance with Technologies' normal payroll procedures and cycles and shall be subject to withholding of applicable taxes and governmental charges in accordance with federal and state law and all unvested options, restricted stock units or other awards granted in accordance with the Stock Plan as of the date of this Agreement as well as those granted after the date of this Agreement ("Awards") shall fully vest, provided that such Awards have not already accelerated under the Stock Plan.  None of the above Awards was granted at less than fair market value.  The Awards shall be exercisable within the shorter of:

         (x)     three (3) years from the Termination Date; or

(y)     the remaining term of the exercise life of the respective Award as of the Termination Date.

In the even the Executive's employment with Technologies is terminated for any other reason, Technologies shall have no obligation to make any severance of other payment to on behalf of Executive.  Notwithstanding the foregoing, in the event that Executive shall breach any of his obligations under this Agreement, Technologies shall be relieved from and shall have no further obligation to pay Executive any amounts to which Executive would otherwise be entitled pursuant to this Section 4."

B.           Append Section 4. Termination and Severance to include the following:

"(d)      Death or Permanent Disability.  If Executive's employment with Company is terminated as a result of Executive's death or Permanent Disability, Executive shall be entitled to the following benefits:

i.              Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law;

ii.            Bonus. Payment of Executive's bonus as was paid for the most recent completed bonus period; and

iii.          Accelerated Vesting.  All unvested options, restricted stock units or other awards granted in accordance with the Stock Plan as of the date of this Agreement as well as those granted after the date of this Agreement ("Awards") shall fully vest, provided that such Awards have not already accelerated under the Stock Plan.  None of the above Awards was granted at less than fair market value.  The Awards shall be exercisable within the shorter of:

1.      three (3) years from the Termination Date; or

2.      the remaining term of the exercise life of the respective Award as of the Termination Date.

(e)        Retention Incentive.  If Executive remains in the employ of Company through June 30, 2012 and retires at any time thereafter, Executive shall be entitled to the following benefits:

i.              Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law; and

ii.            Accelerated Vesting.  All unvested options, restricted stock units or other awards granted in accordance with the Stock Plan as of the date of this Agreement as well as those granted after the date of this Agreement ("Awards") shall fully vest, provided that such Awards have not already accelerated under the Stock Plan.  None of the above Awards was granted at less than fair market value.  The Awards shall be exercisable within the shorter of:

1.         three (3) years from the Termination Date; or

2.         the remaining term of the exercise life of the respective Award as of the Termination Date.

iii.          Health Savings Account.  A Health Savings Account ("HSA") in the amount of $160,000.00 shall be established for the benefit of the Executive and his spouse whereby, after Executive's retirement, Executive can pay for his and his spouse's Qualified Medical Expenses as reflected in IRS Publication 502.  Executive shall have the option to elect to continue participation in the Company's medical benefit plans for any duration, interrupted or not, after his retirement which may be funded through the HSA."

C.           Delete Section 5.(b) in its entirety and replace it with the following:

"(b)      Termination By Company Without Cause Following a Change of Control.  If Executive's employment with Company is terminated by Company for any reason other than for "Cause" as defined in Section 1 herein, within one (1) year following the occurrence of a "Change of Control" as defined in Section 1 herein, Executive shall be entitled to the following benefits:

i.              Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law;

ii.            Continued Payment of Salary.  In exchange for a signed, unrevoked General Release, payment of Executive's then-current base salary for a period of twenty-four (24) months, less any deductions required by applicable law;

iii.          Bonus. Payment of Executive's bonus as was paid for the most recent completed bonus period;

iv.          Accelerated Vesting.  Provided that Executive's Awards have not accelerated under the Stock Plan, then all such Awards shall fully vest;

v.            Option Exercise.  Executive shall be entitled to exercise the Options granted herein within the shorter of:

1.         three (3) years from the Termination Date; or

2.         the remaining term of the exercise life of the Options as of the Termination Date.

vi.       Medical and Dental Benefits.  Executive shall be entitled to elect to maintain Executive's and his/her dependent's health care benefit coverage to the same extent provided for by and with the same Company/Executive payment contribution percentages under Company's group plans at the time of termination. Such coverage shall extend for a term of one (1) year from the Termination Date unless Executive becomes covered as an insured under another employer's or spousal health care plan.  At such time Executive shall notify Company and Company shall cease its obligation to provide for continued health care benefits coverage.  For tax purposes, this coverage may be considered income to the Executive.

(c)        Termination By Executive for Good Reason Following a Change of Control.  Alternatively, should Executive terminate employment with Company for "Good Reason" as defined in Section 1 herein, having given the Company ninety (90) days advanced written notice of the existence of the "Good Reason" condition, and where Company has had thirty (30) days to remedy the "Good Reason" condition and has failed to do so, provided however, this has occurred within one (1) year of a "Change of Control" as defined in Section 1 herein, Executive shall be entitled to the following benefits:

i.           Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law;

ii.         Continued Payment of Salary.  In exchange for a sign, unrevoked General Release, payment of Executive's then-current base salary for a period of twenty-four (24) months, less any deductions required by applicable law;

iii.       Bonus. Payment of Executive's bonus as was paid for the most recent completed bonus period;

iv.       Accelerated Vesting.  Provided that Executive's Awards have not accelerated under the Stock Plan, then all such Awards shall fully vest;

v.         Option Exercise.   Executive shall be entitled to exercise the Options granted herein within the shorter of:

1.         three (3) years from the Termination Date; or

2.         the remaining term of the exercise life of the Options as of the Termination Date.

vi.       Medical and Dental Benefits.  Executive shall be entitled to elect to maintain Executive's and his/her dependent's health care benefit coverage to the same extent provided for by and with the same Company/Executive payment contribution percentages under Company's group plans at the time of termination. Such coverage shall extend for a term of one (1) year from the Termination Date unless Executive becomes covered as an insured under another employer's or spousal health care plan.  At such time Executive shall notify Company and Company shall cease its obligation to provide for continued health care benefits coverage.  For tax purposes, this coverage may be considered income to the Executive.

The severance benefits provided in Section 5 are the exclusive remedies and shall not be provided in addition to those benefits provided in Section 4 of this Agreement."

D.                 Append Section 7. Miscellaneous to include the following:

"(h)      Timing of Payments.  The payments provided for in Sections 4.(b), 4.(d)(i), 4.(d)(ii), 5.(b)(i), 5.(b)(iii), 5.(c)(i) or 5.(c)(iii) herein, as applicable, shall be payable immediately upon Executive's termination or cessation of employment.  Payments provided for in Section 4(c), 5.(b)(ii) or 5.(c)(ii) herein, as applicable, shall begin upon the Termination Date or within ten (10) days after Company's receipt of a signed, unrevoked release of claims ("General Release"), whichever is later, and shall continue in accordance with Company's customary payroll practices.  This General Release must be returned to Company within eighty (80) days, so that payments shall begin no later than ninety (90) days after the Termination Date.  All such payments will be subject to applicable payroll or other taxes required to be withheld by Company.  Benefits provided for in Sections 4.(c), 4.(d)(iii), 5.(b)(iv) or 5.(c)(iv) shall be made in accordance with the Stock Plan.  Benefits coverage provided for in Section 5.(b)(vi) or 5.(c)(vi) shall begin on the first day of the next full month following the Termination Date with no lapse in coverage.

(i)                 Subsequent Employment.  The compensation and benefits payable hereunder, with the exception of those benefits provided for under Section 5.(b)(v) or 5.(c)(v), shall not be reduced or offset by any amounts that Executive earns or could earn from any subsequent employment.

(j)         Section 280G Matters.  If the benefits described in Section 4 or 5 herein, as applicable, would otherwise constitute a parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and but for this Section would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), Executive shall either:

i.              pay the Excise Tax, or

ii.            have the benefits reduced to such lesser extent as would result in no portion of such benefits being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in the receipt by Executive on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code.

Unless Company and Executive otherwise agree in writing, any determination required under this Section shall be made in writing by Company's independent public accountants ("Accountants"), whose determination shall be conclusive and binding upon Executive and Company for all purposes.  For purposes of making the calculations required by this Section, Accountants may make reasonable assumptions and approximations concerning applicable taxes and may rely on reasonable, good faith interpretations concerning the application of Section 280G and 4999 of the Code.  Company and Executive shall furnish to Accountants such information and documents as Accountants may reasonably request in order to make a determination under this Section.  Company shall bear all costs Accountants may reasonably incur in connection with any calculations contemplated by this Section.

(k)        General Release.  All compensation and benefits under Section 4 or 5 herein, as applicable, are in consideration for Executive's execution of the General Release of all known and unknown claims that Executive may then have against Company and its agents, a form of which is available from Company.  If Executive does not properly execute such General Release, the parties expressly acknowledge and agree that Executive will not be entitled to any of the benefits provided under Section 4 or 5 herein, as applicable.

(l)         Specified Employee.

            (i)      "Specified Employee" is an Executive who, as of the Termination Date, is a key employee of the Company within the meaning of Section 416(i)(1)(A)(i), (ii), or (iii) of the Code (applied in accordance with the regulations thereunder and disregarding Section 416(i)(5)) at any time during the twelve (12) month period ending on a Specified Employee Identification Date.  If an Executive is a key employee as of a Specified Employee Identification Date, the Executive is treated as a key employee for purposes of the Agreement for the entire twelve (12) month period beginning on the Specified Employee Effective Date.

            (ii)     "Specified Employee Effective Date" is the date as set forth in Treasury Regulation Section 1.409A-1(i)(4).

            (iii)    "Specified Employee Identification Date" shall mean December 31st of each year.

            (iv)    Anything in this Agreement to the contrary notwithstanding, if at the time of the Termination Date, the Executive is considered a "Specified Employee", and if any payment that the Executive becomes entitled to under this Agreement is considered deferred compensation subject to interest and additional tax imposed pursuant to Section 409A(a) of the Code as a result of the application of Section 409A(a)(2)(B)(i) of the Code, then no such payment shall be payable prior to the date that is the earlier of (1) six (6) months after the Executive's separation from service, or (2) the Executive's death.  The parties agree that this Agreement may be amended, as reasonably requested by either party, and as may be necessary to fully comply with Section 409A of the Code and all related rules and regulations in order to preserve the payments and benefits provided hereunder without additional cost to either party."

E.            Amend the Agreement to include Section 8. Stock Option Grant which reads as follows:

"8.       Stock Option Grant.  Pursuant to the Rudolph Technologies 1999 Stock Plan ("Stock Plan") and subject to the terms and conditions set forth in this Agreement, the Company hereby grants to Executive the right and option (the "Option") to purchase from the Company one hundred seventy-two thousand (172,000) shares of Company common stock. The date of grant of this Option shall be the date on which the grant of the Option is approved by the Company's Board of Directors ("Grant Date").  The Options shall have a term of ten (10) years and shall vest as follows:  twenty percent (20%) of the Options subject to the grant (rounded down to the next whole number of Options) on each of the first five (5) anniversaries of the Grant Date.  The Options shall constitute non-qualified stock options."

F.            All other terms and conditions of the Management Agreement shall remain in full force and effect.

            If you are in agreement with the above amendment please sign below and return one (1) original to my attention and retain the other original for your files.

                                                                        Very truly yours,

                                                                        Daniel H. Berry
                                                                        Chairman, Compensation Committee
                                                                        Rudolph Technologies Board of Directors

The foregoing amended terms and conditions to the Management Agreement are hereby accepted and agreed to.

Dated:  _____________________                              Signature:  ______________________________
                                                                                                                 Paul F. McLaughlin

EXHIBIT 10.2

August 20, 2009

Re:    Letter Amendment to Management Agreement with an effective date of July 24, 2000

Dear Steve:

This letter shall serve as the First Amendment to the Management Agreement between Rudolph Technologies, Inc. ("Technologies" or the "Company") and yourself ("Executive") with an effective date of July 24, 2000 (the "Agreement").  The Company respectfully requests that the Management Agreement be amended, as follows:

 A.           Delete Section 4.(c) - Severance Obligation in its entirety and replace it with the following:

"(c)      Severance Obligation.  In the event Executive's employment is terminated by Technologies without Cause or Executive resigns from employment with Technologies with Good Reason, following such Termination and upon execution by Executive of a general release in favor of the Company and its Subsidiaries (i) satisfying all applicable requirements of the Older Workers Benefit-Protection Act, including expiration of the applicable revocation period, and (ii) releasing any and all claims against the Company and its Subsidiaries, Technologies shall continue to pay Executive (or his estate) his Base Salary (as in effect on the Termination Date), his bonus (as was paid for the most recent completed bonus period) for a period of one (1) year following the Termination Date, payable in accordance with Technologies' normal payroll procedures and cycles and shall be subject to withholding of applicable taxes and governmental charges in accordance with federal and state law and all unvested options, restricted stock units or other awards granted in accordance with the Stock Plan as of the date of this Agreement as well as those granted after the date of this Agreement ("Awards") shall fully vest, provided that such Awards have not already accelerated under the Stock Plan.  None of the above Awards was granted at less than fair market value.  The Awards shall be exercisable within the shorter of:

         (x)     three (3) years from the Termination Date; or

(y)     the remaining term of the exercise life of the respective Award as of the Termination Date.

In the even the Executive's employment with Technologies is terminated for any other reason, Technologies shall have no obligation to make any severance of other payment to on behalf of Executive.  Notwithstanding the foregoing, in the event that Executive shall breach any of his obligations under this Agreement, Technologies shall be relieved from and shall have no further obligation to pay Executive any amounts to which Executive would otherwise be entitled pursuant to this Section 4."

B.           Append Section 4. Termination and Severance to include the following:

"(d)      Death or Permanent Disability.  If Executive's employment with Company is terminated as a result of Executive's death or Permanent Disability, Executive shall be entitled to the following benefits:

i.              Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law; and

ii.            Bonus. Payment of Executive's bonus as was paid for the most recent completed bonus period

iii.          Accelerated Vesting.  All unvested options, restricted stock units or other awards granted in accordance with the Stock Plan as of the date of this Agreement as well as those granted after the date of this Agreement ("Awards") shall fully vest, provided that such Awards have not already accelerated under the Stock Plan.  None of the above Awards was granted at less than fair market value.  The Awards shall be exercisable within the shorter of:

1.      three (3) years from the Termination Date; or

2.      the remaining term of the exercise life of the respective Award as of the Termination Date."

C.           Delete Section 5.(b) in its entirety and replace it with the following:

"(b)      Termination By Company Without Cause Following a Change of Control.  If Executive's employment with Company is terminated by Company for any reason other than for "Cause" as defined in Section 1 herein, within one (1) year following the occurrence of a "Change of Control" as defined in Section 1 herein, Executive shall be entitled to the following benefits:

i.              Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law;

ii.            Continued Payment of Salary.  In exchange for a signed, unrevoked General Release, payment of Executive's then-current base salary for a period of twelve (12) months, less any deductions required by applicable law;

iii.          Bonus. Payment of Executive's bonus as was paid for the most recent completed bonus period;

iv.          Accelerated Vesting.  Provided that Executive's Awards have not accelerated under the Stock Plan, then all such Awards shall fully vest;

v.            Option Exercise.  Executive shall be entitled to exercise the Options granted herein within the shorter of:

1.         three (3) years from the Termination Date; or

2.         the remaining term of the exercise life of the Options as of the Termination Date.

vi.       Medical and Dental Benefits.  Executive shall be entitled to elect to maintain Executive's and his/her dependent's health care benefit coverage to the same extent provided for by and with the same Company/Executive payment contribution percentages under Company's group plans at the time of termination. Such coverage shall extend for a term of one (1) year from the Termination Date unless Executive becomes covered as an insured under another employer's or spousal health care plan.  At such time Executive shall notify Company and Company shall cease its obligation to provide for continued health care benefits coverage.  For tax purposes, this coverage may be considered income to the Executive.

(c)        Termination By Executive for Good Reason Following a Change of Control.  Alternatively, should Executive terminate employment with Company for "Good Reason" as defined in Section 1 herein, having given the Company ninety (90) days advanced written notice of the existence of the "Good Reason" condition, and where Company has had thirty (30) days to remedy the "Good Reason" condition and has failed to do so, provided however, this has occurred within one (1) year of a "Change of Control" as defined in Section 1 herein, Executive shall be entitled to the following benefits:

i.           Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law;

ii.         Continued Payment of Salary.  In exchange for a sign, unrevoked General Release, payment of Executive's then-current base salary for a period of twelve (12) months, less any deductions required by applicable law;

iii.       Bonus. Payment of Executive's bonus as was paid for the most recent completed bonus period;

iv.       Accelerated Vesting.  Provided that Executive's Awards have not accelerated under the Stock Plan, then all such Awards shall fully vest.

v.         Option Exercise.   Executive shall be entitled to exercise the Options granted herein within the shorter of:

1.         three (3) years from the Termination Date; or

2.         the remaining term of the exercise life of the Options as of the Termination Date.

vi.       Medical and Dental Benefits.  Executive shall be entitled to elect to maintain Executive's and his/her dependent's health care benefit coverage to the same extent provided for by and with the same Company/Executive payment contribution percentages under Company's group plans at the time of termination. Such coverage shall extend for a term of one (1) year from the Termination Date unless Executive becomes covered as an insured under another employer's or spousal health care plan.  At such time Executive shall notify Company and Company shall cease its obligation to provide for continued health care benefits coverage.  For tax purposes, this coverage may be considered income to the Executive.

The severance benefits provided in Section 5 are the exclusive remedies and shall not be provided in addition to those benefits provided in Section 4 of this Agreement."

D.                 Append Section 7. Miscellaneous to include the following:

"(h)      Timing of Payments.  The payments provided for in Sections 4.(b), 4.(d)(i), 4.(d)(ii), 5.(b)(i), 5.(b)(iii), 5.(c)(i) or 5.(c)(iii) herein, as applicable, shall be payable immediately upon Executive's termination or cessation of employment.  Payments provided for in Section 4(c), 5.(b)(ii) or 5.(c)(ii) herein, as applicable, shall begin upon the Termination Date or within ten (10) days after Company's receipt of a signed, unrevoked release of claims ("General Release"), whichever is later, and shall continue in accordance with Company's customary payroll practices.  This General Release must be returned to Company within eighty (80) days, so that payments shall begin no later than ninety (90) days after the Termination Date.  All such payments will be subject to applicable payroll or other taxes required to be withheld by Company.  Benefits provided for in Sections 4.(c), 4.(d)(iii), 5.(b)(iv) or 5.(c)(iv) shall be made in accordance with the Stock Plan.  Benefits coverage provided for in Section 5.(b)(vi) or 5.(c)(vi) shall begin on the first day of the next full month following the Termination Date with no lapse in coverage.

(i)                 Subsequent Employment.  The compensation and benefits payable hereunder, with the exception of those benefits provided for under Section 5.(b)(v) or 5.(c)(v), shall not be reduced or offset by any amounts that Executive earns or could earn from any subsequent employment.

(j)         Section 280G Matters.  If the benefits described in Section 4 or 5 herein, as applicable, would otherwise constitute a parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and but for this Section would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), Executive shall either:

i.              pay the Excise Tax, or

ii.            have the benefits reduced to such lesser extent as would result in no portion of such benefits being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in the receipt by Executive on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code.

Unless Company and Executive otherwise agree in writing, any determination required under this Section shall be made in writing by Company's independent public accountants ("Accountants"), whose determination shall be conclusive and binding upon Executive and Company for all purposes.  For purposes of making the calculations required by this Section, Accountants may make reasonable assumptions and approximations concerning applicable taxes and may rely on reasonable, good faith interpretations concerning the application of Section 280G and 4999 of the Code.  Company and Executive shall furnish to Accountants such information and documents as Accountants may reasonably request in order to make a determination under this Section.  Company shall bear all costs Accountants may reasonably incur in connection with any calculations contemplated by this Section.

(k)        General Release.  All compensation and benefits under Section 4 or 5 herein, as applicable, are in consideration for Executive's execution of the General Release of all known and unknown claims that Executive may then have against Company and its agents, a form of which is available from Company.  If Executive does not properly execute such General Release, the parties expressly acknowledge and agree that Executive will not be entitled to any of the benefits provided under Section 4 or 5 herein, as applicable.

(l)         Specified Employee.

            (i)      "Specified Employee" is an Executive who, as of the Termination Date, is a key employee of the Company within the meaning of Section 416(i)(1)(A)(i), (ii), or (iii) of the Code (applied in accordance with the regulations thereunder and disregarding Section 416(i)(5)) at any time during the twelve (12) month period ending on a Specified Employee Identification Date.  If an Executive is a key employee as of a Specified Employee Identification Date, the Executive is treated as a key employee for purposes of the Agreement for the entire twelve (12) month period beginning on the Specified Employee Effective Date.

            (ii)     "Specified Employee Effective Date" is the date as set forth in Treasury Regulation Section 1.409A-1(i)(4).

            (iii)    "Specified Employee Identification Date" shall mean December 31st of each year.

            (iv)    Anything in this Agreement to the contrary notwithstanding, if at the time of the Termination Date, the Executive is considered a "Specified Employee", and if any payment that the Executive becomes entitled to under this Agreement is considered deferred compensation subject to interest and additional tax imposed pursuant to Section 409A(a) of the Code as a result of the application of Section 409A(a)(2)(B)(i) of the Code, then no such payment shall be payable prior to the date that is the earlier of (1) six (6) months after the Executive's separation from service, or (2) the Executive's death.  The parties agree that this Agreement may be amended, as reasonably requested by either party, and as may be necessary to fully comply with Section 409A of the Code and all related rules and regulations in order to preserve the payments and benefits provided hereunder without additional cost to either party."

E.            Amend the Agreement to include Section 8. Stock Option Grant which reads as follows:

"8.       Stock Option Grant.  Pursuant to the Rudolph Technologies 1999 Stock Plan ("Stock Plan") and subject to the terms and conditions set forth in this Agreement, the Company hereby grants to Executive the right and option (the "Option") to purchase from the Company fifty-six thousand (56,000) shares of Company common stock. The date of grant of this Option shall be the date on which the grant of the Option is approved by the Company's Board of Directors ("Grant Date").  The Options shall have a term of ten (10) years and shall vest as follows:  twenty percent (20%) of the Options subject to the grant (rounded down to the next whole number of Options) on each of the first five (5) anniversaries of the Grant Date.  The Options shall constitute non-qualified stock options."

F.            All other terms and conditions of the Management Agreement shall remain in full force and effect.

             If you are in agreement with the above amendment please sign below and return one (1) original to my attention and retain the other original for your files.

                                                                        Very truly yours,

                                                                        Paul F. McLaughlin
                                                                        Chairman & CEO

The foregoing amended terms and conditions to the Management Agreement are hereby accepted and agreed to.

Dated:  _____________________                  Signature:  ______________________________
                                                                                                     Steven R. Roth

EXHIBIT 10.3

EXECUTIVE CHANGE OF CONTROL AGREEMENT

            THIS EXECUTIVE CHANGE OF CONTROL AGREEMENT is dated as of ____________ ____, 2009 (this "Agreement"), by and between Rudolph Technologies, Inc., a Delaware corporation (the "Company"), and Nathan Little (the "Executive").

RECITALS

            WHEREAS, Company desires to create a greater incentive for Executive to remain in the employ of Company, particularly in the event of any possible change or threatened change of control of Company; and

            WHEREAS, the parties desire to memorialize their agreement with respect thereto in the manner set forth herein,

            NOW, THEREFORE, in consideration of Executive's past and future services to Company and the mutual covenants contained herein, the receipt and adequacy of which is hereby acknowledged, the parties hereto hereby agree as follows:

1.       Stock Option Grant.  Pursuant to the Rudolph Technologies 1999 Stock Plan ("Stock Plan") and subject to the terms and conditions set forth in this Agreement, the Company hereby grants to Executive the right and option (the "Option") to purchase from the Company sixty-seven thousand (67,000) shares of Company common stock. The date of grant of this Option shall be the date on which the grant of the Option is approved by the Company's Board of Directors ("Grant Date").  The Options shall have a term of ten (10) years and shall vest as follows:  twenty percent (20%) of the Options subject to the grant (rounded down to the next whole number of Options) on each of the first five (5) anniversaries of the Grant Date.  The Options shall constitute non-qualified stock options.

2.       Death or Disability.  If Executive's employment with Company is terminated as a result of Executive's death or Disability, Executive shall be entitled to the following benefits:

a.       Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law; and

b.       Accelerated Vesting.  All unvested options, restricted stock units or other awards granted in accordance with the Stock Plan as of the date of this Agreement as well as those granted after the date of this Agreement ("Awards") shall fully vest, provided that such Awards have not already accelerated under the Stock Plan.  None of the above Awards was granted at less than fair market value.  The Awards shall be exercisable within the shorter of:

i.            three (3) years from the Termination Date; or

ii.          the remaining term of the exercise life of the respective Award as of the Termination Date.

3.       Termination By Company Without Good Cause Following a Change of Control.  If Executive's employment with Company is terminated by Company for any reason other than for "Good Cause" as defined in Section 10 herein, within one (1) year following the occurrence of a "Change of Control" as defined in Section 10 herein, Executive shall be entitled to the following benefits:

a.       Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law;

b.       Continued Payment of Salary.  In exchange for a signed, unrevoked General Release, payment of Executive's then-current base salary for a period of twelve (12) months, less any deductions required by applicable law; and

c.        Accelerated Vesting.  Provided that Executive's Awards have not accelerated under the Stock Plan, then all such Awards shall fully vest.

d.       Option Exercise.  Executive shall be entitled to exercise the Options granted herein within the shorter of:

i.            three (3) years from the Termination Date; or

ii.          the remaining term of the exercise life of the Options as of the Termination Date.

e.        Medical and Dental Benefits.  Executive shall be entitled to elect to maintain Executive's and his/her dependent's health care benefit coverage to the same extent provided for by and with the same Company/Executive payment contribution percentages under Company's group plans at the time of termination. Such coverage shall extend for a term of one (1) year from the Termination Date unless Executive becomes covered as an insured under another employer's or spousal health care plan.  At such time Executive shall notify Company and Company shall cease its obligation to provide for continued health care benefits coverage.  For tax purposes, this coverage may be considered income to the Executive.

4.       Termination By Executive for Good Reason Following a Change of Control.  Alternatively, should Executive terminate employment with Company for "Good Reason" as defined in Section 10 herein, having given the Company ninety (90) days advanced written notice of the existence of the "Good Reason" condition, and where Company has had thirty (30) days to remedy the "Good Reason" condition and has failed to do so, provided however, this has occurred within one (1) year of a "Change of Control" as defined in Section 10 herein, Executive shall be entitled to the following benefits:

a.       Final Paycheck.  Payment, in a lump sum, of any and all base salary due and owing through the Termination Date, plus an amount equal to all earned but unused vacation hours through the Termination Date and reimbursement for all reasonable expenses, less any deductions required by applicable law;

b.       Continued Payment of Salary.  In exchange for a sign, unrevoked General Release, payment of Executive's then-current base salary for a period of twelve (12) months, less any deductions required by applicable law; and

c.        Accelerated Vesting.  Provided that Executive's Awards have not accelerated under the Stock Plan, then all such Awards shall fully vest.

d.       Option Exercise.   Executive shall be entitled to exercise the Options granted herein within the shorter of:

i.            three (3) years from the Termination Date; or

ii.          the remaining term of the exercise life of the Options as of the Termination Date>.

e.        Medical and Dental Benefits.  Executive shall be entitled to elect to maintain Executive's and his/her dependent's health care benefit coverage to the same extent provided for by and with the same Company/Executive payment contribution percentages under Company's group plans at the time of termination. Such coverage shall extend for a term of one (1) year from the Termination Date unless Executive becomes covered as an insured under another employer's or spousal health care plan.  At such time Executive shall notify Company and Company shall cease its obligation to provide for continued health care benefits coverage.  For tax purposes, this coverage may be considered income to the Executive.

                The severance benefits provided in Section 4 are the exclusive remedies and shall not be provided in addition to those benefits provided in Section 3 of this Agreement.

5.       Timing of Payments.  The payments provided for in Sections 2.a., 3.a. or 4.a. herein, as applicable, shall be payable immediately upon Executive's termination or cessation of employment.  Payments provided for in Section 3.b. or 4.b. herein, as applicable, shall begin upon the Termination Date or within ten (10) days after Company's receipt of a signed, unrevoked release of claims ("General Release"), whichever is later, and shall continue in accordance with Company's customary payroll practices.  This General Release must be returned to Company within eighty (80) days, so that payments shall begin no later than ninety (90) days after the Termination Date.  All such payments will be subject to applicable payroll or other taxes required to be withheld by Company.  Benefits provided for in Sections 2.b., 3.c. or 4.c. shall be made in accordance with the Stock Plan.  Benefits coverage provided for in Section 3.e. or 4.e. shall begin on the first day of the next full month following the Termination Date with no lapse in coverage.

6.       Subsequent Employment.  The compensation and benefits payable hereunder, with the exception of those benefits provided for under Section 3.e. or 4.e., shall not be reduced or offset by any amounts that Executive earns or could earn from any subsequent employment.

7.       Section 280G Matters.  If the benefits described in Section 3 or 4 herein, as applicable, would otherwise constitute a parachute payment under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), and but for this Section would be subject to the excise tax imposed by Section 4999 of the Code (the "Excise Tax"), Executive shall either:

a.       pay the Excise Tax, or

b.       have the benefits reduced to such lesser extent as would result in no portion of such benefits being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the Excise Tax, results in the receipt by Executive on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code.

Unless Company and Executive otherwise agree in writing, any determination required under this Section shall be made in writing by Company's independent public accountants ("Accountants"), whose determination shall be conclusive and binding upon Executive and Company for all purposes.  For purposes of making the calculations required by this Section, Accountants may make reasonable assumptions and approximations concerning applicable taxes and may rely on reasonable, good faith interpretations concerning the application of Section 280G and 4999 of the Code.  Company and Executive shall furnish to Accountants such information and documents as Accountants may reasonably request in order to make a determination under this Section.  Company shall bear all costs Accountants may reasonably incur in connection with any calculations contemplated by this Section.

8.       General Release.  All compensation and benefits under Section 3 or 4 herein, as applicable, are in consideration for Executive's execution of the General Release of all known and unknown claims that Executive may then have against Company and its agents, a form of which is available from Company.  If Executive does not properly execute such General Release, the parties expressly acknowledge and agree that Executive will not be entitled to any of the benefits provided under Section 3 or 4 herein, as applicable.

9.       Employment Status.  Nothing in this Agreement shall be deemed to constitute a contract for employment for any specific period of time.  The parties expressly acknowledge and agree that the undersigned's employment with Company shall continue to be "at will".

10.    Definitions.

a.       Good Cause.  For purposes of this Agreement, "Good Cause" means:

i.            performance of any act or failure to perform any act in bad faith and to the detriment of Company;

ii.          dishonesty, moral turpitude, material breach of any agreement with Company, or intentional misconduct; or

iii.         commission of a crime involving dishonesty, breach of trust, physical or emotional harm to any person.

b.       Good Reason.  For purposes of this Agreement, "Good Reason" means any of the following, without Executive's written consent:

i.            a significant reduction by Company in Executive's annual base salary;

ii.          the failure of Company to obtain an agreement from any successor to Company, or purchaser of all or substantially all of Company's assets, to assume this Agreement;

iii.         the assignment of Executive to duties which reflect a material adverse change in authority, responsibility or status with Company or any successor; or

iv.        Company requiring Executive to reside or be based at a location fifty (50) miles or more from the location where Executive was based immediately prior to the Change in Control.

c.        Change in Control.  A "Change in Control" shall be defined in accordance with the Stock Plan, that is:

i.            A change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group ("Person"), acquires ownership of the stock of Company that, together with the stock held by such Person, constitutes more than fifty percent (50%) of the total voting power of the stock of Company; provided, however, that for purposes of this subsection 10.c.i., the acquisition of additional stock by any one Person, who is considered to own more than fifty percent (50%) of the total voting power of the stock of Company will not be considered a Change in Control; or

ii.          A change in the effective control of Company which occurs on the date that a majority of members of the Board is replaced during any twelve (12) month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election.  For purposes of this subsection 10.c.ii., if any Person is considered to be in effective control of Company, the acquisition of additional control of Company by the same Person will not be considered a Change in Control; or

iii.         A change in the ownership of a substantial portion of Company's assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from Company that have a total gross fair market value equal to or more than forty percent (40%) of the total gross fair market value of all of the assets of Company immediately prior to such acquisition or acquisitions; provided, however, that for purposes of this subsection 10.c.iii., the following will not constitute a change in the ownership of a substantial portion of Company's assets:

1.          a transfer to an entity that is controlled by Company's stockholders immediately after the transfer; or

2.          a transfer of assets by Company to:

a.       a stockholder of Company (immediately before the asset transfer) in exchange for or with respect to Company's stock;

b.       an entity, fifty percent (50%) or more of the total value or voting power of which is owned, directly or indirectly, by Company;

c.        a Person, that owns, directly or indirectly, fifty percent (50%) or more of the total value or voting power of all the outstanding stock of Company; or

d.       an entity, at least fifty percent (50%) of the total value or voting power of which is owned, directly or indirectly, by a Person described in subsection 10.c.iii.2.c.

For purposes of this definition, gross fair market value means the value of the assets of Company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

For purposes of this definition, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with Company.

In the event that this Section 10.c. is inconsistent with the definition of Change in Control under Section 409A of the Code and the Regulations thereunder, the definition under the aforesaid mentioned Code and Regulations shall supersede.

d.       Disability. For purposes of this Agreement, "Disability" means that Executive is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than twelve (12) months.

e.        Termination Date.  The date Executive ceases to be employed by the Company.

11.    Specified Employee.

        a.         "Specified Employee" is an Executive who, as of the Termination Date, is a key employee of the Company within the meaning of Section 416(i)(1)(A)(i), (ii), or (iii) of the Code (applied in accordance with the regulations thereunder and disregarding Section 416(i)(5)) at any time during the twelve (12) month period ending on a Specified Employee Identification Date.  If an Executive is a key employee as of a Specified Employee Identification Date, the Executive is treated as a key employee for purposes of the Agreement for the entire twelve (12) month period beginning on the Specified Employee Effective Date.

        b.         "Specified Employee Effective Date" is the date as set forth in Treasury Regulation Section 1.409A-1(i)(4).

        c.         "Specified Employee Identification Date" shall mean December 31st of each year.

        d.         Anything in this Agreement to the contrary notwithstanding, if at the time of the Termination Date, the Executive is considered a "Specified Employee", and if any payment that the Executive becomes entitled to under this Agreement is considered deferred compensation subject to interest and additional tax imposed pursuant to Section 409A(a) of the Code as a result of the application of Section 409A(a)(2)(B)(i) of the Code, then no such payment shall be payable prior to the date that is the earlier of (i) six (6) months after the Executive's separation from service, or (ii) the Executive's death.  The parties agree that this Agreement may be amended, as reasonably requested by either party, and as may be necessary to fully comply with Section 409A of the Code and all related rules and regulations in order to preserve the payments and benefits provided hereunder without additional cost to either party.

12.    Miscellaneous Provisions.

a.       Entire Agreement.  This Agreement, together with the Stock Plan, equity award agreements and any Confidentiality and Proprietary Rights Agreement, contains the entire agreement of the parties with respect to the subject matter herein and supersedes and replaces all prior or contemporaneous agreements or understandings between the parties.  This Agreement may not be amended or modified in any manner, except by an instrument in writing signed by Executive and Chief Executive Officer of Company.  Failure of either party to enforce any of the provisions of this Agreement or any rights with respect thereto or failure to exercise any election provided for herein shall in no way be considered to be a waiver of such provisions, rights or elections or in any way effect the validity of this Agreement.  The failure of either party to exercise any of said provisions, rights or elections shall not preclude or prejudice such party from later enforcing or exercising the same or other provisions, rights or elections which it may have under this Agreement.

b.       Successors and Beneficiaries.  This Agreement shall be binding on and inure to the benefit of the successors, assigns, heirs, devisees and personal representatives of the parties, including any successor to Company by merger or combination and any purchaser of all or substantially all of the assets of Company.  In the event that Executive dies before receipt of all benefits to which Executive becomes entitled under this Agreement, the payment of such benefits will be made, on the due date or dates hereunder had Executive survived, to the executors or administrators of Executive's estate.

c.        Governing Law.  This Agreement is made in, and shall be governed by and construed in accordance with the laws of, the State of New Jersey.

d.       Severability.  If any term, provision, covenant or condition of this Agreement is held to be invalid, void, or unenforceable, the remainder of the provisions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated thereby.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

RUDOLPH TECHNOLOGIES, INC.                                                                               NATHAN LITTLE

By:  _______________________________                                                             ______________________________

            Paul F. McLaughlin

            Chairman and CEO

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

Date:  November 6, 2009

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

Date: November 6, 2009

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: November 6, 2009                                                                            By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended September 30, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: November 6, 2009                                                                                   By:   /s/ Steven R. Roth
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