Form 10-K
period 2009-12-31
RUDOLPH TECHNOLOGIES INC
filed 2010-03-05
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (973) 691-1300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2009 of $5.52 was approximately $149,785,675.

The registrant had 31,037,307 shares of Common Stock outstanding as of February 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders to be held on May 19, 2010.

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

The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs and the “Risk Factors” set forth in Item 1A. Our stockholders should carefully review the cautionary statements contained in this Annual Report on Form 10-K. You should also review any additional disclosures and cautionary statements we make from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission.

PART I

Item 1.	Business.

General

Rudolph Technologies, Inc. is a worldwide leader in the design, development, and manufacture of high-performance process control defect inspection, metrology, and process control software systems used by semiconductor device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for both macro-defect inspection and transparent and opaque thin film measurements. All of these systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer service and applications support.

The acquisition of Adventa Control Technologies, Inc. was announced on August 3, 2009, and has been successfully integrated into the Company. As a result, multiple software systems have been added to our software portfolio, making Rudolph the No. 2 supplier of process control software solutions for device manufacturers, according to Gartner Dataquest.

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

Data Analysis & Review Systems. Rudolph has a comprehensive offering of total process control software solutions for both front-end fabs, back-end packaging facilities as well as the rapidly maturing photovoltaic market. The vast amount of data gathered through automated inspection can be analyzed to determine trends that ultimately affect yield. In addition, Rudolph now provides a wide range of Advanced Process Control (APC) technologies specifically for tool automation, run-to-run control and fault detection and classification, all designed to improve factory profitability.

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

Classification. Classifying defects off-line enables automated inspection systems to maintain their high throughput. Using defect image files captured by automated inspection systems, operators are able to view high-resolution defect images to determine defects that cause catastrophic failure of a device, or killer defects. Classifying defects enables faster analysis by grouping defects found together as one larger defect, a scratch for example, and defects of similar types across a wafer lot to be grouped based on size, repeating defects and other user-defined specifications. Automatically classifying defects provides far greater yield learning than human classification.

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

The use of optical acoustics to measure multi-layer metal and opaque films was pioneered by scientists at Brown University (“Brown”) in collaboration with engineers at Rudolph. The proprietary optical acoustic technology in our PULSEtm Technology systems measures the thickness of single or multi-layer opaque films ranging from less than 40 Angstroms to greater than five microns. It provides these measurements at a rate of up to 70 wafers per hour within one to two percent accuracy and typically less than one percent repeatability. This range of thicknesses covers the majority of thick and thin metal films projected by the International Roadmap for Semiconductors to be used through the end of this decade. Our non-contact, non-destructive optical acoustic technology and small spot size enable our PULSE Technology systems to measure film properties directly on product wafers.

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

Process Control. Advanced Process Control (APC) employs software to automatically detect or predict tool failure (fault detection) as well as calculate recipe settings for a process that will drive the process output to target despite variations in the incoming material and disturbances within the process equipment. Process control software enables the factory to increase capacity and yield and to decrease rework and scrap. It enables reduced production costs by lowering consumables, process engineering time and manufacturing cycle time.

Products

We market and sell products to all major logic, memory, data storage and application-specific integrated circuit (ASIC) device manufacturers. Our customers rely on Rudolph for versatile full-fab inspection and metrology systems as well as process control software solutions. These systems are designed for high-volume production facilities and offer automated wafer handling for 200 and 300mm configurations. Our systems operate at high throughput with ultraclean operation and high reliability.

Type of Fab
				Wafer	Final
Product	Introduced		Functionality	Processing	Manufacturing
Inspection & Test Systems
		-	Advanced detection of defects >0.5 micron
AXitm Module	2003	-	Inspection of patterned and unpatterned wafers
		-	In line, high-speed, 100% inspection
		-	Full color review and waferless recipe creation	X

		-	2D defect detection of the wafer’s edge
E30tm Module	2003	-	Metrology of edge feature
		-	Incorporated into the Explorer Cluster	X	X

		-	2D defect detection of the wafer’s backside
B30tm Module	2003	-	Darkfield, brightfield and color imaging
		-	Incorporated into the Explorer Cluster	X	X

Explorer® Inspection			A family of multi surface inspection tools, using one or more inspection modules
Cluster	2009	-	Automated handling platform
		-	Intelligent wafer scheduling	X

		-	Fully automated defect detection >0.5 micron
NSX® Series	1997	-	2D wafer, die & bump inspection
		-	In line, high-speed, 100% inspection		X

Wafer Scannertm		-	2D/3D bump dimensional inspection
Series	1999	-	2D bump/surface defect inspection
		-	In line, high-speed, 100% inspection		X

		-	Probe card test & analysis
PrecisionWoRx®	2008	-	Configurable channels
		-	High load forces		X

		-	Probe card production metrology
ProbeWoRx®	2003	-	3D Optical Comparative Metrology
		-	High-speed test times
		-	Automated, one-touch measurements		X

		-	Probing process analysis
WaferWoRx®	2006	-	3D probe tip analysis
		-	Proprietary, advanced software		X

		-	Probe card analyzer
PrecisionPoint®	2002	-	Tests devices simultaneously
		-	Upgradable		X

Type of Fab
				Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
Metrology Systems
		-	Non-contact system for thin opaque films
		-	Patented Picosecond Ultrasonic Laser Sonar Technology (PULSEtm)
MetaPULSE® Series	1997	-	Designed for advanced copper and non-copper applications
		-	Improved throughput and repeatability	X

		-	Superior accuracy for transparent film measurements
		-	Incorporates ellipsometry technology for transparent film application
S3000tm Series	2006	-	Optimized price/performance for fabwide applications
		-	Available with pattern recognition software
		-	Enhanced data review mode	X

Type of Fab
				Wafer	Final
Product	Introduced		Functionality	Processing	Manufacturing
Process Control Software
		-	Real-time monitoring software
ARTIST®	2003	-	Enables development of human-readable models
		-	Frees users from manual monitoring
		-	Minimize scrap and rework	X

AutoShell®	1998	-	Equipment automation software that interfaces to both tools and external resources	X

		-	Designed to control process equipment
ControlWORKS®	1994	-	Minimizes the expense and time-to-market associated with developing control applications	X

Discover®	2007	-	Fabwide software for archival and retrieval of process related data
		-	Facilitates root cause analysis, yield enhancement and yield learning	X

		-	In line, all surface defect analysis and data management
Discover®	2005	-	Trend analysis and visualization tools
Enterprise		-	Wafer maps visualize all-surface defects
		-	Identifies root cause of defects and process excursions	X	X

		-	Helps photovoltaic (PV) cell manufacturers reduce manufacturing costs and increase average cell efficiencies
Discover Solartm	2008	-	Designed for high volume c-Si cell and thin film production
		-	Controls and optimizes the performance of the line	X	X

		-	Connects applications to tools
Gamma2tm	2004	-	Add applications to factory control architecture without changing host software	X

		-	Intercepts message traffic between the equipment and the host
GateWaytm	2003	-	Preserves value of existing automation investments
		-	Increases reliability and function with zero development time
		-	Diagnostic tool for solving communication problems	X

		-	Off line defect review and classification
HarmonyASRtm	2005	-	Defects displayed in real time
		-	Rapid classification of unknown defects; review of previously-classified defects	X	X

		-	Fabwide spatial process control system
		-	Traces patterns back to yield-killing process issues
Process Sentineltm	2006	-	Combined defect and sort solution
		-	Quickly isolates systemic faults
		-	Advanced segmentation and wafer stacking capability	X

ProcessWORKS®	1998	-	Advanced process control software deployed in CMOS, high-mix ASIC, memory and disk head fabs
		-	Proven in all major process areas	X

		-	Reduces impact on tool time
		-	Stores recipes in a central repository
RecipeWORKStm	1998	-	Enables engineers to manage recipes remotely
		-	Allows users to setup security
		-	Accepts settings from any run-to-run control application	X

		-	Configures and schedules preventive maintenance
TrackWORKS®	1998	-	View factory entities using operator-defined parameters	X

		-	Automatic defect classification
TrueADCtm	2005	-	High accuracy, consistency and scalability
		-	Patented feature-based defect matching technology
		-	Utilizes dynamic defect library method	X	X

		-	Serving the entire fab
TrueADCtm		-	Defect classification with a high level of accuracy
Enterprise	2007	-	Ensures database lookup, classification and timely response to the tool
		-	Minimum impact to throughput	X	X

		-	Builds predictive models
Yield Optimizertm	2006	-	Optimizes yield and reduces excursions
		-	Identifies the most critical metrology measurements for controlling yield	X	X

Customers

Over 90 semiconductor device manufacturers have purchased Rudolph tools and software for installation at multiple sites. We support a diverse customer base in terms of both geographic location and type of semiconductor device manufactured. Our customers are located in 20 countries. See Note 15 to our consolidated financial statements in this Annual Report on Form 10-K for information concerning our geographic information.

We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2007, 2008 and 2009, sales to end user customers that individually represented at least five percent of our revenues accounted for 37.1%, 36.3% and 44.8% of our revenues, respectively. In 2007, 2008 and 2009, sales to Intel Corporation accounted for 11.5%, 10.9% and 13.6% of our revenues, respectively. No other individual end user customer accounted for more than 10% of our revenues in 2007, 2008 and 2009. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

Research and Development

The macro-defect inspection, thin film transparent and opaque process control metrology market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs.

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

Our research and development expenditures in 2007, 2008 and 2009 were $30.0 million, $31.6 million and $26.0 million, respectively. We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods.

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

Manufacturing

Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facilities in Minnesota and New Jersey. During the three months ended December 31, 2009, we initiated a consolidation of a portion of our facility in Budd Lake, NJ and will move the New Jersey manufacturing operations to our facility in Bloomington, MN. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.

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

Intellectual Property

We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2009, we have been granted, or hold exclusive licenses to, 165 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2010 to 2025. We also have 97 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of macro-defect detection and classification, transparent thin film measurement and altered material characterization.

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

The laws of some foreign countries do not protect our proprietary rights to the same degree as do the laws of the United States, and many U.S. companies have encountered substantial infringement problems in protecting their proprietary rights against infringement in such countries, some of which are countries in which we have sold and continue to sell products. There is a risk that our means of protecting our proprietary rights may not be adequate. For example, our competitors may independently develop similar technology or duplicate our products. If we fail to adequately protect our intellectual property, it would be easier for our competitors to sell competing products.

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

Backlog

We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which the customer has assigned a purchase order number and for which delivery has been specified within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2009, we had a backlog of approximately $54.1 million compared with a backlog of approximately $20.4 million at December 31, 2008.

Employees

As of December 31, 2009, we had 497 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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

Our revenue may vary significantly each quarter due to relatively small fluctuations in our unit sales

During any quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems. Our macro-defect inspection and probe card and test analysis systems range in selling price from approximately $250,000 to $1.4 million per system, our transparent film measurement systems range in selling price from approximately $250,000 to $1.0 million per system and our opaque film measurement systems range in selling price from approximately $1.0 million to $2.0 million per system. Accordingly, a small change in the number of systems we sell may cause significant changes in our operating results. This, in turn, could cause fluctuations in the market price of our common stock.

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

Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenue from that customer and receive payment, if ever, varies widely in length. Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order to the time we recognize revenue, typically range from six to 15 months. Sometimes our sales cycles can be much longer, particularly with customers in Japan. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts. If we do make a sale, our customers often purchase only one of our systems, and then evaluate its performance for a lengthy period before purchasing any more of our systems. The number of additional products a customer purchases, if any, depends on many factors, including the customer’s capacity requirements. The period between a customer’s initial purchase and any subsequent purchases can vary from six months to a year or longer, and variations in the length of this period could cause further fluctuations in our operating results and possibly in our stock price.

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

Compliance with foreign laws. Our business is subject to risks inherent in doing business internationally, including compliance with, inconsistencies among, and unexpected changes in, a wide variety of foreign laws and regulatory environments with which we are not familiar, including, among other issues, with respect to employees, protection of our intellectual property, and a wide variety of operational regulations and trade and export controls under domestic, foreign, and international law.

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

Difficulties in staffing and managing foreign branch operations. During periods of tension between the governments of the United States and certain other countries, it is often difficult for United States companies such as ourselves to staff and manage operations in such countries. Language and other cultural differences may also inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams, increasing the difficulty of managing multiple, remote locations performing various development, quality assurance, and yield ramp analysis projects.

Currency fluctuations as compared to the U.S. Dollar. A substantial portion of our international sales are denominated in U.S. dollars. As a result, if the dollar rises in value in relation to foreign currencies, our systems will become more expensive to customers outside the United States and less competitive with systems produced by competitors outside the United States. These conditions could negatively impact our international sales. Foreign sales also expose us to collection risk in the event it becomes more expensive for our foreign customers to convert their local currencies into U.S. dollars. Additionally, in the event a larger portion of our revenue becomes denominated in foreign currencies, we would be subject to a potentially significant exchange rate risk.

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

In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties. Further, third parties may also design around these patents. In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees and other third parties. Even though these agreements are in place there can be no assurances that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

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

We must attract and retain key personnel with knowledge of semiconductor device manufacturing and inspection and/or metrology equipment to help support our future growth, and competition for such personnel in our industry is high

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, each of whom would be extremely difficult to replace, could harm our business and operating results. Although we have employment and noncompetition agreements with key members of our senior management team, including Messrs. McLaughlin and Roth, these individuals or other key employees may still leave us, which could have a material adverse effect on our business. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

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

Our ability to fulfill our backlog may have an effect on our long term ability to procure contracts and fulfill current contracts

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and limited by available material supplies. If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery which would postpone receipt of revenue from those delayed deliveries. Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

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

Turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity

The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from trade creditors were to be impaired. In addition, the economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.

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

Our stock price is volatile

The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2008 through the end of fiscal year 2009, our stock price fluctuated between a high of $11.45 per share and a low of $1.95 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

•	variations in operating results from quarter to quarter;

•	changes in earnings estimates by analysts or our failure to meet analysts’ expectations;

•	changes in the market price per share of our public company customers;

•	market conditions in the semiconductor and other industries into which we sell products;

•	general economic conditions;

•	political changes, hostilities or natural disasters such as hurricanes and floods;

•	low trading volume of our common stock; and

•	the number of firms making a market in our common stock.

In addition, the stock market has recently experienced significant price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like ours. These market fluctuations could adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive office building is located at One Rudolph Road in Flanders, New Jersey. We own and lease facilities for engineering, sales and service related purposes in the United States and six other countries — China, Japan, Korea, Singapore, Taiwan and Scotland. The following table indicates the location, the general purpose and the square footage of our principal facilities. The expiration years of the leases covering the leased facilities are also indicated.

			Lease
		Approximate	Expiration
		Square	Year, Unless
Location	Facility Purpose	Footage	Owned

Flanders, New Jersey	Executive Office	20,000	Owned
Budd Lake, New Jersey	Engineering, Manufacturing and Service	61,500	2016
Bloomington, Minnesota	Engineering, Manufacturing and Service	78,500	2012
Lowell, Massachusetts	Engineering and Service	9,500	2010
Richardson, Texas	Engineering	21,000	Owned
Bohemia, New York	Engineering	6,000	2011
Snoqualmie, Washington	Engineering and Service	27,000	2018
Hsin-Chu, Taiwan	Sales and Service	10,500	2010
Takatsu, Japan	Sales and Service	5,000	2010
Sungnam-si, Korea	Sales and Service	9,500	2011
Shanghai, China	Sales and Service	3,500	2011
Singapore	Sales and Service	2,000	2012
Scotland, United Kingdom	Sales and Service	1,000	2010

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the NASDAQ Composite Index and a custom peer group for the period commencing on December 31, 2004 and ending on December 31, 2009. The peer group is comprised of capital equipment manufacturers for the semiconductor industry with relatively comparable revenues and market capitalizations to that of the Company. The peer group was recommended by a global management consulting firm. The companies included in the peer group are MKS Instruments, Inc., FEI Co., Brooks Automation, Inc., Cymer, Inc., Veeco Instruments, Inc., Cabot Microelectronics Corp., ATMI, Inc., FormFactor, Inc., Axcelis Technologies, Inc., Advanced Energy Industries, Inc., Cohu, Inc., EMCORE Corp., Mattson Technology, Inc., LTX-Credence, Corp, Nanometrics, Inc., Ultratech, Inc., PDF Solutions, Inc., and AXT, Inc.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2004 in the Company’s Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The Company operates on a 52-week calendar year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rudolph Technologies, Inc., The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09

Rudolph Technologies, Inc.	100.0	75.01	92.72	65.93	20.56	39.14
NASDAQ Composite	100.0	101.41	114.05	123.94	73.43	105.89
Peer Group	100.0	93.28	109.59	101.51	50.90	81.14

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market.

	Price Range of
	Common Stock
	High	Low

Year Ended December 31, 2008
First Quarter	$11.45	$8.11
Second Quarter	$10.99	$7.70
Third Quarter	$11.02	$7.22
Fourth Quarter	$8.44	$2.03
Year Ended December 31, 2009
First Quarter	$4.27	$1.95
Second Quarter	$6.18	$2.96
Third Quarter	$8.46	$5.27
Fourth Quarter	$8.25	$5.70

As of February 11, 2010, there were 90 stockholders of record of our common stock and approximately 5,723 beneficial stockholders. The closing market value of our common stock on February 11, 2010 was $8.18.

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

In July 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares. As of the time of filing this Annual Report on Form 10-K, we have not purchased any shares under this program.

Certain Equity Compensation Plan Information included in Item 12 of Part III, hereof, is hereby incorporated into this Item 5 of Part II and will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K, and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2008 and 2009 and the statement of operations data for the years ended December 31, 2007, 2008 and 2009 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of December 31, 2005, 2006 and 2007, and the statement of operations data for the years ended December 31, 2005 and 2006 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2005	2006(1)	2007(2)	2008(3)	2009(4)
	(In thousands, except per share data)

Statement of Operations Data:
Revenues	$82,918	$201,168	$160,129	$131,040	$78,657
Cost of revenues	44,390	103,726	78,889	87,388	49,805

Gross profit	38,528	97,442	81,240	43,652	28,852

Operating expenses:
Research and development	11,901	29,856	29,993	31,644	25,991
In-process research and development	—	9,900	1,000	—	—
Selling, general and administrative	20,373	32,393	33,204	33,965	33,640
Impairment charge for goodwill and identifiable intangible assets	—	—	—	227,105	—
Amortization	876	4,048	4,487	5,890	1,358

Total operating expenses	33,150	76,197	68,684	298,604	60,989

Operating income (loss)	5,378	21,245	12,556	(254,952)	(32,137)
Interest income and other, net	1,388	3,191	4,149	1,151	270

Income (loss) before provision for income taxes	6,766	24,436	16,705	(253,801)	(31,867)
Provision (benefit) for income taxes	1,789	11,730	4,846	(4,115)	(2,239)

Net income (loss)	$4,977	$12,706	$11,859	$(249,686)	$(29,628)

Earnings (loss) per share:
Basic	$0.29	$0.47	$0.41	$(8.16)	$(0.96)
Diluted	$0.29	$0.46	$0.40	$(8.16)	$(0.96)
Weighted average shares outstanding:
Basic	16,899	27,276	29,168	30,614	30,888
Diluted	16,942	27,574	29,312	30,614	30,888

	December 31,
	2005	2006	2007	2008	2009

Balance Sheet Data:
Cash and cash equivalents	$37,986	$72,479	$57,420	$67,735	$57,839
Marketable securities	42,821	33,714	16,505	10,549	3,080
Working capital	125,678	200,942	176,298	147,688	126,781
Total assets	180,001	440,486	460,216	197,432	178,203
Retained earnings (accumulated deficit)	20,191	32,897	44,776	(204,910)	(234,538)
Total stockholders’ equity	164,534	392,876	424,478	176,088	151,131

(1)	Effective January 1, 2006, we adopted the provisions prescribed by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) 718. Consequently, we began recognizing compensation cost measured at fair value over the service period for stock awards expected to vest. In addition, Statement of Operations data reflects the results of operations of August Technology since February 15, 2006.

(2)	Statement of Operations data reflects the results of operations of PCTA since December 18, 2007.

(3)	Statement of Operations data reflects the results of operations of WSPG since January 22, 2008.

(4)	Statement of Operations data reflects the results of operations of PCG since August 3, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a worldwide leader in the design, development, manufacture and support of high-performance defect inspection, process control metrology and data analysis systems used by semiconductor device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for both macro-defect inspection and transparent and opaque thin film measurements. All of these systems feature production-worthy automation and are backed by worldwide customer support.

On December 18, 2007, Rudolph and a wholly-owned subsidiary entered into and consummated the transactions contemplated by, an agreement with Applied Precision Holdings, LLC and Applied Precision, LLC (collectively, “Applied”), pursuant to which we purchased substantially all of the assets and assumed certain liabilities of the semiconductor division of Applied to be known as the Probe Card Test and Analysis division (“PCTA”). We paid $59.1 million in cash and acquisition costs and issued 1.3 million shares of Rudolph common stock for a total purchase price of $73.2 million. PCTA is engaged in the business of designing, developing, manufacturing, marketing, selling and supporting advanced probe card metrology and wafer probe process monitoring equipment and is complementary to our existing business.

On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. The acquired business is currently known as the Rudolph Technologies Wafer Scanner Product Group (“WSPG”). On August 3, 2009, we announced that we had acquired Adventa Control Technologies, Inc. (“Adventa”), headquartered in Plano, Texas. The acquired business is currently known as the Rudolph Technologies Process Control Group (“PCG”). The impact of the acquisitions was not material to our consolidated financial position or results of operations. However, as a result of the Adventa acquisition, multiple software systems have been added to our software portfolio, making Rudolph the second largest supplier of process control software solutions for device manufacturers, according to Gartner Dataquest, a leading technology and research advisory firm.

Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of 50-60% for 2010. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 1.0 for the month of December 2009, decreasing from the September 2009 book-to-bill ratio of 1.2.

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2007, 2008 and 2009, sales to customers that individually represented at least five percent of our revenues accounted for 37.1%,

36.3%, and 44.8% of our revenues, respectively. For the years ended December 31, 2007, 2008 and 2009, sales to Intel Corporation accounted for 11.5%, 10.9% and 13.6% of our revenues, respectively.

We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Our macro-defect inspection and probe card and test analysis systems range in average selling price from approximately $250,000 to $1.4 million per system, our transparent film measurement systems range in average selling price from approximately $250,000 to $1.0 million per system and our opaque film measurement systems range in average selling price from approximately $1.0 million to $2.0 million per system.

A significant portion of our revenues has been derived from customers outside of the United States. In 2007, approximately 77.1% of our revenues were derived from customers outside of the United States, of which 58.5% were derived from customers in Asia and 18.6% were derived from customers in Europe. In 2008, approximately 76.5% of our revenues were derived from customers outside of the United States, of which 57.0% were derived from customers in Asia and 19.5% were derived from customers in Europe. In 2009, approximately 72.4% of our revenues were derived from customers outside of the United States, of which 60.8% were derived from customers in Asia and 11.6% were derived from customers in Europe. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

The sales cycle for our systems typically ranges from six to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.

During the three months ended December 31, 2009, the Company initiated a consolidation of a portion of its facility in Budd Lake, NJ and will move the New Jersey manufacturing operations to its facility in Bloomington, MN. In connection with this consolidation, the Company recorded a total charge of $6,449, including $4,312 for asset write-downs, $1,949 for lease termination charges and $188 for employee termination costs, related to the Company’s manufacturing facility. These charges were recorded in cost of revenues and selling, general and administrative expenses for $2,860 and $3,589, respectively.

Results of Operations

The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenues. Our results of operations are reported as one business segment.

	Year Ended December 31,
	2007	2008	2009

Revenues	100.0%	100.0%	100.0%
Cost of revenues	49.3	66.7	63.3

Gross profit	50.7	33.3	36.7

Operating expenses:
Research and development	18.7	24.2	33.0
In-process research and development	0.6	—	—
Selling, general and administrative	20.8	25.9	42.8
Impairment charge for goodwill and identifiable intangible assets	—	173.3	—
Amortization	2.8	4.5	1.7

Total operating expenses	42.9	227.9	77.5

Operating income (loss)	7.8	(194.6)	(40.8)
Interest income and other, net	2.6	0.9	0.3

Income before provision (benefit) income taxes	10.4	(193.7)	(40.5)
Provision (benefit) for income taxes	3.0	(3.1)	(2.8)

Net income (loss)	7.4%	(190.6)%	(37.7)%

Results of Operations 2007, 2008 and 2009

Revenues. Our revenues are derived from the sale of our systems, services, spare parts and software licensing. Our revenues were $160.1 million, $131.0 million and $78.7 million in the years 2007, 2008 and 2009. This represents a decrease of 18.2% from 2007 to 2008 and a decrease of 40.0% from 2008 to 2009. The decreases in revenue from 2007 through 2009 are primarily due to continued weakness in the overall semiconductor equipment manufacturing sector.

The following table lists, for the periods indicated, the different sources of our revenues in dollars and as percentages of our total revenues:

	Year Ended December 31,
	2007		2008		2009

Systems:
Inspection	$86,196	53%	$73,465	56%	$38,027	48%
Metrology	34,738	22	21,118	16	8,921	11
Parts	15,261	10	20,801	16	15,428	20
Services	11,354	7	11,246	9	9,590	12
Software licensing	12,580	8	4,410	3	6,691	9

Total revenue	$160,129	100%	$131,040	100%	$78,657	100%

Systems revenue decreased from 2007 through 2009 due to continued weakness in the overall semiconductor equipment manufacturing sector and reflects a decrease in inspection systems revenue of $12.7 million, a decrease in metrology systems revenue of $13.6 million from 2007 to 2008, a decrease in inspection systems revenue of $35.4 million and a decrease in metrology systems revenue of $12.2 million from 2008 to 2009. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 29% of total revenue for 2007 compared to 40% of total revenue for 2008 and 35% of total revenue for 2009. The year-over-year increase in parts and service revenues in absolute dollars from 2007 to 2008 reflects additional parts and service revenues from the PCTA and WSPG acquisitions. The year-over-year decrease in parts and service revenues in absolute dollars from 2008 to 2009 is primarily due to overall weakness in the semiconductor market. The year-over-year decrease in software licensing revenues of $8.2 million from 2007 to 2008 reflects the sale of certain technology rights to Tokyo Electron in 2007 not occurring in 2008 and weakness in the semiconductor market. The year-over-year increase in software licensing revenues of $2.3 million from 2008 to 2009 reflects additional software licensing revenues from the acquisition of PCG.

Deferred revenues of $6.9 million are recorded in other current liabilities at December 31, 2009 and primarily consist of $2.4 million for deferred maintenance agreements and $4.5 million for systems awaiting acceptance and outstanding deliverables.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $81.2 million, $43.7 million and $28.9 million in 2007, 2008 and 2009, respectively. The decrease in gross profit as a percentage of revenue from 2007 to 2008 is primarily due to an inventory write down of $14.1 million. The increase in gross profit as a percentage of revenue from 2008 to 2009 is primarily due to an inventory write down of $4.8 million in 2009 which had less of an impact on gross profit than the inventory write down in 2008. We do not track gross margin by the sources of revenue.

Operating Expenses

The operating expenses consist of:

•	Research and Development. The macro-defect inspection, thin film transparent, opaque process control, and probe card test analysis market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $30.0 million, $31.6 million and $26.0 million in 2007, 2008 and 2009, respectively. The year-over-year dollar increase from 2007 to 2008 is primarily due to the addition of the engineering teams from the PCTA and WSPG acquisitions in 2008, partially offset by headcount reductions and lower project costs as part of our cost reduction efforts. The year-over-year dollar decrease from 2008 to 2009 primarily reflects reduced compensation cost and lower project costs as part of our continued cost reduction efforts, offset by an increase in litigation expenses and expenses related to the activities of the acquisition of PCG. We continue to maintain our commitment to investing in new product development and enhancement to existing products in order to position ourselves for future growth.

•	In-Process Research and Development (“IPRD”). In 2007, the acquisition of the PCTA resulted in the write-off of $1.0 million. At the time of the acquisition, we determined that the IPRD had not reached technological feasibility and that it did not have an alternative future use. The IPRD technology project was a probe card test project related to the next generation of our ProbeWoRx systems with enhanced capabilities, and was approximately 20% complete as of the date of acquisition. The costs to complete this project consisted primarily of internal engineering labor costs. The project was completed in the first half of 2009. In accordance with FASB ASC 805, IPRD is no longer written off at the acquisition date, but instead capitalized as an intangible asset.

•	Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $33.2 million, $34.0 million and $33.6 million in 2007, 2008 and 2009, respectively. The year-over-year dollar increase from 2007 to 2008 in selling, general and administrative expense was primarily due to administrative costs associated with the merged activities of the PCTA and WSPG being included for 2008, partially offset by foreign exchange gains from our international operations. The year-over-year dollar decrease from 2008 to 2009 in selling, general and administrative expense was primarily due to the elimination of administrative costs associated with prior business combinations, and lower compensation costs in the 2009 period, offset by expenses as a result of the Adventa acquisition, manufacturing consolidation costs and foreign exchange losses from our international operations.

•	Impairment Charge for Goodwill and Identifiable Intangible Assets. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Impairment charge for goodwill and identifiable intangible assets was $0 for both 2007 and 2009, and was $227.1 million for 2008. We perform our annual goodwill impairment test on October 31st of every year. As of December 31, 2009, the entire goodwill balance is related to the Adventa acquisition completed in 2009. As of October 31, 2009, it was determined that the carrying value of this reporting unit was not less than fair value; therefore, there was no impairment of goodwill. During our annual goodwill impairment test in October 2008, we experienced a significant decline in our stock price. As a result of the decline in stock price, our market capitalization plus an implied control premium fell significantly below the recorded value of our consolidated net assets as of October 31, 2008. In performing the goodwill impairment test, we used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value. The impairment test resulted in no value attributable to our goodwill and accordingly, we wrote off all of our $192.9 million of goodwill as of October 31, 2008.

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

Interest Income and Other, Net. Interest income and other, net was $4.1 million, $1.2 million and $0.3 million in 2007, 2008 and 2009, respectively. Interest income and other, net consisted primarily of interest income and realized gains and losses on sales of marketable securities. The year-over-year decrease in interest income and other, net of $2.9 million from 2007 to 2008 and $0.9 million from 2008 to 2009 is primarily due to lower average invested cash balances and lower average interest rates.

Income Taxes. Income tax expense was $4.8 million in 2007. There was an income tax benefit of $4.1 million and $2.2 million, respectively, in 2008 and 2009. Income tax expense for the year ended December 31, 2007 was 29.0% of income before provision for income taxes. This differs from the federal statutory income tax rate of 35%, primarily as a result of state income taxes offset by benefits from research and development tax credits, the domestic manufacturing production deduction and tax exempt interest. In addition, our effective tax rate was impacted by the non-deductibility of the IPRD charges for tax purposes of $1.0 million.

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

The income tax benefit for the year ended December 31, 2009 was $2.2 million or 7.0% of loss before benefit for income taxes. The income tax benefit differs from the amount that would result from applying the federal statutory income tax rate of 35% to our loss before benefit for income taxes, primarily due to valuation allowances in taxable jurisdictions.

We evaluate the recoverability of deferred tax assets from future taxable income and establish valuation allowances if recovery is deemed not likely. The valuation allowance increased $35.2 million and $6.8 million in 2008 and 2009, respectively.

Liquidity and Capital Resources

At December 31, 2007, we had $73.9 million of cash, cash equivalents and marketable securities and $176.3 million in working capital. At December 31, 2008, we had $78.3 million of cash, cash equivalents and marketable securities and $147.7 million in working capital. At December 31, 2009, our cash, cash equivalents and marketable securities totaled $60.9 million, while working capital amounted to $126.8 million.

Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected. However, for the year ended December 31, 2008 as our revenues declined our change in inventories represented a use of cash. This was primarily due to increasing inventory related to new products and the acceleration of the slowdown in the semiconductor industry. Additionally, for the year ended December 31, 2009, as our revenue declined from $131.0 million to $78.7 million, our change in accounts receivables represented a use of cash. This was primarily due to increasing sales in the fourth quarter of 2009, offset by significantly lower sales in the fourth quarter of 2008.

Net cash and cash equivalents provided by operating activities for the years ended December 31, 2007 and 2008 totaled $23.6 million and $15.4 million, respectively. Net cash and cash equivalents used by operating activities for the year ended December 31, 2009 totaled $12.1 million. During the year ended December 31, 2007, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $23.4 million and a decrease in accounts receivable of $21.4 million, partially offset by a decrease in deferred revenue of $6.1 million, an increase in inventories of $5.4 million, a decrease in accrued liabilities of $4.0 million, a decrease in accounts payable of $3.3 million and an increase in prepaid expenses and other assets of $2.3 million. During the year ended December 31, 2008, cash provided by operating activities was primarily due to a decrease in accounts receivable of $31.3 million, net loss, adjusted to exclude the effect of non-cash charges, of $2.2 million, partially offset by a decrease in accounts payable of $5.6 million, an increase in income taxes receivable of $4.2 million, an increase in inventories of $4.3 million, a decrease in accrued liabilities of $2.5 million and a decrease in deferred revenue of $1.6 million. During the year ended December 31, 2009, cash used by operating activities was primarily due to net loss, adjusted to exclude the effect of non-cash charges, of $11.8 million, an increase in accounts receivable of $13.2 million, a decrease in other current liabilities of $1.3 million and a decrease in accrued liabilities of $1.2 million, partially offset by a decrease in inventories of $6.9 million, an increase in accounts payable of $3.2 million, an increase in non-current liabilities of $2.0 million, an increase in deferred revenue of $1.6 million and a decrease in income taxes receivable $1.0 million.

Net cash and cash equivalents used in investing activities for the years ended December 31, 2007 and 2008 totaled $40.5 million and $5.7 million, respectively. The net cash and cash equivalents provided by investing activities for the year ended December 31, 2009 totaled $1.7 million. During the year ended December 31, 2007, net cash used by investing activities included purchases of marketable securities of $77.7 million, acquisition costs for business combinations of $56.2 million, capital expenditures of $1.0 million, costs incurred for capitalized software of $0.7 million, partially offset by proceeds from sales of marketable securities of $95.1 million. During the year ended December 31, 2008, net cash used by investing activities included purchases of marketable securities of $15.5 million, acquisition costs for business combinations of $8.5 million, capital expenditures of $3.0 million, partially offset by proceeds from sales of marketable securities of $21.3 million. During the year ended December 31, 2009, net cash provided by investing activities included proceeds from sales of marketable securities of $19.4 million, partially offset by purchases of marketable securities of $12.2 million, acquisition costs for a business combination of $5.0 million and purchase of property, plant and equipment of $0.6 million. Capital expenditures over the next twelve months are expected to be approximately $3.0 million to $5.5 million.

Net cash provided by financing activities was $1.5 million, $0.2 million and $0.2 million in 2007, 2008 and 2009, respectively. In 2007, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans of $1.3 million and tax benefit from share-based compensation plans of $0.1 million. In both the 2008 and 2009 periods, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans of $0.2 million.

From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash. On December 18, 2007, we announced that our acquisition of the semiconductor division of Applied Precision Holdings, LLC had been completed. Under the terms of the agreement, we paid an aggregate of $59.1 million in cash and issued an aggregate of 1.3 million shares of our common stock to Applied Precision Holdings, LLC. On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York and on August 3, 2009, we announced that we had acquired Adventa Control Technologies, Inc., headquartered in Plano, Texas. We accounted for these acquisitions as business combinations.

In July 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares. As of the time of filing this Annual Report on Form 10-K, we have not purchased any shares under this program.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $5.5 million at December 31, 2009. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
		Less than 1	1-3	3-5	More than
	Total	year	years	years	5 years

Operating lease obligations	$13,306	$2,791	$4,048	$2,946	$3,521
Open and committed purchase orders	16,868	16,868	—	—	—

Total	$30,174	$19,659	$4,048	$2,946	$3,521

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We specifically analyze accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if our assumptions are otherwise incorrect, additional allowances may be required.

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

Goodwill. Our formal annual impairment testing date for goodwill is October 31st or prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of our aggregated reporting unit using the market value of our common stock at October 31st, multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. We obtain information on completed sales of similar companies in a comparable industry to estimate an implied control premium for us. We compare the estimated fair value of the reporting unit to its carrying value which includes goodwill. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, we will also consider if the market capitalization is temporarily low and, if so, we may also perform a discounted cash flow test. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount.

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2009, we had a valuation allowance of $43.3 million on most of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized.

We recognize liabilities for uncertain tax positions based on a two-step process. The first step requires us to determine if the weight of available evidence indicates that the tax position has met the threshold for recognition; therefore, we must evaluate whether it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step requires us to measure the tax benefit of the tax position taken, or expected to be taken, in an income tax return as the largest amount that is more than 50% likely of being realized when effectively settled. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. We reevaluate the uncertain tax positions each quarter based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

Impact of Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-14 on FASB Accounting Standards Codification (“ASC”) 985, “Software—Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force.” The objective of this ASU is to clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This ASU is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is the year 2011. Early adoption is permitted, but this ASU must be adopted in the same period as, and use the same transition method that is used for, the ASU described in the following paragraph. We are currently evaluating the impact, if any, of this new accounting update on or consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 on FASB ASC 605, “Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables are often provided at different points in time or over different time periods. This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this ASU also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, of this new accounting update on our consolidated financial statements.

In June 2009, the FASB issued ASC 105 (formerly, SFAS No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”), which states that the ASC will become the source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. We adopted FASB ASC 105 during the quarter ended September 30, 2009 and the adoption did not have any effect on our financial condition or results of operations.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, “Subsequent Events”). FASB ASC 855 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have evaluated all subsequent events through the date of issuance of our financial statements. We adopted FASB ASC 855 during the quarter ended June 30, 2009 and the adoption did not have any effect on our financial condition or results of operations.

In April 2009, the FASB issued ASC 820 (formerly, FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). FASB ASC 820 provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation techniques used to measure fair value. FASB ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. We adopted FASB ASC 820 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued ASC 825 (formerly FSP No. 107-b and Accounting Principle Board Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments”). FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. We adopted FASB ASC 825 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued ASC 320 (formerly FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). FASB ASC 320 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FASB ASC 320 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. We adopted FASB ASC 320 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued ASC 805 (formerly FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). FASB ASC 805 amends and clarifies previous authoritative guidance, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under FASB ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in FASB ASC 450, (formerly SFAS No. 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of the Amount of a Loss”), to determine whether the contingency should be recognized as of the acquisition date or after it. We adopted FASB ASC 805 in the quarter ended March 31, 2009 and the adoption did not have a significant impact on our consolidated financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (U.S. Treasury and Agency securities, asset-backed securities, mortgage-backed securities, auction rate securities and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on sensitivity analysis performed on our financial investments held as of December 31, 2009, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

We have branch operations in Taiwan, Singapore and Korea and wholly-owned subsidiaries in Europe, Japan and China. Our international subsidiaries and branches operate primarily using local functional currencies. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of our international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of December 31, 2008 and 2009, we had sixteen and four forward contracts outstanding, respectively. The total notional contract value of these outstanding forward contracts at December 31, 2008 and 2009 was $2.3 million and $1.0 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required by this item are set forth on the pages indicated at Item 15(a) of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2009. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our consolidated financial statements as of and for the year ended December 31, 2009 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2009, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 19, 2010, and the information included in the Proxy Statement is incorporated herein by reference.

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

3. Exhibits

The following is a list of exhibits. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Registrant’s Schedule 13D filed on July 7, 2005).
2.2		Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2005).
2.3		Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2007).
3.1		Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).
3.2		Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit (3.2(b) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.
3.3		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2006, No. 000-27965).
3.4		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.5		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
4.1		Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed on June 28, 2005, No 000-27965).
4.2		August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting, filed on March 11, 2004, No. 000-30637).
10	.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10	.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10	.3*	Amended 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 14, 2001).
10	.4*	Form of 1999 Stock Plan (incorporated by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

Exhibit
No.		Description

10	.5*	Form of 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit (10.6) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10	.6*	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).
10	.7*	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).
10	.8*	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10	.9*	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10	.10*	Form of option agreement under 1999 Stock Plan (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 5, 2004).
10	.11*	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 21, 2005).
10.12		Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Schedule 13D filed on July 7, 2005).
10	.13*	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10	.14*	Rudolph Technologies, Inc. 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10	.15*	Executive Change of Control Agreement, dated as of August 20, 2009, by and between Rudolph Technologies, Inc. and Nathan H. Little (incorporated by reference to Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).
14.1		Rudolph Technologies Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).
14.2		Rudolph Technologies Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).
21.1		Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

+	Confidential treatment has been granted with respect to portions of this exhibit.

*	Management contract, compensatory plan or arrangement.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Rudolph Technologies, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Rudolph Technologies, Inc. and subsidiaries for the year ended December 31, 2007. In connection with our audit of the consolidated financial statements, we also have audited the consolidated financial statement schedule for the year ended December 31, 2007. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rudolph Technologies, Inc. and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Short Hills, New Jersey
March 3, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rudolph Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Rudolph Technologies, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the two years in the period then ended December 31, 2009 and 2008. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rudolph Technologies, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As of January 1, 2009, Rudolph Technologies, Inc. adopted Accounting Standards Codification No. 805, “Business Combinations,” as discussed in Note 2 to the consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rudolph Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, New Jersey
March 5, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rudolph Technologies, Inc.

We have audited Rudolph Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rudolph Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rudolph Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rudolph Technologies, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders equity and comprehensive income (loss), and cash flows for the two years in the period then ended December 31, 2009 and 2008 of Rudolph Technologies, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, NJ
March 5, 2010

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2008	2009

ASSETS
Current Assets:
Cash and cash equivalents	$67,735	$57,839
Marketable securities	10,549	3,080
Accounts receivable, less allowance of $659 in 2008 and $602 in 2009	21,764	35,312
Inventories	57,076	45,534
Income taxes receivable	4,698	3,501
Prepaid expenses and other current assets	1,626	1,125

Total current assets	163,448	146,391
Property, plant and equipment, net	19,053	12,841
Goodwill	—	3,282
Identifiable intangible assets, net	9,654	10,821
Capitalized software	1,774	1,237
Deferred income taxes	2,903	3,098
Other assets	600	533

Total assets	$197,432	$178,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,354	$5,683
Accrued liabilities:
Payroll and related expenses	2,805	3,163
Royalties	197	247
Warranty	1,813	700
Deferred revenue	4,422	6,877
Other current liabilities	4,169	2,940

Total current liabilities	15,760	19,610
Non-current liabilities	5,584	7,462

Total liabilities	21,344	27,072

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2008 and 2009	—	—
Common stock, $0.001 par value, 50,000 shares authorized, 30,703 and 30,997 issued and outstanding at December 31, 2008 and 2009, respectively	31	31
Additional paid-in capital	383,510	387,486
Accumulated other comprehensive loss	(2,543)	(1,848)
Accumulated deficit	(204,910)	(234,538)

Total stockholders’ equity	176,088	151,131

Total liabilities and stockholders’ equity	$197,432	$178,203

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2008	2009

Revenues	$160,129	$131,040	$78,657
Cost of revenues	78,889	87,388	49,805

Gross profit	81,240	43,652	28,852

Operating expenses:
Research and development	29,993	31,644	25,991
In-process research and development	1,000	—	—
Selling, general and administrative	33,204	33,965	33,640
Impairment charge for goodwill and identifiable intangible assets	—	227,105	—
Amortization	4,487	5,890	1,358

Total operating expenses	68,684	298,604	60,989

Operating income (loss)	12,556	(254,952)	(32,137)
Interest income and other, net	4,149	1,151	270

Income (loss) before provision (benefit) for income taxes	16,705	(253,801)	(31,867)
Provision (benefit) for income taxes	4,846	(4,115)	(2,239)

Net income (loss)	$11,859	$(249,686)	$(29,628)

Earnings (loss) per share:
Basic	$0.41	$(8.16)	$(0.96)
Diluted	$0.40	$(8.16)	$(0.96)
Weighted average number of shares outstanding:
Basic	29,168	30,614	30,888
Diluted	29,312	30,614	30,888

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2007, 2008 and 2009
(In thousands)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-in	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Capital	Loss	Deficit)	Total	Income (Loss)

Balance at December 31, 2006	28,977	$29	$361,128	$(1,178)	$32,897	$392,876
Issuance of shares through share-based compensation plans	196	—	1,344	—	—	1,344
Net income	—	—	—	—	11,859	11,859	$11,859
Adoption of ASC 740	—	—	—	—	20	20
Share-based compensation	—	—	3,119	—	—	3,119
Excess tax benefit for sale of shares through share-based compensation plans	—	—	148	—	—	148
Common stock issued in acquisition	1,307	1	14,147	—	—	14,148
Currency translation	—	—	—	812	—	812	812
Unrealized gain on investments	—	—	—	152	—	152	152

Comprehensive income							$12,823

Balance at December 31, 2007	30,480	30	379,886	(214)	44,776	424,478
Issuance of shares through share-based compensation plans	223	1	219	—	—	220
Net loss	—	—	—	—	(249,686)	(249,686)	$(249,686)
Share-based compensation	—	—	3,405	—	—	3,405	—
Currency translation	—	—	—	(2,198)	—	(2,198)	(2,198)
Unrealized loss on investments	—	—	—	(131)	—	(131)	(131)

Comprehensive loss							$(252,015)

Balance at December 31, 2008	30,703	31	383,510	(2,543)	(204,910)	176,088
Issuance of shares through share-based compensation plans	294	—	217	—	—	217
Net loss	—	—	—	—	(29,628)	(29,628)	$(29,628)
Share-based compensation	—	—	3,759	—	—	3,759	—
Currency translation	—	—	—	786	—	786	786
Unrealized loss on investments	—	—	—	(91)	—	(91)	(91)

Comprehensive loss							$(28,933)

Balance at December 31, 2009	30,997	$31	$387,486	$(1,848)	$(234,538)	$151,131

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income (loss)	$11,859	$(249,686)	$(29,628)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Impairment of goodwill and identifiable intangible assets	—	227,105	—
Amortization	5,700	7,243	1,895
Depreciation	4,500	4,500	6,751
In-process research and development	1,000	—	—
Foreign currency exchange (gain) loss	45	(2,547)	822
Net loss on sale of marketable securities	—	79	1
Share-based compensation	3,119	3,405	3,759
Provision for doubtful accounts and inventory valuation	496	14,569	4,775
Deferred income taxes	(3,314)	(2,449)	(217)
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	21,401	31,290	(13,196)
Income taxes receivable	(1,089)	(4,164)	969
Inventories	(5,395)	(4,287)	6,922
Prepaid expenses and other assets	(2,339)	815	707
Accounts payable	(3,326)	(5,571)	3,232
Accrued liabilities	(3,958)	(2,471)	(1,227)
Income taxes payable	(537)	—	—
Deferred revenue	(6,131)	(1,581)	1,619
Other current liabilities	(617)	(1,501)	(1,252)
Non-current liabilities	2,168	640	2,009

Net cash and cash equivalents provided by (used in) operating activities	23,582	15,389	(12,059)

Cash flows from investing activities:
Purchases of marketable securities	(77,748)	(15,541)	(12,161)
Proceeds from sales of marketable securities	95,147	21,302	19,446
Purchases of property, plant and equipment	(1,007)	(2,966)	(587)
Capitalized software	(712)	(30)	—
Purchase of business, net of cash acquired	(56,166)	(8,474)	(5,011)

Net cash and cash equivalents provided by (used in) investing activities	(40,486)	(5,709)	1,687

Cash flows from financing activities:
Issuance of shares through share-based compensation plans	1,344	220	217
Tax benefit for sale of shares through share-based compensation plans	148	—	—

Net cash and cash equivalents provided by financing activities	1,492	220	217

Effect of exchange rate changes on cash and cash equivalents	353	415	259

Net increase (decrease) in cash and cash equivalents	(15,059)	10,315	(9,896)
Cash and cash equivalents at beginning of year	72,479	57,420	67,735

Cash and cash equivalents at end of year	$57,420	$67,735	$57,839

Supplemental disclosure of cash flow information:
Net cash paid (received) during the year for:
Income taxes	$8,170	$1,945	$(3,062)
Non-cash investing activities:
Acquisition costs for business combinations	$1,315	$—	$—
Stock issued for business combinations	$14,022	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1. Organization and Nature of Operations:

Rudolph Technologies, Inc. (the “Company”) designs, develops, manufactures and supports high-performance process control equipment used in semiconductor device manufacturing. The Company has branch sales and service offices in Korea, Taiwan and Singapore and wholly-owned sales and service subsidiaries in Europe, Japan, China and Minnesota. The Company operates in a single segment and supports a wide variety of applications in the areas of macro-defect detection and classification, diffusion, etch, lithography, CVD, PVD and CMP.

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

C. Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, purchase accounting allocations, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, accruals for manufacturing

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

consolidation, contingencies and share-based payments, including forfeitures and liabilities for tax uncertainties. Actual results could differ from those estimates.

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

J. Goodwill and Other Intangible Assets:

Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company estimates the fair value of its aggregated reporting unit using the market value of its common stock at October 31 multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. The Company obtains information on completed sales of similar companies in our industry to estimate the implied control premium for the Company. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, the Company may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2009.

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

N. Translation of Foreign Currencies:

The Company has branch operations in Taiwan, Singapore and Korea and wholly-owned subsidiaries in Europe, Japan and China. Its international subsidiaries and branches operate primarily using local functional currencies. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of the Company’s international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to these sales.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $2,396 and $1,610 as of December 31, 2008 and 2009, respectively.

O. Share-based Compensation:

The fair value of stock options is determined using the Black-Scholes valuation model. The Black-Scholes valuation calculation requires the Company to estimate key assumptions such as future stock price volatility, expected terms, risk-free interest rates and dividend yield. Expected stock price volatility is based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends, and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. Compensation expense for all share-based payments includes an estimate for forfeitures and is recognized over the expected term of the share-based awards using the straight-line method.

For additional information on the Company’s share-based compensation plans, see Note 11 of Notes to the Consolidated Financial Statements.

P. Research and Development and Software Development Costs:

Expenditures for research and development are expensed as incurred. Certain software product development costs incurred after technological feasibility has been established are capitalized and amortized, commencing upon

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

the general release of the software product to the Company’s customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis, typically over seven years. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. At December 31, 2008 and 2009, capitalized software development costs were $1,774 and $1,237, respectively. During the years ended December 31, 2007, 2008 and 2009, software development cost amortization totaled $704, $689 and $537, respectively. During 2007 and 2008, the Company recorded write-downs of capitalized software of $507 and $664, respectively, in research and development expenses in the Consolidated Statement of Operations.

Q. Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

R. Derivative Instruments and Hedging Activities:

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2008 and 2009, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2008 and 2009 were as follows:

	December 31,
	2008	2009

Notional amount	$2,322	$1,042
Fair value of liability	$226	$3

The Company recognized a gain of $278 with respect to forward contracts which matured during 2007. The Company recognized a loss of $720 and $116 with respect to forward contracts which matured during 2008 and 2009, respectively. The aggregate notional amount of these contracts was $8,802, $6,964 and $2,469, for 2007, 2008 and 2009, respectively.

S. Recent Accounting Pronouncements:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-14 on FASB Accounting Standards Codification (“ASC 985”), “Software—Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force.” The objective of this ASU is to clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This ASU is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal year 2011. Early adoption is permitted, but this ASU must be adopted in the same

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

period as, and use the same transition method that is used for, the ASU described in the following paragraph. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 on FASB ASC 605, “Revenue Recognition—Multiple Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force.” The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables are often provided at different points in time or over different time periods. This ASU provides amendments to the criteria in FASB Accounting Standards Codification (“ASC”) 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this ASU also will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

In June 2009, the FASB issued ASC 105 (formerly, SFAS No. 168, “Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”), which states that the FASB ASC will become the source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Company adopted FASB ASC 105 during the quarter ended September 30, 2009 and the adoption did not have any effect on the Company’s financial condition or results of operations.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165, “Subsequent Events”). FASB ASC 855 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 establishes (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated all subsequent events through the date of issuance of the Company’s financial statements. The Company adopted FASB ASC 855 during the quarter ended June 30, 2009 and the adoption did not have any effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued ASC 820 (formerly, FASB Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). FASB ASC 820 provides additional guidance for estimating fair value in accordance with FASB ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation techniques used to measure fair value. FASB ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The Company adopted FASB ASC 820 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

In April 2009, the FASB issued ASC 825 (formerly FSP No. 107-b and Accounting Principle Board Opinion No. 28-a, “Interim Disclosures about Fair Value of Financial Instruments”). FASB ASC 825 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company adopted FASB ASC 825 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

In April 2009, the FASB issued ASC 320 (formerly FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). FASB ASC 320 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FASB ASC 320 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSP for the interim and annual periods ending after March 15, 2009. The Company adopted FASB ASC 320 during the quarter ended June 30, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

In April 2009, the FASB issued ASC 805 (formerly FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”). FASB ASC 805 amends and clarifies previous authoritative guidance, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Under FASB ASC 805, an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition date fair value can be determined during the measurement period. If the acquisition date fair value cannot be determined, the acquirer applies the recognition criteria in FASB ASC 450, (formerly SFAS No. 5, “Accounting for Contingencies,” and FIN 14, “Reasonable Estimation of the Amount of a Loss”), to determine whether the contingency should be recognized as of the acquisition date or after it. The Company adopted ASC 805 in the quarter ended March 31, 2009 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

3. Business Combinations:

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

The closing under the Asset Purchase Agreement occurred on December 18, 2007 and the Company paid $59,134 in cash and acquisition costs, of which $57,897 was paid during 2007, and issued 1,307 shares of Company common stock for a total purchase price of $73,168. The measurement date was determined to be the date the acquisition was consummated since the number of shares to be distributed was not determinable until that date. The market price used to value the Rudolph shares issued as consideration for PCTA was $10.73, which represents the average closing market price of Rudolph’s common stock for the three day period ended December 18, 2007.

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

$73,168

The fair value of inventories included a step-up of $2,252, of which $1,691 was recognized in cost of revenues for the year ended December 31, 2009. At the acquisition date, the Company formulated a plan to exit or restructure certain activities. The Company recorded $254 for these activities during the year ended December 31, 2007.

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

Of the $16,200 of acquired identifiable assets, the following table reflects the allocation of the acquired identifiable assets and related preliminary estimates of useful lives:

Developed technology	$11,600	8 years estimated useful life
Customer and distributor relationships	2,900	7.2 years weighted average estimated useful life
Trade names	700	3 years estimated useful life
In-process research and development	1,000	Expensed at acquisition date

	$16,200

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Approximately $1.0 million of the acquired identifiable intangible assets represents the estimated fair value of in-process research and development (“IPRD”) projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the Consolidated Statement of Operations at the merger date. The purchased in-process technology project was a probe card test project, related to the next generation of the Company’s ProbeWoRx systems with enhanced capabilities, and was approximately 20% complete as of the date of acquisition. The costs to complete this project consisted primarily of internal engineering labor costs and the project was completed in the first half of 2009.

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

Year Ended
December 31,
2007
(Unaudited)

Revenues	$194,262
Net income	$13,213
Earnings per share:
Basic	$0.43
Diluted	$0.43

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

Adventa

On August 3, 2009, the Company announced that it had acquired Adventa Control Technologies, Inc. (“Adventa”), headquartered in Plano, Texas. The acquired business is currently known as the Rudolph Technologies Process Control Group. The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.

4. Fair Value Measurements:

The Company applies a three-level valuation hierarchy for fair value measurements. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based on management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s fair value

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

measurement classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following tables provide the assets carried at fair value measured on a recurring basis as of December 31, 2008 and December 31, 2009:

	Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2008
U.S. Treasury notes	$219	$219	$—	$—
Auction rate securities	361	—	—	361
All other marketable securities	9,969	—	9,969	—
Foreign currency forward contracts	(226)	(226)	—	—

Total	$10,323	$(7)	$9,969	$361

December 31, 2009
U.S. Treasury notes	$212	$212	$—	$—
Auction rate securities	248	—	—	248
All other marketable securities	2,620	—	2,620	—
Foreign currency forward contracts	(3)	(3)	—	—

Total	$3,077	$209	$2,620	$248

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

Level 3 investments consist of auction rate securities for which the Company uses a discounted cashflow model to value these investments. This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)

Balance at December 31, 2008	$361
Unrealized losses in accumulated other comprehensive loss	(113)
Purchases, issuances, and settlements, net	—

Balance at December 31, 2009	$248

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

See Note 5 for additional discussion regarding the fair value of the Company’s marketable securities.

5. Marketable Securities:

The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses, interest and dividends on available-for-sale securities are included in “Interest income and other, net.” Net realized losses of $0, $79 and $1 were included in the Consolidated Statement of Operations for 2007, 2008 and 2009, respectively. The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.

As of December 31, 2009, the Company held one auction-rate security with a fair value of $248. The underlying asset of the Company’s auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of December 31, 2009, the Company has recorded a cumulative temporary unrealized impairment loss of $252 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of these securities. The Company believes that this impairment is temporary as it does not intend to sell these securities, the Company will not be required to sell these securities before recovery, and the Company expects to recover the amortized cost basis of these securities.

The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2008 and 2009 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At December 31, 2008 and 2009, marketable securities are categorized as follows:

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Holding Gains	Holding Losses	Value

December 31, 2008
Treasury notes and obligations of agencies	$9,941	$15	$(27)	$9,929
Tax-free auction rate securities	500	—	(139)	361
Asset-backed securities	257	2	—	259

Total marketable securities	$10,698	$17	$(166)	$10,549

December 31, 2009
Treasury notes and obligations of agencies	$2,819	$13	$—	$2,832
Tax-free auction rate securities	500	—	(252)	248

Total marketable securities	$3,319	$13	$(252)	$3,080

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2008 and 2009:

	December 31, 2008		December 31, 2009
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due within one year	$9,401	$9,379	$2,452	$2,456
Due after one through five years	797	809	367	376
Due after five through ten years	—	—	—	—
Due after ten years	500	361	500	248

Total marketable securities	$10,698	$10,549	$3,319	$3,080

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2008 and 2009.

	In Unrealized Loss Position		In Unrealized Loss Position
	for less than 12 Months		for greater than 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses

December 31, 2008
Treasury notes and obligations of agencies	$6,301	$(27)	$—	$—
Tax-free auction rate securities	361	(139)	—	—

Total marketable securities	$6,662	$(166)	$—	$—

December 31, 2009
Treasury notes and obligations of agencies	$—	$—	$—	$—
Tax-free auction rate securities	—	—	248	(252)

Total marketable securities	$—	$—	$248	$(252)

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

6. Inventories:

Inventories are comprised of the following:

	December 31,
	2008	2009

Materials	$23,821	$19,343
Work-in-process	15,202	14,577
Finished goods	18,053	11,614

Total inventories	$57,076	$45,534

The Company has established reserves of $11,631 and $9,474 at December 31, 2008 and 2009, respectively, for slow moving and obsolete inventory. During 2008, the Company recorded a charge of $14,124 for the write-down of inventory for excess parts, for older product lines and for parts that design and engineering advancements rendered obsolete. In 2008, the Company disposed of $5,887 of inventory. During 2009, the Company recorded a

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

charge in cost of revenues of $4,832 for the write-down of inventory for excess parts, for older product lines and for parts that design and engineering advancements rendered obsolete. In 2009, the Company disposed of $6,989 of inventory.

7.	Property, Plant and Equipment:

Property, plant and equipment, net is comprised of the following:

	December 31,
	2008	2009

Land and building	$4,927	$4,927
Machinery and equipment	16,647	13,382
Furniture and fixtures	2,710	2,730
Computer equipment	6,262	6,089
Leasehold improvements	6,986	6,102

	37,532	33,230
Accumulated depreciation	(18,479)	(20,389)

Total property, plant and equipment, net	$19,053	$12,841

Depreciation expense amounted to $4,500, $4,500 and $6,751 for the years ended December 31, 2007, 2008, and 2009, respectively.

8.	Identifiable Intangible Assets and Goodwill:

Identifiable Intangible Assets

Identifiable intangible assets as of December 31, 2008 and 2009 are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization	Impairment	Net

December 31, 2008
Developed technology	$51,243	$15,858	$28,259	$7,126
Customer and distributor relationships	7,300	1,766	4,810	724
Trade names	4,100	1,132	1,164	1,804

Total identifiable intangible assets	$62,643	$18,756	$34,233	$9,654

December 31, 2009
Developed technology	$53,390	$16,894	$28,259	$8,237
Customer and distributor relationships	7,436	1,864	4,810	762
Trade names	4,342	1,356	1,164	1,822

Total identifiable intangible assets	$65,168	$20,114	$34,233	$10,821

Intangible asset amortization expense amounted to $4,476, $5,890 and $1,358 for the years ended December 31, 2007, 2008 and 2009, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense amounts to $1,651 for 2010, $1,548 for 2011, $1,548 for 2012, $1,548 for 2013, and $1,338 for 2014.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Identifiable Intangible Assets Impairment

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

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2007	$188,832
PCTA acquisition	2,981
Tax adjustments related to prior acquisition	1,059
Goodwill impairment	(192,872)

Balance as of December 31, 2008	—
Adventa acquisition	3,282

Balance as of December 31, 2009	$3,282

Goodwill Impairment

The Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

During October 2008, the Company experienced a significant decline in its stock price. As a result of the decline in stock price, the Company’s market capitalization plus an implied control premium fell significantly below the recorded value of its consolidated net assets as of October 31, 2008. In performing the goodwill impairment test, the Company used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value. The impairment test resulted in no value attributable to the Company’s goodwill and accordingly, the Company wrote off all of its $192.9 million of goodwill as of October 31, 2008.

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

Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2007	2008	2009

Balance, beginning of the year	$2,171	$2,365	$1,813
Accruals	2,669	1,868	894
Warranty liability assumed in merger	532	215	—
Usage	(3,007)	(2,635)	(2,007)

Balance, end of the year	$2,365	$1,813	$700

Legal Matters

From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any legal proceedings or claims that management believes would have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

Lease Agreements

The Company rents space for its manufacturing and service operations and sales offices, which expire through 2018. Total rent expense for these facilities amounted to $2,264, $2,821 and $2,720 for the years ended December 31, 2007, 2008 and 2009, respectively.

The Company also leases certain equipment pursuant to operating leases, which expire through 2013. Rent expense related to these leases amounted to $171, $148 and $122 for the years ended December 31, 2007, 2008 and 2009, respectively.

Total future minimum lease payments under noncancelable operating leases as of December 31, 2009 amounted to $2,791 for 2010, $2,305 for 2011, $1,743 for 2012, $1,453 for 2013, $1,493 for 2014 and $3,521 for all periods thereafter.

Royalty Agreements

Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $1,389, $838 and $279 for the years ended December 31, 2007, 2008 and 2009, respectively.

Open and Committed Purchase Orders

The Company has open and committed purchase orders of $16,868 as of December 31, 2009.

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

The Company established the 1999 Stock Plan (the “1999 Plan”) effective August 31, 1999. The 1999 Plan provided for the grant of 2,000 stock options and stock purchase rights, subject to annual increases, to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan typically grade vested over a five-year period and expired ten years from the date of grant. Restricted stock units granted under the 1999 Plan typically vested over a five-year period for employees and one year for directors. Restricted stock units granted to employees had time based vesting or performance and time based vesting. In the fourth quarter of 2009, the 1999 Plan expired and as of December 31, 2008 and 2009, there were 1,562 and no shares of common stock reserved for future grants under the 1999 Plan, respectively.

The Company established the 2009 Stock Plan (the “2009 Plan”) effective November 1, 2009. The 2009 Plan provides for the grant of 3,300 stock options and stock purchase rights to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. As the 1999 Plan expired in the fourth quarter of 2009, shares of common stock reserved for future grants of 753 from the 1999 Plan were carried forward into the allocated balance of the 2009 Plan. Options granted under the 2009 Plan typically grade vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 2009 Plan typically vest over a five-year period for employees and one year for directors. Restricted stock units granted to employees have time based vesting or performance and time based vesting. As of December 31, 2009, there were 4,050 shares of common stock reserved for future grants under the 2009 Plan.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table reflects share-based compensation expense by type of award:

	Year Ended December 31,
	2007	2008	2009

Share-based compensation expense:
Stock options	$721	$508	$453
Restricted stock units	2,398	2,897	3,306

Total share-based compensation	3,119	3,405	3,759
Tax effect on share-based compensation	1,279	1,396	1,541

Net effect on net income	$1,840	$2,009	$2,218

Tax effect on:
Cash flows from financing activities	$148	$—	$—
Effect on earnings per share—basic	$(0.06)	$(0.07)	$(0.07)
Effect on earnings per share—diluted	$(0.06)	$(0.07)	$(0.07)

Valuation Assumptions for Stock Options

For the years ended, December 31, 2007 and 2008, there were no stock options granted. For year ended, December 31, 2009, there were 397 stock options granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2009

Expected life (years)	4.9
Expected volatility	82.0%
Expected dividend yield	0.0%
Risk-free interest rate	2.0%
Weighted average fair value per option	$4.50

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Stock Option Activity

A summary of the Company’s stock option activity with respect to the years ended December 31, 2007, 2008 and 2009 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise Price	Contractual	Intrinsic
	Shares	Per Share	Term (years)	Value

Outstanding at December 31, 2006	3,108	$20.98
Granted	—	—
Exercised	(96)	11.54
Expired	(241)	14.39
Forfeited	(16)	21.93

Outstanding at December 31, 2007	2,755	21.27
Granted	—	—
Exercised	(11)	1.95
Expired	(425)	22.52
Forfeited	(12)	15.96

Outstanding at December 31, 2008	2,307	21.16
Granted	397	6.88
Exercised	(14)	3.07
Expired	(485)	16.68
Forfeited	(17)	11.96

Outstanding at December 31, 2009	2,188	$19.75	4.0	$36

Vested or expected to vest at December 31, 2009	2,163	$19.89	4.0	$36

Exercisable at December 31, 2009	1,773	$22.64	2.8	$36

The total intrinsic value of the stock options exercised during 2007, 2008 and 2009 was $506, $87 and $41, respectively. In connection with these exercises, the tax benefits realized by the Company for 2007, 2008 and 2009 were $191, $0 and $0, respectively.

The options outstanding and exercisable at December 31, 2009 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise Prices	Shares	Life (years)	Exercise Price	Shares	Exercise Price

$ 3.55 - $ 9.32	446	8.5	$6.97	56	$7.58
$10.00 - $15.48	460	4.1	$13.51	439	$13.44
$15.55 - $21.13	449	3.5	$17.38	445	$17.39
$21.78 - $26.20	451	2.7	$24.41	451	$24.41
$26.75 - $50.30	382	1.0	$39.41	382	$39.41

$ 3.55 - $50.30	2,188	4.0	$19.75	1,773	$22.64

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

As of December 31, 2009, there was $1,497 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average remaining period of 3.1 years.

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2007, 2008 and 2009 follows:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value

Nonvested at December 31, 2006	336	$16.68
Granted	463	$15.69
Vested	(86)	$16.24
Forfeited	(33)	$16.24

Nonvested at December 31, 2007	680	$16.08
Granted	334	$7.53
Vested	(185)	$14.77
Forfeited	(100)	$14.60

Nonvested at December 31, 2008	729	$12.70
Granted	919	$4.86
Vested	(237)	$11.48
Forfeited	(39)	$10.40

Nonvested at December 31, 2009	1,372	$7.72

As of December 31, 2009, there was $7,183 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan (the “ESPP”) effective November 1, 2009. The Company’s prior employee stock purchase plan, effective August 31, 1999, expired in the fourth quarter of 2009. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of Company common stock at the end of the applicable six-month purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by FASB ASC 718. No stock-based compensation expense for the ESPP was recorded for the years ended December 31, 2007, 2008 and 2009. As of December 31, 2008 and 2009, there were 2,273 and 300 shares available for issuance under the ESPP, respectively.

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. The Company temporarily suspended its matching contributions to the plan for the six months ended December 31, 2009. The Company reinstated the matching contributions to the plan effective January 1,

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

2010. Company matching contributions to the plan totaled $746, $899 and $340 for the years ended December 31, 2007, 2008 and 2009, respectively.

Profit Sharing Program

The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2007, 2008 and 2009.

12.	Interest Income and Other, Net:

	Year Ended December 31,
	2007	2008	2009

Interest income	$4,143	$1,230	$271
Realized losses on sale of marketable securities	—	(79)	(1)
Rental income	6	—	—

Total interest income and other, net	$4,149	$1,151	$270

13.	Income Taxes:

The components of income tax expense are as follows:

	Year Ended December 31,
	2007	2008	2009

Current:
Federal	$3,827	$(3,985)	$(2,640)
State	939	11	(46)
Foreign	3,395	2,308	230

	8,161	(1,666)	(2,456)

Deferred:
Federal	(2,507)	(3,155)	157
State	(674)	572	37
Foreign	(134)	134	23

	(3,315)	(2,449)	217

Total income tax expense (benefit)	$4,846	$(4,115)	$(2,239)

Income before income tax of $2,856 and $13,849 was generated by domestic and foreign operations, respectively, in 2007. Income (loss) before income tax of $(263,081) and $9,280 was generated by domestic and foreign operations, respectively, in 2008. Income (loss) before income tax of $(32,123) and $256 was generated by domestic and foreign operations, respectively, in 2009.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2008	2009

Research and development credit carryforward	$6,066	$7,445
Reserves and accruals not currently deductible	1,149	1,493
Deferred revenue	1,507	1,015
Domestic net operating loss carryforwards	358	7,393
Depreciation	468	759
Capital losses	493	497
Foreign net operating loss and credit carryforwards	899	3,935
Intangibles	23,045	17,379
Tax deductible transaction costs	648	601
Share-based compensation	1,238	114
Inventory obsolescence reserve	5,754	5,098
Other	563	668

Gross deferred tax assets	42,188	46,397
Valuation allowance for deferred tax assets	(36,491)	(43,267)

Deferred tax assets after valuation allowance	5,697	3,130

Intangibles	(2,593)	—
Other	(201)	(32)

Gross deferred tax liabilities	(2,794)	(32)

Net deferred tax assets	$2,903	$3,098

At December 31, 2008 and 2009, we had valuation allowances of $36,491 and $43,267 on certain of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. Valuation allowances have been recorded on substantially all of the Company’s deferred tax assets as of December 31, 2008 and 2009, except for $2,896 and $3,094 of research and development credits which are reserved for in the Company’s ASC 740 provision and $7 and $4 for alternative minimum tax credits, as the Company has incurred cumulative losses. The Company computes cumulative losses for these purposes by adjusting pretax results for permanent items.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% for the years ended December 31, 2007, 2008 and 2009 to income before provision for income taxes as follows:

	Year Ended December 31,
	2007	2008	2009

Federal income tax provision at statutory rate	$5,847	$(88,830)	$(11,154)
State taxes, net of federal effect	306	(1,789)	(904)
Non-deductible goodwill impairment charges	—	50,440	—
Foreign taxes net of federal effect	—	1,342	525
In-process research and development write-off	350	—	—
Research tax credit	(992)	(419)	(37)
Domestic manufacturing benefit	(279)	—	—
Change in valuation allowance for deferred tax assets	331	35,196	8,312
True up of prior year benefit	(531)	(45)	580
Other	(186)	(10)	439

Provision (benefit) for income taxes	$4,846	$(4,115)	$(2,239)

Effective tax rate	29%	2%	7%

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more likely than not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.

At December 31, 2009, the Company had federal, state and foreign net operating loss carryforwards of $16,738, $26,919 and $1,631, respectively. The net operating loss carryforwards expire on various dates through December 31, 2029. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. At December 31, 2009, the Company had federal and state research & development credits and foreign tax credit carryforwards of $5,601, $2,860 and $3,243, respectively. The federal research & development credits are set to expire at various dates through December 31, 2029. The state research & development credits are set to expire at various dates through December 21, 2023. The foreign tax credit is set to expire at various dates through December 31, 2017.

The total amount of unrecognized tax benefits were as follows:

	December 31,
	2007	2008	2009

Unrecognized tax benefits, opening balance	$4,552	$5,875	$5,967
Gross increases—tax positions in prior period	635	700	(71)
Gross increases—current-period tax positions	1,301	225	68
Lapse of statute of limitations	(613)	(833)	(433)

Unrecognized tax benefits, ending balance	$5,875	$5,967	$5,531

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Included in the balance of unrecognized tax benefits at December 31, 2008 and 2009 are unrecognized tax benefits of $5,967 and $5,531, of which $3,306 and $3,245, would be reflected as an adjustment to income tax expense if recognized, respectively. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2007, 2008 and 2009, the Company recognized approximately $33, $37 and $16 in interest and penalties expense associated with uncertain tax positions, respectively. As of December 31, 2008 and 2009, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $143 and $170, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company has not been contacted by the Internal Revenue Service for examination of income tax returns for open periods, December 31, 2006 through December 31, 2008. The Company is currently under examination by the State of Minnesota for tax years 2005 through 2007. In 2009, the State of New Jersey closed its audit for the years 2005 through 2007 without any material adjustments. The Company has not been contacted by any other U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2004.

The Workers, Homeownership, and Business Assistance Act of 2009 was signed on November 6, 2009, under which, the Company is able to carryback its 2009 net operating loss five years to previously profitable years that were not available to the Company for carryback prior to the new tax legislation. The Company intends to carry a portion of its 2009 federal loss back and expects to receive refunds totaling approximately $3,120 in 2010.

14.	Manufacturing Consolidation:

Budd Lake, New Jersey, Facility

During the three months ended December 31, 2009, the Company initiated a consolidation of a portion of its facility in Budd Lake, NJ and will move the New Jersey manufacturing operations to its facility in Bloomington, MN. In connection with this consolidation, the Company recorded a total charge of $6,449, including $4,312 for asset write-downs, $1,949 for lease termination charges and $188 for employee termination costs, related to the Company’s manufacturing facility. These charges were recorded in cost of revenues and selling, general and administrative expenses for $2,860 and $3,589, respectively.

The Company expects the total cost of this manufacturing consolidation to range between $7,000 to $9,000 through its expected completion in 2010. The following table sets forth the Company’s reserve as of December 31, 2009 relating to its consolidation of its manufacturing operations in Budd Lake, NJ, and reflects the activity affecting the reserve for the year then ended.

	Year Ended December 31, 2009
	Beginning Reserve	Charged to Costs	Payments	Ending Reserve
	Balance	and Expenses	and Other	Balance

Asset write-down	$—	$4,312	$(4,312)	$—
Employee terminations	—	188	(29)	159
Manufacturing capacity	—	1,949	—	1,949

	$—	$6,449	$(4,341)	$2,108

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

15.	Segment Reporting and Geographic Information:

The Company reports one reportable segment. Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision maker. The Company’s chief decision maker is the Chief Executive Officer. The Company is engaged in the design, development, and manufacture of high-performance control metrology, defect inspection and data analysis systems used by semiconductor device manufacturers. The Company and its subsidiaries currently operate in a single reportable segment: the design, development, manufacture, sale and service of process control systems used in semiconductor device manufacturing. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

The following table lists the different sources of revenue:

	Year Ended December 31,
	2007		2008		2009

Systems:
Inspection	$86,196	53%	$73,465	56%	$38,027	48%
Metrology	34,738	22	21,118	16	8,921	11
Parts	15,261	10	20,801	16	15,428	20
Services	11,354	7	11,246	9	9,590	12
Software licensing	12,580	8	4,410	3	6,691	9

Total revenue	$160,129	100%	$131,040	100%	$78,657	100%

For geographical reporting, revenues are attributed to the geographic location in which the customer is located. Revenue by geographic region is as follows:

	Year Ended December 31,
	2007	2008	2009

Revenues from third parties:
United States	$36,710	$30,744	$21,673
Asia	93,631	74,661	47,883
Europe	29,788	25,635	9,101

Total	$160,129	$131,040	$78,657

One customer represented 12%, 11% and 14% of revenue for the years ended December 31, 2007, 2008 and 2009, respectively. The accounts receivable of that customer totaled $1,680, $1,258 and $2,582 at December 31, 2007, 2008 and 2009, respectively. No other customer was above 10% of revenue for the years ended December 31, 2007, 2008 or 2009.

Substantially all of the Company’s assets are within the United States of America.

16.	Earnings (Loss) Per Share:

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. For the year ended December 31, 2007, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,185 and 129, respectively. For the year ended December 31, 2008, all outstanding stock options and restricted stock units totaling 2,307 and 729, respectively, were excluded from the computation of

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

diluted loss per share because the effect in the period would be anti-dilutive. For the year ended December 31, 2009, all outstanding stock options and restricted stock units totaling 2,188 and 1,372, respectively, were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive

The computations of basic and diluted loss per share for the years ended December 31, 2007, 2008, and 2009 are as follows:

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

For the year ended December 31, 2007
Basic earnings per share:
Net income	$11,859	29,168	$0.41
Effect of dilutive stock options and restricted stock units	—	144	(0.01)

Diluted earnings per share:
Net income	$11,859	29,312	$0.40

For the year ended December 31, 2008
Basic loss per share:
Net loss	$(249,686)	30,614	$(8.16)
Effect of dilutive stock options and restricted stock units	—	—	—

Diluted loss per share:
Net loss	$(249,686)	30,614	$(8.16)

For the year ended December 31, 2009
Basic loss per share:
Net loss	$(29,628)	30,888	$(0.96)
Effect of dilutive stock options and restricted stock units	—	—	—

Diluted loss per share:
Net loss	$(29,628)	30,888	$(0.96)

17.	Share Repurchase Program

In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company’s common stock. As of the time of filing this Annual Report on Form 10-K, the Company has not purchased any shares under this program.

18.	Subsequent Events

The Company has evaluated all subsequent events through March 5, 2010, which represents the filing date of this Form 10-K with the Securities and Exchange Commission, to ensure that this Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2009, and events which occurred subsequent to December 31, 2009 but were not recognized in the financial statements. As of March 5, 2010, there were no subsequent events which required recognition or disclosure.

19.	Quarterly Consolidated Financial Data (unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2009. In the opinion of the Company’s management, this quarterly information

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

Year-over-year quarterly comparisons of the Company’s results of operations may not be as meaningful as the sequential quarterly comparisons set forth below tend to reflect the cyclical activity of the semiconductor industry as a whole. The 2008 fourth quarter reflects a charge of $227,105 for the impairment of goodwill and identifiable intangible assets. Other quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year and the purchase accounting effects of business combinations.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008	Total

Revenues	$37,210	$38,416	$38,986	$16,428	$131,040
Gross profit	15,115	17,721	16,806	(5,990)	43,652
Loss before income taxes	(3,063)	(2,814)	(878)	(247,046)	(253,801)
Net loss	(1,646)	(1,985)	(448)	(245,607)	(249,686)
Loss per share:
Basic	$(0.05)	$(0.06)	$(0.01)	$(7.96)	$(8.16)
Diluted	$(0.05)	$(0.06)	$(0.01)	$(7.96)	$(8.16)
Weighted average number of shares outstanding:
Basic	30,533	30,669	30,781	30,842	30,614
Diluted	30,533	30,669	30,781	30,842	30,614

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009	Total

Revenues	$11,061	$15,341	$23,330	$28,925	$78,657
Gross profit	2,284	5,406	9,473	11,689	28,852
Loss before income taxes	(10,958)	(8,669)	(5,574)	(6,666)	(31,867)
Net loss	(10,054)	(8,625)	(4,835)	(6,114)	(29,628)
Loss per share:
Basic	$(0.33)	$(0.28)	$(0.16)	$(0.20)	$(0.96)
Diluted	$(0.33)	$(0.28)	$(0.16)	$(0.20)	$(0.96)
Weighted average number of shares outstanding:
Basic	30,788	30,957	31,109	30,990	30,888
Diluted	30,788	30,957	31,109	30,990	30,888

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance at
	Beginning of	Charged to (Recovery	Charged to Other		Balance at End
Description	Period	of) Costs and Expense	Accounts (net)	Deductions	of Period

Year 2007:
Allowance for doubtful accounts	$299	$(85)	$—	$—	$214
Inventory valuation	2,805	661	—	72	3,394
Warranty	2,171	2,669	532	3,007	2,365
Deferred tax valuation allowance	964	331	—	—	1,295
Year 2008:
Allowance for doubtful accounts	$214	$445	$—	$—	$659
Inventory valuation	3,394	14,124	—	5,887	11,631
Warranty	2,365	1,868	215	2,635	1,813
Deferred tax valuation allowance	1,295	35,196	—	—	36,491
Year 2009:
Allowance for doubtful accounts	$659	$(57)	$—	$—	$602
Inventory valuation	11,631	4,832	—	6,989	9,474
Warranty	1,813	894	—	2,007	700
Deferred tax valuation allowance	36,491	8,312	(853)	683	43,267

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Rudolph Technologies, INC.

By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	March 5, 2010

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Paul F. Mclaughlin Paul F. Mclaughlin	Chairman and Chief Executive Officer	March 5, 2010

/s/ Steven R. Roth Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2010

/s/ Leo Berlinghieri Leo Berlinghieri	Director	March 5, 2010

/s/ Daniel H. Berry Daniel H. Berry	Director	March 5, 2010

/s/ Thomas G. Greig Thomas G. Greig	Director	March 5, 2010

/s/ Richard F. Spanier Richard F. Spanier	Director	March 5, 2010

/s/ Aubrey C. Tobey Aubrey C. Tobey	Director	March 5, 2010

/s/ John R. Whitten John R. Whitten	Director	March 5, 2010

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Registrant’s Schedule 13D filed on July 7, 2005).
2.2		Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2005).
2.3		Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2007).
3.1		Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(b)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871 filed on September 9, 1999).
3.2		Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit (3.2(b) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999.
3.3		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 15, 2006, No. 000-27965).
3.4		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.5		Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
4.1		Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed on June 28, 2005, No 000-27965).
4.2		August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting, filed on March 11, 2004, No. 000-30637).
10	.1+	License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10	.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10	.3*	Amended 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 14, 2001).
10	.4*	Form of 1999 Stock Plan (incorporated by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999)
10	.5*	Form of 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit (10.6) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10	.6*	Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).
10	.7*	Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q, filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).
10	.8*	Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

Exhibit
No.		Description

10	.9*	Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10	.10*	Form of option agreement under 1999 Stock Plan (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 5, 2004).
10	.11*	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 21, 2005).
10.12		Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Schedule 13D filed on July 7, 2005).
10	.13*	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10	.14*	Rudolph Technologies, Inc. 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10	.15*	Executive Change of Control Agreement, dated as of August 20, 2009, by and between Rudolph Technologies, Inc. and Nathan H. Little (incorporated by reference to Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).
14.1		Rudolph Technologies Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).
14.2		Rudolph Technologies Financial Code of Ethics (incorporated by reference to Exhibit 14.1 to Registrant’s annual report on Form 10-K, filed on March 16, 2006).
21.1		Subsidiaries.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
23.2		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

+	Confidential treatment has been granted with respect to portions of this exhibit.

*	Management contract, compensatory plan or arrangement.