Form 10-Q
period 2010-03-31
RUDOLPH TECHNOLOGIES INC
filed 2010-04-30
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended: March 31, 2010
                                                                                                                                                                                            OR

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

        The number of outstanding shares of the Registrant's Common Stock on April 19, 2010 was 31,186,647.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$ 57,715	$ 57,839
Marketable securities	9,379	3,080
Accounts receivable, less allowance of $410 and $602	40,848	35,312
Inventories	47,892	45,534
Prepaid expenses and other current assets	4,491	4,626
Total current assets	160,325	146,391
Property, plant and equipment, net	12,541	12,841
Goodwill	3,282	3,282
Identifiable intangible assets, net	10,408	10,821
Other assets	4,766	4,868
Total assets	$ 191,322	$ 178,203

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 16,081	$ 9,793
Other current liabilities	13,542	9,817
Total current liabilities	29,623	19,610
Non-current liabilities	6,802	7,462
Total liabilities	36,425	27,072

Commitments and contingencies

Stockholders' equity:
Common stock	31	31
Additional paid-in capital	388,815	387,486
Accumulated other comprehensive loss	(1,456)	(1,848)
Accumulated deficit	(232,493)	(234,538)
Total stockholders' equity	154,897	151,131
Total liabilities and stockholders' equity	$ 191,322	$ 178,203

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues	$ 40,622	$ 11,061
Cost of revenues	20,335	8,777
Gross profit	20,287	2,284
Operating expenses:
Research and development	7,847	6,743
Selling, general and administrative	9,006	7,254
Amortization	413	289
Total operating expenses	17,266	14,286
Operating income (loss)	3,021	(12,002)
Interest income	36	122
Other income (expense)	(289)	922
Income (loss) before income taxes	2,768	(10,958)
Provision (benefit) for income taxes	723	(904)
Net income (loss)	$ 2,045	$ (10,054)
Earnings (loss) per share:
Basic	$ 0.07	$ (0.33)
Diluted	$ 0.07	$ (0.33)
Weighted average shares outstanding:
Basic	31,117	30,778
Diluted	31,352	30,778

  The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 2,045	$ (10,054)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Amortization	501	459
Depreciation	977	1,293
Foreign currency exchange (gain) loss	289	(920)
Net gain on sales of marketable securities	-	(2)
Share-based compensation	1,299	746
Provision for doubtful accounts and inventory valuation	200	967
Change in operating assets and liabilities
Accounts receivable	(5,393)	6,270
Inventories	(2,777)	(348)
Prepaid expenses and other assets	324	153
Accounts payable and accrued liabilities	6,364	(697)
Other current liabilities	3,670	(1,844)
Non-current liabilities	(686)	(71)
Net cash and cash equivalents provided by (used in) operating activities	6,813	(4,048)
Cash flows from investing activities:
Purchases of marketable securities	(7,424)	(1,083)
Proceeds from sales of marketable securities	1,174	3,274
Purchases of property, plant and equipment	(677)	(184)
Net cash and cash equivalents provided by (used in) investing activities	(6,927)	2,007
Cash flows from financing activities:
Issuance of shares through share-based compensation plans	30	-
Net cash and cash equivalents provided by financing activities	30	-
Effect of exchange rate changes on cash and cash equivalents	(40)	(326)
Net decrease in cash and cash equivalents	(124)	(2,367)
Cash and cash equivalents at beginning of period	57,839	67,735
Cash and cash equivalents at end of period	$ 57,715	$ 65,368

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three months period ended March 31, 2010 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission ("SEC") on March 5, 2010.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification ("the Codification" or "ASC"), which established the Codification as the single source of authoritative accounting guidance in conformity with U.S. GAAP. The Codification was effective beginning in the Company's second quarter 2009. The adoption of the Codification required the Company to revise its references to previous authoritative guidance, but it did not have any effect on either the Company's financial position or results of operations.

NOTE 2.   Business Combinations

Adventa

            On August 3, 2009, the Company announced that it had acquired Adventa Control Technologies, Inc. ("Adventa"), headquartered in Plano, Texas. The acquired business is currently known as the Rudolph Technologies Process Control Group.  The impact of the acquisition was not material to the Company's consolidated financial position or results of operations.

NOTE 3.  Fair Value Measurements

           The Company applies a three-level valuation hierarchy for fair value measurements. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based on management's assumptions used to measure assets and liabilities at fair value. A financial asset or liability's fair value measurement classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

            The following tables provide the assets carried at fair value measured on a recurring basis at March 31, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2010
Available-for-sale debt securities
U.S. Treasury notes	$ 208	$ 208	$ -	$ -
Auction rate securities	249	-	-	249
Municipal bonds	8,922	-	8,922	-
Total available-for-sale debt securities	$ 9,379	$ 208	$ 8,922	$ 249

Derivatives
Foreign currency forward contracts	(17)	(17)	-	-
Total derivatives	$ (17)	$ (17)	$ -	$ -
Total	$ 9,362	$ 191	$ 8,922	$ 249

December 31, 2009
Available-for-sale debt securities
U.S. Treasury notes	$ 212	$ 212	$ -	$ -
Auction rate securities	248	-	-	248
Municipal bonds	2,620	-	2,620	-
Total available-for-sale debt securities	$ 3,080	$ 212	$ 2,620	$ 248

Derivatives
Foreign currency forward contracts	(3)	(3)	-	-
Total derivatives	$ (3)	$ (3)	$ -	$ -
Total	$ 3,077	$ 209	$ 2,620	$ 248

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

           Level 3 investments consist of auction rate securities for which the Company uses a discounted cashflow model to value these investments. This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$ 248
Unrealized gains in accumulated other comprehensive loss	1
Purchases, issuances, and settlements, net	-
Transfers into (out of) Level 3	-
Balance at March 31, 2010	$ 249

            The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

            See Note 4 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 4.   Marketable Securities

            The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses, interest and dividends on available-for-sale securities are included in "Interest income and other, net."  There was no net realized gain or loss on available-for-sale securities for the three months ended March 31, 2010.  Net realized gains on available-for-sale securities was $2 for the three months ended March 31, 2009.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

            As of March 31, 2010, the Company held one auction-rate security with a fair value of $249. The underlying asset of the Company's auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of March 31, 2010, the Company has recorded a cumulative temporary unrealized impairment loss of $251 within "Accumulated other comprehensive loss" based upon its assessment of the fair value of these securities. The Company believes that this impairment is temporary as it does not intend to sell these securities, the Company will not be required to sell these securities before recovery, and the Company expects to recover the amortized cost basis of these securities.

        The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2010 and December 31, 2009 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

            At March 31, 2010 and December 31, 2009, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2010
Treasury notes and obligations of agencies	$ 9,119	$ 12	$ (1)	$ 9,130
Tax-free auction rate securities	500	-	(251)	249
Total marketable securities	$ 9,619	$ 12	$ (252)	$ 9,379

December 31, 2009
Treasury notes and obligations of agencies	$ 2,819	$ 13	$ -	$ 2,832
Tax-free auction rate securities	500	-	(252)	248
Total marketable securities	$ 3,319	$ 13	$ (252)	$ 3,080

            The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$ 8,759	$ 8,761	$ 2,452	$ 2,456
Due after one through five years	360	369	367	376
Due after five through ten years	-	-	-	-
Due after ten years	500	249	500	248
Total marketable securities	$ 9,619	$ 9,379	$ 3,319	$ 3,080

            The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at March 31, 2010.

	In Unrealized Loss Position for less than 12 Months		In Unrealized Loss Position for greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Treasury notes and obligations of agencies	$ 4,588	$ 1	$ -	$ -
Tax-free auction rate securities	-	-	249	251
Total	$ 4,588	$ 1	$ 249	$ 251

            See Note 3 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities

            The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2010 and December 31, 2009, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.

            The dollar equivalent of the U.S. dollar forward contracts and related fair values were as follows:

	March 31, 2010	December 31, 2009
Notional amount	$ 1,182	$ 1,042
Fair value of liability	$ 17	$ 3

NOTE 6.    Identifiable Intangible Assets and Goodwill

            Identifiable Intangible Assets

            Identifiable intangible assets as of  March 31, 2010 and December 31, 2009 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2010
Developed technology	$ 53,390	$ 45,475	$ 7,915
Customer and distributor relationships	7,436	6,702	734
Trade names	4,342	2,583	1,759
Total identifiable intangible assets	$ 65,168	$ 54,760	$ 10,408

December 31, 2009
Developed technology	$ 53,390	$ 45,153	$ 8,237
Customer and distributor relationships	7,436	6,674	762
Trade names	4,342	2,520	1,822
Total identifiable intangible assets	$ 65,168	$ 54,347	$ 10,821

            Intangible asset amortization expense for the three months ended March 31, 2010 and 2009 was $413 and $289, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2010 amounts to $1,238, and for each of the next five years estimated amortization expense amounts to $1,548 for 2011, $1,548 for 2012, $1,548 for 2013, $1,338 for 2014, and $541 for 2015.

        Goodwill

        Goodwill was $3,282 at both March 31, 2010 and December 31, 2009.

NOTE 7.    Inventories
	March 31,	December 31,
	2010	2009
Materials	$ 20,456	$ 19,343
Work-in-process	14,853	14,577
Finished goods	12,583	11,614
Total inventories	$ 47,892	$ 45,534

         The Company has established reserves of $9,568 and $9,474 as of March 31, 2010 and December 31, 2009, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

NOTE 8.   Property, Plant and Equipment
	March 31,	December 31,
	2010	2009
Land and building	$ 4,998	$ 4,927
Machinery and equipment	13,879	13,382
Furniture and fixtures	2,741	2,730
Computer equipment	6,188	6,089
Leasehold improvements	6,107	6,102
	33,913	33,230
Accumulated depreciation	(21,372)	(20,389)
Net property, plant and equipment	$ 12,541	$ 12,841

NOTE 9.   Commitments and Contingencies

        Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Three Months Ended March 31,
	2010	2009
Balance, beginning of the period	$ 700	$ 1,813
Accruals	511	182
Settlements	(281)	(896)
Balance, end of the period	$ 930	$ 1,099

        Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption "Accounts payable and accrued liabilities."

NOTE 10.   Share-Based Compensation

        Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the three month period ended March 31, 2010 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	1,372	$ 7.72
Granted	443	$ 7.51
Vested	(189)	$ 9.62
Forfeited	(7)	$ 10.69
Nonvested at March 31, 2010	1,618	$ 7.43

        As of March 31, 2010 and December 31, 2009, there was $9,065 and $7,183 of total unrecognized compensation cost related to restricted stock units granted under the plan, respectively.  That cost is expected to be recognized over a weighted average period of 2.7 years and 2.8 years for the respective periods.

NOTE 11.   Other Income (Expense)

	Three Months Ended March 31,
	2010	2009
Foreign currency exchange gains (losses), net	$ (298)	$ 920
Realized gains on sales of marketable securities, net	-	2
Total other income (expense)	$ (298)	$ 922

NOTE 12.   Comprehensive Income (Loss)

        The difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized losses on investments.

        The components of comprehensive income (loss) are as follows:

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$ 2,045	$ (10,054)
Change in net unrealized losses on investments, net of tax	(6)	(54)
Change in currency translation adjustments	398	(1,429)
Total comprehensive income (loss)	$ 2,437	$ (11,537)

NOTE 13.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  For the three months ended March 31, 2010, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,159 and 451, respectively.  For the three month period ended March 31, 2009, all outstanding stock options and restricted stock units totaling 2,221 and 800, respectively, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss)	$ 2,045	$ (10,054)
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	31,117	30,778
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	235	-
Diluted earnings (loss) per share - weighted average shares outstanding	31,352	30,778
Earnings (loss) per share:
Basic	$ 0.07	$ (0.33)
Diluted	$ 0.07	$ (0.33)

NOTE 14.    Restructuring and Write-down Charges

 As a result of the decline in the semiconductor capital equipment industry between 2008 and 2009 and its effect on the Company's  Metrology operations, the Company recorded restructuring and asset write-down charges  in the three months ended December 31, 2009.  The cumulative restructuring and write-down charges through the period ended March 31, 2010 are as follows:  1) $4,500 for asset write-downs, which includes inventory and fixed assets related to discontinued older product lines which the Company believes will not be competitive as the industry recovers;  2)  $1,845 for unused and excess rental space that has developed as the Company's Metrology operations have declined over time; and 3)  $341 for employee termination costs related to moving the manufacturing of the Company's metrology products from its facility in Budd Lake, NJ to its facility in Bloomington, MN.  These charges, which total $6,686, were recorded in Cost of revenues and Selling, general and administrative expenses for $3,048 and $3,638, respectively.

 The Company anticipates the total cost of these charges to range from $7,000 to $9,000 through the completion of the forgoing activities in the third quarter of 2010.  The anticipated future cash payments are expected to range from $2,000 to $4,200, primarily related to excess rental space.  The following table sets forth the Company's reserve as of March 31, 2010 and reflects the activity affecting the reserve for the three month period ended March 31, 2010.

	Balance at December 31, 2009	Charged to Costs and Expenses	Payments and Other	Balance at March 31, 2009
Asset write-down	$ -	$ 188	$ (188)	$ -
Employee terminations	159	172	(159)	172
Excess rental space	1,949	-	(179)	1,770
Total	$ 2,108	$ 360	$ (526)	$ 1,942

NOTE 15.   Segment Reporting and Geographic Information

            The Company reports one reportable segment. Operating segments are business units that have separate financial information and are separately reviewed by the Company's chief decision maker. The Company's chief decision maker is the Chief Executive Officer. The Company is engaged in the design, development, and manufacture of high-performance control metrology, defect inspection and data analysis systems used by semiconductor device manufacturers. The Company and its subsidiaries currently operate in a single reportable segment: the design, development, manufacture, sale and service of process control systems used in semiconductor device manufacturing. The chief decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

          The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2010		2009
Systems:
Metrology	$ 4,279	11%	$ 2,420	22%
Inspection	24,330	59%	3,000	27%
Parts	5,557	14%	2,926	27%
Services	2,685	7%	2,149	19%
Software licensing	3,771	9%	566	5%
Total revenue	$ 40,622	100%	$ 11,061	100%

         For geographical reporting, revenues are attributed to the geographic location in which the customer is located.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2010	2009
United States	$ 8,247	$ 5,767
Asia	29,494	3,826
Europe	2,881	1,468
Total revenue	$ 40,622	$ 11,061

        Customers comprising 10% or more of revenue:

	Three Months Ended
	March 31,
	2010	2009
Customer A	16%	-
Customer B	13%	-
Customer C	12%	-
Customer D	10%	27%

NOTE 16.   Recent Accounting Pronouncements

        In February 2010, the FASB issued Account Standards Update ("ASU") No.2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Disclosure Requirements."  The objective of this ASU was to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financials statements.  This ASU is to be applied immediately upon issuance.  The Company does not expect its adoption to have a significant effect on its consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  The objective of this ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements.  In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements, which are effective for reporting periods beginning after December 15, 2010.  The Company adopted the new guidance in the first quarter of 2010, except for the disclosures related to purchases, sales, issuance and settlements, which will be effective for the Company beginning in the first quarter of 2011. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company's consolidated financial statements.

        In October 2009, the FASB issued ASU No. 2009-14 on FASB ASC 985, "Software -  Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force."  The objective of this ASU is to clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This ASU is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal 2011. Early adoption is permitted, but this ASU must be adopted in the same period as, and use the same transition method that is used for, the ASU described in the subsequent paragraph. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

            In October 2009, the FASB issued ASU No. 2009-13 on FASB ASC 605, "Revenue Recognition - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force."  The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this ASU also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010, which for the Company is its year beginning January 1, 2011.  The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial statements.

NOTE 17.   Share Repurchase Program

        In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company's common stock.  As of the time of filing this Quarterly Report on Form 10-Q, the Company has not purchased any shares under this program.

NOTE 18.   Reclassifications

        Certain prior period amounts have been reclassified to conform to current financial statement presentation.   These amounts include the reclassification of foreign currency exchange gains and losses from Selling, general and administrative expense to Other income (expense).

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

            The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this Quarterly Report, other than as required by law.

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

            Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.

            For more information, please see our critical accounting policies as previously disclosed in our 2009 Annual Report on Form 10-K.

            See Note 16 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on the Company's financial position and results of operations.

Results of Operations for the Three Month Periods Ended March 31, 2010 and 2009

            We are a worldwide leader in the design, development, manufacture and support of high-performance defect inspection, process control metrology, and data analysis systems used by semiconductor device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for both macro-defect inspection and transparent and opaque thin film measurements. All of these systems feature production-worthy automation and are backed by worldwide customer support.

             Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of approximately 45-60% for 2010. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.2 for the month of March 2010, increasing from the December 2009 book-to-bill ratio of 1.1.

            Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2010 and for the years ended December 31, 2009, 2008 and 2007, sales to customers that individually represented at least five percent of our revenues accounted for 68.9%, 44.8%, 36.3%, and 37.1% of our revenues, respectively.

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

            The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Three Months Ended	Years Ended
	March 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007
Asia	72.6%	60.8%	57.0%	58.5%
Europe	7.1%	11.6%	19.5%	18.6%
Total international revenue	79.7%	72.4%	76.5%	77.1%

            The sales cycle for our systems typically ranges from nine to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.

            Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues was $40.6 million for the three month period ended March 31, 2010, compared to $11.1 million for the three month period ended March 31, 2009, representing increases of  267.3% in the respective year-over-year period.

            The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended
	March 31,
	2010		2009
Systems:
Metrology	$ 4,279	11%	$ 2,420	22%
Inspection	24,330	59%	3,000	27%
Parts	5,557	14%	2,926	27%
Services	2,685	7%	2,149	19%
Software licensing	3,771	9%	566	5%
Total revenue	$ 40,622	100%	$ 11,061	100%

              The year-over-year increase in systems revenue for the three month period ended March 31, 2010 and 2009 is due to the beginning of a global economic recovery and increased capital spending in the semiconductor industry, and reflects an increase in inspection systems revenues of $21.3 million and an increase in metrology systems revenue of $1.9 million. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 67% of total revenues for the three month period ended March 31, 2010, compared to 9% of total revenues for the three month period ended March 31, 2009.  The year-over-year increase in total parts and services revenue for the three month periods ended March 31, 2010 and 2009 is primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.  The year-over-year increase in software licensing revenues for the three month periods ended March 31, 2010 and 2009 is primarily due to revenue from our Process Control Group acquired in the third quarter of 2009.

            Deferred revenues of $10.4 million are recorded in Other current liabilities at March 31, 2010 and primarily consist of $7.8 million for systems awaiting acceptance and outstanding deliverables and $2.6 million for deferred maintenance agreements.

            Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $20.3 million for the three month period ended March 31, 2010, compared to $2.3 million for the three month period ended March 31, 2009.  Our gross profit represented 49.9% of our revenues for the three month period ended March 31, 2010 and 20.6% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the three month period ended March 31, 2010, compared to the three month periods ended March 31, 2009 is primarily due to is due to product mix and higher margin leverage from increased system sales.

            Operating Expenses.

            The Operating expenses consist of:

                    Research and Development.  Our research and development expense was $7.8 million for the three month period ended March 31, 2010, compared to $6.7 million for the same period in the prior year.  Research and development expense represented 19.3% of our revenues for the three month period ended March 31, 2010, compared to 61.0% of revenues for the prior year period.   The year-over-year dollar increase for the three month periods ended March 31, 2010 and 2009 in research and development expenses primarily reflects increased R&D project costs, increased patent litigation costs and  the inclusion of research and development expense of our Process Control Group acquired in third quarter 2009.

                    Selling, General and Administrative.     Our selling, general and administrative expense was $9.0 million for the three month period ended March 31, 2010, compared to $7.3 million for the same period in the prior year.  Selling, general and administrative expense represented 22.2% of our revenues for the three month period ended March 31, 2010 compared to 65.6% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three month periods ended March 31, 2010 and 2009 in selling, general and administrative expense was primarily due to higher compensation costs.

          The Company currently anticipates that operating expenses in the second quarter of 2010 will be approximately $18.5 to $19.5 million.

          Other income (expense).   We recorded other expense for the three month period ended March 31, 2010 of $0.3 million, compared to other income of $0.9 million for the same period in the prior year.  The year-over-year dollar decrease for the three month periods ended March 31, 2010 and 2009 in other income (expense) was due primarily to foreign currency exchange losses in the first quarter 2010 period compared to foreign currency exchange gains in the first quarter 2009 period.

          Income Taxes.  For the three month period ended March 31, 2010, we recorded an income tax provision of $0.7 million, as compared to the income tax benefit of $0.9 million for the comparable period in 2009. The income tax provision recognized for the three months ended March 31, 2010 resulted primarily from projected tax payments in foreign locations.

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

Liquidity and Capital Resources

            At March 31, 2010, we had $67.1 million of cash, cash equivalents and marketable securities and $130.7 million in working capital.  At December 31, 2009, we had $60.9 million of cash, cash equivalents and marketable securities and $126.8 million in working capital.

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

           Operating activities provided $6.8 million in cash and cash equivalents for the three month period ended March 31, 2010.  The net cash and cash equivalents used in operating activities during the three month period ended March 31, 2010 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges, of $5.3 million, an increase in accounts payable and accrued liability of $6.4 million, an increase in other current liabilities of $3.7 million, and a decrease of $0.3 million in prepaid and other assets, partially offset by an increase in accounts receivable of $5.4 million, an increase in inventory of $2.8 million, and a decrease in other non-current liabilities of $0.7 million.  Operating activities used $4.0 million in cash and cash equivalents for the three month period ended March 31, 2009.  The net cash and cash equivalents used in operating activities during the three month period ended March 31, 2009 was primarily a result of net loss, adjusted to exclude the effect of non-cash charges, of $7.5 million and decreases in other current liabilities of $1.8 million and accounts payable and accrued liabilities of $0.7 million, partially offset by a decrease accounts receivable of $6.3 million.

            Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2010 of $6.9 million was due to purchases of marketable securities of $7.4 million and capital expenditures of $0.7 million, partially offset by proceeds from sales of marketable securities of $1.2 million.  Net cash and cash equivalents provided by investing activities during the three month period ended March 31, 2009 of $2.0 million was due to proceeds from sales of marketable securities of $3.3 million, partially offset by purchases of marketable securities of $1.1 million, and capital expenditures of $0.2 million.

            Net cash and cash equivalents provided by financing activities was $30 thousand for the three month period ended March 31, 2010 and there was no cash and cash equivalents provided by or used in financing activities for the three month period ended March 31, 2009.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

         We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (U.S. Treasury and Agency securities, asset-backed securities, mortgage-backed securities, auction rate securities and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of March 31, 2010, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore and Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at March 31, 2010 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $1.9 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

        A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of March 31, 2010, we had five forward contracts outstanding with a total notional contract value of $1.2 million. We do not use derivative financial instruments for trading or speculative purposes.

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

Conclusions

            As of March 31, 2010, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

            There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

            Further discussion regarding the Company's pending legal proceedings is included in Part 1, Item 3, "Legal Proceedings," included in our Annual Reports on Form 10-K for the year ended December 31, 2009.

Item 1A.    Risk Factors

            There are no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

            In July 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares of Company common stock. The program may be discontinued or modified at anytime. As of the time of filing this Quarterly Report on Form 10-Q, we have not purchased any shares under this program.

Item 6.   Exhibits

  Exhibit No.           Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(c)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on October 5, 1999).

3.2	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        Rudolph Technologies, Inc.

Date: April 30, 2010                                                                                      By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: April 30, 2010                                                                                       By:   /s/ Steven R. Roth
                                                                                                                         Steven R. Roth
                                                                                                                         Senior Vice President, Chief Financial Officer
                                                                                                                         and Principal Accounting Officer

EXHIBIT INDEX

  Exhibit No.             Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(c)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on October 5, 1999).

3.2	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

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

Date:  April 30, 2010

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

Date: April 30, 2010

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: April 30, 2010                                                                            By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended March 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: April 30, 2010                                                                                    By:   /s/ Steven R. Roth
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