Form 10-Q
period 2010-06-30
RUDOLPH TECHNOLOGIES INC
filed 2010-08-04
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended: June 30, 2010
                                                                                                                                                                                            OR

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

        The number of outstanding shares of the Registrant's Common Stock on July 30, 2010 was 31,337,100.

PART I    FINANCIAL INFORMATION

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I   FINANCIAL INFORMATION
Item 1.   Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$ 66,120	$ 57,839
Marketable securities	5,711	3,080
Accounts receivable, less allowance of $532 as of June 30, 2010 and $602 as of December 31, 2009	42,037	35,312
Inventories	51,463	45,534
Prepaid expenses and other current assets	3,725	4,626
Total current assets	169,056	146,391
Property, plant and equipment, net	11,551	12,841
Goodwill	3,282	3,282
Identifiable intangible assets, net	9,995	10,821
Other assets	4,745	4,868
Total assets	$ 198,629	$ 178,203

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 17,155	$ 9,793
Other current liabilities	12,464	9,817
Total current liabilities	29,619	19,610
Non-current liabilities	6,915	7,462
Total liabilities	36,534	27,072

Commitments and contingencies

Stockholders' equity:
Common stock	31	31
Additional paid-in capital	390,373	387,486
Accumulated other comprehensive loss	(2,329)	(1,848)
Accumulated deficit	(225,980)	(234,538)
Total stockholders' equity	162,095	151,131
Total liabilities and stockholders' equity	$ 198,629	$ 178,203

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$ 48,349	$ 15,341	$ 88,971	$ 26,402
Cost of revenues	23,159	9,935	43,494	18,712
Gross profit	25,190	5,406	45,477	7,690
Operating expenses:
Research and development	8,480	6,022	16,327	12,765
Selling, general and administrative	10,009	6,894	19,015	14,150
Amortization	413	286	826	575
Total operating expenses	18,902	13,202	36,168	27,490
Operating income (loss)	6,288	(7,796)	9,309	(19,800)
Interest income	44	48	80	172
Other income (expense)	1,040	(921)	751	1
Income (loss) before income taxes	7,372	(8,669)	10,140	(19,627)
Provision (benefit) for income taxes	859	(44)	1,582	(948)
Net income (loss)	$ 6,513	$ (8,625)	$ 8,558	$ (18,679)
Earnings (loss) per share:
Basic	$ 0.21	$ (0.28)	$ 0.27	$ (0.61)
Diluted	$ 0.21	$ (0.28)	$ 0.27	$ (0.61)
Weighted average shares outstanding:
Basic	31,216	30,957	31,176	30,814
Diluted	31,437	30,957	31,405	30,814

  The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 8,558	$ (18,679)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Amortization	1,003	915
Depreciation	1,885	2,495
Foreign currency exchange gain	(751)	(2)
Net loss on sales of marketable securities	-	1
Share-based compensation	2,693	1,611
Provision for (recovery of) doubtful accounts and inventory valuation	(347)	1,518
Change in operating assets and liabilities
Accounts receivable	(6,830)	6,759
Inventories	(5,396)	1,914
Prepaid expenses and other assets	1,274	1,847
Accounts payable and accrued liabilities	7,404	(798)
Other current liabilities	2,629	(2,903)
Non-current liabilities	(533)	(102)
Net cash and cash equivalents provided by (used in) operating activities	11,589	(5,424)
Cash flows from investing activities:
Purchases of marketable securities	(6,867)	(4,800)
Proceeds from sales of marketable securities	4,305	10,117
Purchases of property, plant and equipment	(970)	(299)
Net cash and cash equivalents provided by (used in) investing activities	(3,532)	5,018
Cash flows from financing activities:
Issuance of shares through share-based compensation plans	194	100
Net cash and cash equivalents provided by financing activities	194	100
Effect of exchange rate changes on cash and cash equivalents	30	(186)
Net increase (decrease) in cash and cash equivalents	8,281	(492)
Cash and cash equivalents at beginning of period	57,839	67,735
Cash and cash equivalents at end of period	$ 66,120	$ 67,243

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)
NOTE 1.    Basis of Presentation

        The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month periods ended June 30, 2010 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission ("SEC") on March 5, 2010.

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

            The following tables provide the assets carried at fair value measured on a recurring basis at June 30, 2010 and December 31, 2009:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2010
Available-for-sale debt securities
U.S. Treasury notes	$ 209	$ 209	$ -	$ -
Auction rate securities	272	-	-	272
Municipal bonds	5,230	-	5,230	-
Total available-for-sale debt securities	5,711	209	5,230	272

Derivatives
Foreign currency forward contracts	(92)	(92)	-	-
Total derivatives	(92)	(92)	-	-
Total	$ 5,619	$ 117	$ 5,230	$ 272

December 31, 2009
Available-for-sale debt securities
U.S. Treasury notes	$ 212	$ 212	$ -	$ -
Auction rate securities	248	-	-	248
Municipal bonds	2,620	-	2,620	-
Total available-for-sale debt securities	3,080	212	2,620	248

Derivatives
Foreign currency forward contracts	(3)	(3)	-	-
Total derivatives	(3)	(3)	-	-
Total	$ 3,077	$ 209	$ 2,620	$ 248

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

           Level 3 investments consist of auction rate securities for which the Company uses a discounted cashflow model to value these investments. This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$ 248
Unrealized gains in accumulated other comprehensive loss	24
Purchases, issuances, and settlements, net	-
Transfers into (out of) Level 3	-
Balance at June 30, 2010	$ 272

            The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.

            See Note 4 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 4.   Marketable Securities

            The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses on available-for-sale securities are included in "Other income (expense)."  There was no net realized gain or loss on available-for-sale securities for both the three and six months ended June 30, 2010.  Net realized losses on available-for-sale securities were $3 and $1 for the three and six months ended June 30, 2009.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

            As of June 30, 2010, the Company held one auction-rate security with a fair value of $272. The underlying asset of the Company's auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of June 30, 2010, the Company has recorded a cumulative temporary unrealized impairment loss of $228 within "Accumulated other comprehensive loss" based upon its assessment of the fair value of these securities. The Company believes that this impairment is temporary as it does not intend to sell these securities, the Company will not be required to sell these securities before recovery, and the Company expects to recover the amortized cost basis of these securities.

        The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2010 and December 31, 2009 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

            At June 30, 2010 and December 31, 2009, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2010
Treasury notes and obligations of agencies	$ 5,430	$ 9	$ -	$ 5,439
Tax-free auction rate securities	500	-	(228)	272
Total marketable securities	$ 5,930	$ 9	$ (228)	$ 5,711

December 31, 2009
Treasury notes and obligations of agencies	$ 2,819	$ 13	$ -	$ 2,832
Tax-free auction rate securities	500	-	(252)	248
Total marketable securities	$ 3,319	$ 13	$ (252)	$ 3,080

            The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due within one year	$ 5,273	$ 5,278	$ 2,452	$ 2,456
Due after one through five years	157	161	367	376
Due after five through ten years	-	-	-	-
Due after ten years	500	272	500	248
Total marketable securities	$ 5,930	$ 5,711	$ 3,319	$ 3,080

            The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at June 30, 2010.

	In Unrealized Loss Position for less than 12 Months		In Unrealized Loss Position for greater than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Tax-free auction rate securities	$ -	$ -	$ 272	$ 228

            See Note 3 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities

            The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2010 and December 31, 2009, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

            The dollar equivalent of the U.S. dollar forward contracts and related fair values were as follows:

	June 30, 2010	December 31, 2009
Notional amount	$ 1,814	$ 1,042
Fair value of liability	$ 92	$ 3

NOTE 6.    Identifiable Intangible Assets

            Identifiable Intangible Assets

            Identifiable intangible assets as of  June 30, 2010 and December 31, 2009 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2010
Developed technology	$ 53,390	$ 45,796	$ 7,594
Customer and distributor relationships	7,436	6,731	705
Trade names	4,342	2,646	1,696
Total identifiable intangible assets	$ 65,168	$ 55,173	$ 9,995

December 31, 2009
Developed technology	$ 53,390	$ 45,153	$ 8,237
Customer and distributor relationships	7,436	6,674	762
Trade names	4,342	2,520	1,822
Total identifiable intangible assets	$ 65,168	$ 54,347	$ 10,821

        Intangible assets amortization expense for the three and six months ended June 30, 2010 was $413 and $826, respectively.  For the three and six months ended June 30, 2009, intangible assets amortization expense was $286 and $575, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2010 will be $825, and for each of the next five years estimated amortization expense amounts to $1,548 for 2011, $1,548 for 2012, $1,548 for 2013, $1,338 for 2014, and $541 for 2015.

NOTE 7.    Inventories
	June 30,	December 31,
	2010	2009
Materials	$ 19,998	$ 19,343
Work-in-process	18,889	14,577
Finished goods	12,576	11,614
Total inventories	$ 51,463	$ 45,534

         The Company has established reserves of $8,497 and $9,474 as of June 30, 2010 and December 31, 2009, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

NOTE 8.   Property, Plant and Equipment
	June 30,	December 31,
	2010	2009
Land and building	$ 4,998	$ 4,927
Machinery and equipment	13,404	13,382
Furniture and fixtures	2,853	2,730
Computer equipment	6,273	6,089
Leasehold improvements	6,117	6,102
	33,645	33,230
Accumulated depreciation	(22,094)	(20,389)
Net property, plant and equipment	$ 11,551	$ 12,841

NOTE 9.   Commitments and Contingencies

        Warranty Reserves

        Changes in the Company's warranty reserves are as follows:

	Six Months Ended June 30,
	2010	2009
Balance, beginning of the period	$ 700	$ 1,813
Accruals	1,119	394
Settlements	(565)	(1,338)
Balance, end of the period	$ 1,254	$ 869

        Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption "Accounts payable and accrued liabilities."

NOTE 10.   Share-Based Compensation

        Restricted Stock Unit Activity

        A summary of the Company's nonvested restricted stock unit activity with respect to the six month period ended June 30, 2010 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	1,372	$ 7.72
Granted	443	$ 7.51
Vested	(319)	$ 9.37
Forfeited	(13)	$ 9.08
Nonvested at June 30, 2010	1,483	$ 7.29

        As of June 30, 2010 and December 31, 2009, there was $7,998 and $7,183 of total unrecognized compensation cost related to restricted stock units granted under the Company's stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.5 years and 2.8 years for the respective periods.

NOTE 11.   Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Foreign currency exchange gains (losses), net	$ 1,040	$ (918)	$ 751	$ 2
Realized losses on sales of marketable securities, net	-	(3)	-	(1)
Total other income (expense)	$ 1,040	$ (921)	$ 751	$ 1

NOTE 12.   Comprehensive Income (Loss)

        The difference between net income (loss) and comprehensive income (loss) for the Company is due to currency translation adjustments and unrealized losses on investments.

        The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$ 6,513	$ (8,625)	$ 8,558	$ (18,679)
Change in net unrealized gains (losses) on investments, net of tax	22	(38)	16	(92)
Change in currency translation adjustments	(895)	1,097	(497)	(332)
Total comprehensive income (loss)	$ 5,640	$ (7,566)	$ 8,077	$ (19,103)

NOTE 13.   Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  For the three and six months ended June 30, 2010, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,583 and 3,062, respectively.  For both the three and six month periods ended June 30, 2009, all outstanding stock options and restricted stock units totaling 2,173 and 1,386, respectively, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive.

        The Company's basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$ 6,513	$ (8,625)	$ 8,558	$ (18,679)
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	31,216	30,957	31,176	30,814
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	221	-	229	-
Diluted earnings (loss) per share - weighted average shares outstanding	31,437	30,957	31,405	30,814
Earnings (loss) per share:
Basic	$ 0.21	$ (0.28)	$ 0.27	$ (0.61)
Diluted	$ 0.21	$ (0.28)	$ 0.27	$ (0.61)

NOTE 14.    Restructuring and Write-down Charges

 As a result of the decline in the semiconductor capital equipment industry between 2008 and 2009 and its effect on the Company's  Metrology operations, the Company recorded restructuring and asset write-down charges  in the three months ended December 31, 2009.  The cumulative restructuring and write-down charges through the period ended June 30, 2010 are as follows:  1) $4,500 for asset write-downs, which includes inventory and fixed assets related to discontinued older product lines which the Company believes will not be competitive as the industry recovers;  2)  $1,845 for unused and excess rental space that has developed as the Company's Metrology operations have declined over time; and 3)  $402 for employee termination costs related to moving the manufacturing of the Company's metrology products from its facility in Budd Lake, NJ to its facility in Bloomington, MN.  These charges, which total $6,747, were recorded in Cost of revenues and Selling, general and administrative expenses for $3,048 and $3,699, respectively.

 The Company anticipates the total cost of these charges to range from $7,000 to $9,000 through the completion of the forgoing activities in the third quarter of 2010.  The anticipated future cash payments are expected to range from $2,000 to $4,200, primarily related to excess rental space.  The following table sets forth the Company's reserve as of June 30, 2010 and reflects the activity affecting the reserve for the six month period ended June 30, 2010.

	Balance at December 31, 2009	Charged to Costs and Expenses	Payments and Other	Balance at June 30, 2010
Employee terminations	$ 159	$ 243	$ (159)	$ 243
Excess rental space	1,949	-	(254)	1,695
Total	$ 2,108	$ 243	$ (413)	$ 1,938

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

          The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
Systems and Software:
Inspection	$ 29,044	60%	$ 6,738	44%	$ 53,373	60%	$ 9,738	37%
Metrology	7,507	16%	2,371	16%	11,786	13%	4,791	18%
Data Analysis & Review	4,007	8%	663	4%	7,779	9%	1,229	5%
Parts	4,889	10%	3,267	21%	10,446	12%	6,192	23%
Services	2,902	6%	2,302	15%	5,587	6%	4,452	17%
Total revenue	$ 48,349	100%	$ 15,341	100%	$ 88,971	100%	$ 26,402	100%

         For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$ 8,717	$ 3,418	$ 16,964	$ 9,184
Taiwan	19,408	4,999	35,502	5,451
Japan	1,075	680	3,309	1,559
China	3,109	677	7,457	913
Korea	4,896	2,095	6,915	2,268
Other Asia	5,544	2,296	10,343	4,383
Europe	5,600	1,176	8,481	2,644
Total revenue	$ 48,349	$ 15,341	$ 88,971	$ 26,402

        Customers comprising 10% or more of revenue:

	Six Months Ended
	June 30,
	2010	2009
Customer A	22.7%	7.2%
Customer B	6.9%	16.8%

NOTE 16.   Recent Accounting Pronouncements

        In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition- Milestone Method (Topic 605)," which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This ASU is effective in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  The Company does not expect the adoption of ASU No. 2010-17 to have a significant impact on its consolidated financial position and results of operations.

        In April 2010, the FASB issued ASU No.2010-13, "Compensation - Stock Compensation (Topic 718),"  which provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU No. 2010-13 to have a significant impact on its consolidated financial position and results of operations.

        In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Disclosure Requirements."  The objective of this ASU was to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financials statements.  This ASU is to be applied immediately upon issuance.  The Company adopted this ASU in the first quarter of 2010 and the adoption of this ASU did not have a significant effect on its consolidated financial position and results of operations.

        In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  This ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements.  In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements, which are effective for reporting periods beginning after December 15, 2010.  The Company adopted the new guidance in the first quarter of 2010, except for the disclosures related to purchases, sales, issuance and settlements, which will be effective for the Company beginning in the first quarter of 2011. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on the Company's consolidated financial position and results of operations.

        In October 2009, the FASB issued ASU No. 2009-14 on FASB ASC 985, Software  Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force."  The objective of this ASU is to clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This update is effective for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted, but this ASU must be adopted in the same period as, and use the same transition method that is used for, the ASU described in the subsequent paragraph. The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial position and results of operations. "

       In October 2009, the FASB issued ASU No. 2009-13 on FASB ASC 605, "Revenue Recognition - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force."  The objective of this ASU is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in this ASU also will replace the term "fair value" in the revenue allocation guidance with "selling price" to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This update is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the impact, if any, of this new accounting update on its consolidated financial position and results of operations.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2010 and 2009

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

            On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. The acquired business is currently known as the Rudolph Technologies Wafer Scanner Product Group and has been integrated into our Inspection product offerings.

            On August 3, 2009, we announced that we had acquired Adventa Control Technologies, Inc. ("Adventa"), headquartered in Plano, Texas.  The acquired business is currently known as the Rudolph Technologies Process Control Group and has been integrated into our Data Analysis and Review group product offerings.

             Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of approximately 50-70% for 2010. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.2 for the month of June 2010, increasing from the December 2009 book-to-bill ratio of 1.1.

            Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the six month period ended June 30, 2010 and for the years ended December 31, 2009, 2008 and 2007, sales to customers that individually represented at least five percent of our revenues accounted for 54.2%, 44.8%, 36.3%, and 37.1% of our revenues, respectively.

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

            The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Six Months Ended	Years Ended
	June 30,	December 31,	December 31,	December 31,
	2010	2009	2008	2007
Asia	71.4%	60.8%	57.0%	58.5%
Europe	9.5%	11.6%	19.5%	18.6%
Total international revenue	80.9%	72.4%	76.5%	77.1%

            The sales cycle for our systems typically ranges from nine to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.

            Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $48.3 million and $89.0 million for the three and six month periods ended June 30, 2010, compared to $15.3 million and $26.4 million for the three and six month periods ended June 30, 2009, representing increases of 215% and 237% in the respective year-over-year periods.

            The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
Systems and Software:
Inspection	$ 29,044	60%	$ 6,738	44%	$ 53,373	60%	$ 9,738	37%
Metrology	7,507	16%	2,371	16%	11,786	13%	4,791	18%
Data Analysis & Review	4,007	8%	663	4%	7,779	9%	1,229	5%
Parts	4,889	10%	3,267	21%	10,446	12%	6,192	23%
Services	2,902	6%	2,302	15%	5,587	6%	4,452	17%
Total revenue	$ 48,349	100%	$ 15,341	100%	$ 88,971	100%	$ 26,402	100%

              The year-over-year increase in systems and software revenue for the six month period ended June 30, 2010 and 2009 is due to improving economic conditions leading to increased capital spending in the semiconductor industry.  This contributed to an increase in the number of inspection and metrology systems sold during the six months ended June 30, 2010 as compared to the same period in the prior year, resulting in an increase in inspection systems revenues of $43.6 million and an increase in metrology systems revenue of $7.0 million.  In addition, changes in average selling price of similarly configured systems did not have a material impact on our revenues for the same periods. The year-over-year increase in data analysis and review software of $6.6 million is primarily due to revenue from our Process Control Group, which is part of our Data Analysis and Review products, and which was acquired in the third quarter of 2009.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 61% and 64% of total revenues for the three and six month periods ended June 30, 2010, compared to 39% and 27% of total revenues for the three and six month periods ended June 30, 2009.  The year-over-year increase in total parts and services revenue for the six month periods ended June 30, 2010 and 2009 is primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

            Deferred revenues of $8.4 million are recorded in Other current liabilities at June 30, 2010 and primarily consist of $5.3 million for systems awaiting acceptance and outstanding deliverables and $3.1 million for deferred maintenance agreements.

            Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $25.2 million and $45.5 million for the three and six month periods ended June 30, 2010, compared to $5.4 million and $7.7 million for the three and six month periods ended June 30, 2009.  Our gross profit represented 52.1% and 51.1% of our revenues for the three and six month periods ended June 30, 2010 and 35.2% and 29.1% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the three and six month periods ended June 30, 2010, compared to the three and six month periods ended June 30, 2009 is primarily due to increased product sales volume and to product mix.

            Operating Expenses.

            The Operating expenses consist of:

                    Research and Development.  Our research and development expense was $8.5 million and $16.3 million for the three and six month periods ended June 30, 2010, compared to $6.0 million and $12.8 million for the same periods in the prior year.  Research and development expense represented 17.5% and 18.4% of our revenues for the three and six month periods ended June 30, 2010, compared to 39.3% and 48.3% of revenues for the prior year periods.   The year-over-year dollar increase for the three and six month periods ended June 30, 2010 and 2009 in research and development expenses primarily reflects increased R&D project costs, increased patent litigation costs and  the inclusion of research and development expense of our Process Control Group, which is part of our Data Analysis and Review products and which was acquired in the third quarter of 2009.

                    Selling, General and Administrative.     Our selling, general and administrative expense was $10.0 million and $19.0 million for the three and six month periods ended June 30, 2010, compared to $6.9 million and $14.2 million for the same periods in the prior year.  Selling, general and administrative expense represented 20.7% and 21.4% of our revenues for the three and six month periods ended June 30, 2010, compared to 45.0% and 53.6% of our revenues for the same periods in the prior year.  The year-over-year dollar increase for the three and six month periods ended June 30, 2010 and 2009 in selling, general and administrative expense was primarily due to increased sales commissions, incentive compensation accruals and benefit costs.

          The Company currently anticipates that operating expenses for the third quarter of 2010 will be approximately $17.9 million to $18.9 million.

          Other income (expense).   We recorded other income for the three and six month periods ended June 30, 2010 of $1.0 million and $0.8 million, compared to other expense of $0.9 million for the three month period ended June 30, 2009 and $2 thousand for the six month period ended June 30, 2009.  The year-over-year dollar increase for the three and six month periods ended June 30, 2010 and 2009 in other income (expense) was due primarily to foreign currency exchange gains in the second quarter 2010 period compared to foreign currency exchange losses in the second quarter 2009 period.

          Income Taxes.  For the three and six month periods ended June 30, 2010, we recorded an income tax provision of $0.9 million and $1.6 million, as compared to the income tax benefit of $44 thousand and $0.9 million for the comparable periods in 2009.  Our effective tax rate differs from the statutory rate of 35% for the three and six month periods ended June 30, 2010 primarily from projected tax payments in U.S. and foreign locations, offset by valuation allowances.

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

Liquidity and Capital Resources

            At June 30, 2010, we had $71.8 million of cash, cash equivalents and marketable securities and $139.4 million in working capital.  At December 31, 2009, we had $60.9 million of cash, cash equivalents and marketable securities and $126.8 million in working capital.

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

           Operating activities provided $11.6 million in cash and cash equivalents for the six month period ended June 30, 2010.  The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2010 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $13.0 million, an increase in accounts payable and accrued liabilities of $7.4 million, an increase in other current liabilities of $2.6 million, and a decrease of $1.3 million in prepaid expenses and other assets, partially offset by an increase in accounts receivable of $6.8 million, an increase in inventory of $5.4 million, and a decrease in other non-current liabilities of $0.5 million.  Operating activities used $5.4 million in cash and cash equivalents for the six month period ended June 30, 2009.  The net cash and cash equivalents used in operating activities during the six month period ended June 30, 2009 was primarily a result of net loss, adjusted to exclude the effect of non-cash operating charges of $12.1 million, a decrease in other current liabilities of $2.9 million and a decrease in accounts payable and accrued liabilities of $0.8 million, partially offset by decreases in accounts receivable of $6.8 million, inventories of $1.9 million, and prepaid expenses and other assets of $1.8 million.

            Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2010 of $3.5 million was due to purchases of marketable securities of $6.9 million and capital expenditures of $1.0 million, partially offset by proceeds from sales of marketable securities of $4.3 million.  Net cash and cash equivalents provided by investing activities during the six month period ended June 30, 2009 of $5.0 million was due to proceeds from sales of marketable securities of $10.1 million, partially offset by purchases of marketable securities of $4.8 million, and capital expenditures of $0.3 million.

            Net cash and cash equivalents provided by financing activities of $0.2 million and $0.1 million for the six month periods ended June 30, 2010 and 2009, respectively, were due to proceeds received for sales of shares through share-based compensation plans.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

         We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (U.S. Treasury and Agency securities, asset-backed securities, mortgage-backed securities, auction rate securities and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of June 30, 2010, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities.

Foreign Currency Risk

        We have branch operations in Taiwan, Singapore and Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at June 30, 2010 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $2.2 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

        A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Condensed Consolidated Statements of Operations each reporting period. As of June 30, 2010, we had seven forward contracts outstanding with a total notional contract value of $1.8 million. We do not use derivative financial instruments for trading or speculative purposes.

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

Conclusions

            As of June 30, 2010, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

            There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings

            The Company announced on July 29, 2010 that the United States District Court in Minneapolis confirmed a jury verdict originally issued on March 5, 2009 which held that Camtek infringed Rudolph's US Patent concerning Rudolph's proprietary continuous scan wafer inspection technology. The Judge's ruling stated that Rudolph's patent is valid and that the jury's finding of infringement and its award to Rudolph of lost profits plus interest (approximately $8.0 million) were supported by the evidence introduced at trial. The Court also confirmed the particulars of a permanent injunction entered against Camtek on August 28, 2009.

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

Item 6.   Exhibits

  Exhibit No.           Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(c)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on October 5, 1999).

3.2	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
10.1	Second amendment dated May 19, 2010 to the Management Agreement dated July 24, 2000, as amended August 20, 2009, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                        Rudolph Technologies, Inc.

Date: August 4, 2010                                                                                   By:  /s/ Paul F. McLaughlin
                                                                                                                        Paul F. McLaughlin
                                                                                                                        Chairman and Chief Executive Officer
Date: August 4, 2010                                                                                    By:   /s/ Steven R. Roth
                                                                                                                         Steven R. Roth
                                                                                                                         Senior Vice President, Chief Financial Officer
                                                                                                                         and Principal Accounting Officer

EXHIBIT INDEX

  Exhibit No.             Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(c)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on October 5, 1999).

3.2	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
10.1	Second amendment dated May 19, 2010 to the Management Agreement dated July 24, 2000, as amended August 20, 2009, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

EXHIBIT 10.1

May 19, 2010

Paul F. McLaughlin
<Address>

Re: Letter Amendment #2 to Management Agreement with an effective date of July 24, 2000

Dear Paul:

            This letter shall serve as the Second Amendment to the Management Agreement between Rudolph Technologies, Inc. ("Technologies" or the "Company") and yourself ("Executive") with an effective date of July 24, 2000, as amended August 20, 2009 (the "Agreement"). In order to maintain consistency to the terms and intent of the July 24, 2000 Management Agreement within the August 20, 2009 amendment, the Company respectfully requests that the Agreement be amended, as follows:

            A. Delete Section 5.(b)(iii) in its entirety and replace it with the following:

                    "iii. Bonus. Payment of Executive's bonus as was paid for the most recent completed bonus period in each of the two (2) years of severance under Section 5(b)ii above;"

            B. Delete Section 5.(c)(iii) in its entirety and replace it with the following:

                    "iii. Bonus. Payment of Executive's bonus as was paid for the most recent completed bonus period in each of the two (2) years of severance under Section 5(c)ii above;"

            C. All other terms and conditions of the Management Agreement shall remain in full force and effect.

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

Date:  August 4, 2010

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

Date: August 4, 2010

By: /s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul F. McLaughlin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

Date: August 4, 2010                                                                             By:  /s/ Paul F. McLaughlin
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
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven R. Roth, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Rudolph Technologies, Inc. on Form 10-Q for the quarter ended June 30, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of Rudolph Technologies, Inc.

  Date: August 4, 2010                                                 By:   /s/ Steven R. Roth
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