Form 10-K
period 2010-12-31
RUDOLPH TECHNOLOGIES INC
filed 2011-02-28
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File No. 000-27965
_____________________________
RUDOLPH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
_____________________________

Delaware	22-3531208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Rudolph Road, P.O. Box 1000, Flanders, NJ 07836
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (973) 691-1300
_____________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
_____________________________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2010 of $7.55 was approximately $218,505,448.
The registrant had 31,443,540 shares of Common Stock outstanding as of February 11, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders to be held on May 25, 2011.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements, including those concerning our expectations of future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.
The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the international economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs and the “Risk Factors” set forth in Item 1A. You should carefully review the cautionary statements contained in this Annual Report on Form 10-K. You should also review any additional disclosures and cautionary statements we make from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission.

PART I

Item 1.	Business.

General
Rudolph Technologies, Inc. is a worldwide leader in the design, development, and manufacture of high-performance process control defect inspection, metrology, and process control software systems used by microelectronics device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, test systems, and transparent and opaque thin film measurements. All of these systems feature sophisticated software and production-worthy automation. In addition, our advanced process control portfolio includes powerful solutions to enhance productivity and achieve significant cost savings. Rudolph systems are backed by worldwide customer service and applications support.
The acquisition of selected assets related to MKS Instruments' Yield Dynamics software business was announced on August 11, 2010. The products and technology included patented analytical techniques for yield improvement that are complementary to Rudolph's existing yield management and process control portfolio. Over 30 engineering and applications personnel joined Rudolph following the closing of the transaction.
In March 2010, the John P. Kummer Group became Rudolph's distribution partner for our probe card test and analysis products in Europe. This followed with our appointment of STAr Technologies as an authorized vendor for probe card interfaces in Asia. Both of these companies have increased our presence in these growing markets.
Inspection Systems. Chip manufacturers deploy advanced macro-defect inspection throughout the fab to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the AXi™ and NSX® inspection systems are found in wafer processing (front-end) and final manufacturing (back-end) facilities around the world. These high-speed tools incorporate features such as waferless recipe creation, tool-to-tool correlation and multiple inspection resolutions. In addition to wafer frontside inspection, Rudolph's innovative Explorer® Inspection Cluster incorporates wafer edge and backside inspection in one integrated platform to enhance productivity and continuously improve fab yield. Using products such as Discover® and Genesis® software, the vast amount of data gathered through automated inspection can be analyzed and classified to determine trends that ultimately affect yield.
Metrology Systems. Rudolph's patented transparent film technology uses up to four lasers operating simultaneously at multiple angles and multiple wavelengths, providing powerful analysis and measurement capabilities. Unlike the white-light sources used in spectroscopic ellipsometers, laser light sources make our metrology tools inherently stable, increase measurement speed and accuracy, and reduce maintenance costs by minimizing the time required to re-qualify a light source when it is replaced.

Rudolph's S3000S™ System employs a proprietary reflectometer technology that allows the characterization of films and film stacks that cannot be performed using conventional reflectometry or ellipsometry alone.
 For opaque film characterization, the MetaPULSE® System gives customers the ability to simultaneously measure the thickness and other properties of up to six metal or other opaque film layers in a non-contact manner on product wafers. PULSE™ Technology uses an ultra-fast laser to generate sound waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, sending back to the surface an echo that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can non-destructively measure opaque thin-film stacks with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures and the majority of all systems sold have been for copper applications.
 Data Analysis & Review Software. Rudolph has a comprehensive offering of total process control software solutions for semiconductor, solar and LED manufacturing. We provide a wide range of advanced process control solutions, all designed to improve factory profitability, including run-to-run control, fault detection, classification and tool automation. Rudolph is the #1 provider of Process Control Software in the semiconductor industry.

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
 Automated Defect Detection and Classification. Automating the defect detection and classification process is best done by a system that can mimic, or even extend, the response of the human eye, but at a much higher speed, with high resolution and more consistently. To do this, our systems capture full-color whole wafer images using simultaneous dark and bright field illumination. The resulting bright and dark field images are compared to those from an “ideal” wafer having no defects. When a difference is detected, its image is broken down into mathematical vectors that allow rapid and accurate comparison with a library of known classified defects stored in the tool's database. Patented and proprietary enhancements of this approach enable very fast and highly repeatable image classification. The system is pre-programmed with an extensive library of default local, global, and color defects and can also absorb a virtually unlimited amount of new defect classes. This allows customers to define defects based on their existing defect classification system, provides more reliable automated rework decisions, and enables more accurate statistical process control data.
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
In addition to the wafer processing floor, Rudolph's automated inspection systems are used in several post-fab processes such as bump inspection, wafer probe, wafer saw and quality control.
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
Optical Acoustics. Optical acoustic metrology involves the use of ultra-fast laser induced sonar for metal and opaque thin film measurement. This technology sends ultrasonic waves into multi-layer opaque films and then analyzes the resulting echoes to simultaneously determine the thickness of each individual layer in complex multi-layer metal film stacks. The echo's amplitude and phase can be used to detect film properties, missing layers, and interlayer problems. Since different phenomena affect amplitude and phase uniquely, a variety of process critical interlayer problems can be detected in a single measurement.
 The use of optical acoustics to measure multi-layer metal and opaque films was pioneered by scientists at Brown University (“Brown”) in collaboration with engineers at Rudolph. The proprietary optical acoustic technology in our PULSE™ Technology systems measures the thickness of single or multi-layer opaque films ranging from less than 40 Angstroms to greater than five microns. It provides these measurements at a rate of up to 70 wafers per hour within one to two percent accuracy and typically less than one percent repeatability. This range of thicknesses covers the majority of thick and thin metal films projected by the International Roadmap for Semiconductors to be used through the end of this decade. Our non-contact, non-destructive optical acoustic technology and small spot size enable our PULSE Technology systems to measure film properties directly on product wafers.
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
Process Control. Advanced Process Control ("APC") employs software to automatically detect or predict tool failure (fault detection) as well as calculate recipe settings for a process that will drive the process output to target despite variations in the incoming material and disturbances within the process equipment. Process control software enables the factory to increase capacity and yield and to decrease rework and scrap. It enables reduced production costs by lowering consumables, process engineering time and manufacturing cycle time.

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

INSPECTION & TEST SYSTEMS
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
		—	Advanced detection of defects >0.5 micron
AXi™ Inspection Module	2003	—	Inspection of patterned and unpatterned wafers
		—	In line, high-speed, 100% inspection
		—	Full color review and waferless recipe creation	X
		—	2D defect detection of the wafer’s edge
E30™ Inspection	2003	—	Metrology of edge feature
Module		—	Incorporated into the Explorer Cluster	X	X
		—	2D defect detection of the wafer’s backside
B30™ Inspection	2003	—	Darkfield, brightfield and color imaging
Module		—	Incorporated into the Explorer Cluster	X	X
Explorer® Inspection		—	A family of multi surface inspection tools, using one or more inspection modules
Cluster	2009	—	Automated handling platform
		—	Intelligent wafer scheduling	X
		—	Fully automated defect detection >0.5 micron
NSX® Inspection	1997	—	2D wafer, die & bump inspection
System		—	In line, high-speed, 100% inspection		X
Wafer Scanner™		—	2D/3D bump dimensional inspection
Inspection System	1999	—	2D bump/surface defect inspection
		—	In line, high-speed, 100% inspection		X
		—	Probe card test & analysis
PrecisionWoRx®	2008	—	Configurable channels
System		—	High load forces		X
		—	Probe card production metrology
ProbeWoRx®	2003	—	3D Optical Comparative Metrology
System		—	High-speed test times
		—	Automated, one-touch measurements		X
		—	Probing process analysis
WaferWoRx®	2006	—	3D probe tip analysis
System		—	Proprietary, advanced software		X

METROLOGY SYSTEMS
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
		—	Non-contact system for thin opaque films
		—	Patented Picosecond Ultrasonic Laser Sonar Technology (PULSE™)
MetaPULSE®	1997	—	Designed for advanced copper and non-copper applications
System		—	Improved throughput and repeatability	X
		—	Superior accuracy for transparent film measurements
		—	Incorporates ellipsometry technology for transparent film application
S3000™ System	2006	—	Optimized price/performance for fabwide applications
		—	Available with pattern recognition software
		—	Enhanced data review mode	X

		DATA ANALYSIS & REVIEW SOFTWARE
				Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
		—	Real-time monitoring software
ARTIST® Software	2003	—	Enables development of human-readable models
		—	Frees users from manual monitoring
		—	Minimize scrap and rework	X
AutoShell® Software	1998	—	Equipment automation software that interfaces to both tools and external resources	X
		—	Designed to control process equipment
ControlWORKS® Software	1994	—	Minimizes the expense and time-to-market associated with developing control applications	X
Discover®	2007	—	Fabwide software for archival and retrieval of process related data
Software		—	Facilitates root cause analysis, yield enhancement and yield learning	X
		—	In line, all surface defect analysis and data management
Discover® Enterprise	2005	—	Trend analysis and visualization tools
Software		—	Wafer maps visualize all-surface defects
		—	Identifies root cause of defects and process excursions	X	X
		—	Helps photovoltaic (PV) cell manufacturers reduce manufacturing costs and increase average cell efficiencies
Discover Solar™ Software	2008	—	Designed for high volume c-Si cell and thin film production
		—	Controls and optimizes the performance of the line	X	X

DATA ANALYSIS & REVIEW SOFTWARE (continued)
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
		—	Connects applications to tools
Gamma2™ Software	2004	—	Add applications to factory control architecture without changing host software	X
		—	Intercepts message traffic between the equipment and the host
GateWay™ Software	2003	—	Preserves value of existing automation investments
		—	Increases reliability and function with zero development time
		—	Diagnostic tool for solving communication problems	X
		—	Off line defect review and classification
HarmonyASR™	2005	—	Defects displayed in real time
Software		—	Rapid classification of unknown defects; review of previously-classified defects	X	X
		—	Fabwide spatial process control system
		—	Traces patterns back to yield-killing process issues
Process Sentinel™	2006	—	Combined defect and sort solution
Software		—	Quickly isolates systemic faults
		—	Advanced segmentation and wafer stacking capability	X
ProcessWORKS® Software	1998	—	Advanced process control software deployed in CMOS, high-mix ASIC, memory and disk head fabs
		—	Proven in all major process areas	X
		—	Reduces impact on tool time
		—	Stores recipes in a central repository
RecipeWORKS™	1998	—	Enables engineers to manage recipes remotely
Software		—	Allows users to setup security
		—	Accepts settings from any run-to-run control application	X
TrackWORKS®		—	Configures and schedules preventive maintenance
Software	1998	—	View factory entities using operator-defined parameters	X
		—	Automatic defect classification
TrueADC™	2005	—	High accuracy, consistency and scalability
Software		—	Patented feature-based defect matching technology
		—	Utilizes dynamic defect library method	X	X
		—	Serving the entire fab
TrueADC™ Enterprise	2007	—	Defect classification with a high level of accuracy
Software		—	Ensures database lookup, classification and timely response to the tool
		—	Minimum impact to throughput	X	X
		—	Builds predictive models
Yield Optimizer™	2006	—	Optimizes yield and reduces excursions
Software		—	Identifies the most critical metrology measurements for controlling yield	X	X
		—	Data acquisition and intregration
Genesis® Software	1997	—	Data mining
		—	Parametric analysis	X

Customers
Over 90 semiconductor device manufacturers have purchased Rudolph tools and software for installation at multiple sites. We support a diverse customer base in terms of both geographic location and type of semiconductor device manufactured. Our customers are located in 20 countries. See Note 16 to our consolidated financial statements in this Annual Report on Form 10-K for information concerning our geographic information.
 We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2008, 2009 and 2010, sales to end user customers that individually represented at least five percent of our revenues accounted for 36.3%, 44.8% and 44.4% of our revenues, respectively. In 2008 and 2009, sales to Intel Corporation accounted for 10.9% and 13.6 % of our revenues, respectively. In 2010, sales to Taiwan Semiconductor Manufacturing Co. and, Samsung Semiconductor Inc. accounted for 13.9% and 11.2% of our revenues, respectively. No other individual end user customer accounted for more than 10% of our revenues in 2008, 2009 and 2010. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

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
Our research and development expenditures in 2008, 2009 and 2010 were $31.6 million, $26.0 million and $33.4 million, respectively. We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods.

Sales, Customer Service and Application Support
We maintain an extensive network of direct sales, customer service and application support offices in several locations throughout the world. We maintain sales, service or applications offices in locations including, but not limited to, New Jersey, Minnesota, Massachusetts, Texas, Washington, New York, Scotland, Israel, South Korea, Singapore, Taiwan, China and Japan.
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

Manufacturing
Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facilities in Minnesota. During the fourth quarter of 2009, we initiated a consolidation of a portion of our facility in Budd Lake, NJ and in 2010 we moved the New Jersey manufacturing operations to our facility in Bloomington, MN. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.
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

Intellectual Property
We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2010, we have been granted, or hold exclusive licenses to, 192 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2011 to 2029. We also have 101 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of macro-defect detection and classification, transparent thin film measurement and altered material characterization.
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
Significant competitive factors in the market for inspection and metrology systems include system performance, ease of use, reliability, cost of ownership, technical support and customer relationships. We believe that, while price and delivery are important competitive factors, the customers’ overriding requirement is for a product that meets their technical capabilities. To remain competitive, we believe we will need to maintain a high level of investment in research and development and process applications. No assurances can be given that we will continue to be competitive in the future.

Backlog
We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which the customer has assigned a purchase order number and for which delivery is anticipated within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2010, we had a backlog of approximately $49.7 million compared with a backlog of approximately $54.1 million at December 31, 2009.

Employees
As of December 31, 2010, we had 550 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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
We also make available, free of charge, through the investors page on our corporate website, Rudolph Technologies’ corporate summary, Code of Business Conduct and Ethics and Financial Code of Ethics, charters of the committees of our Board of Directors, as well as other information and materials, including information about how to contact our Board of Directors, its committees and their members. To find this information and obtain copies, visit our website at http://www.rudolphtech.com.

Item 1A.	Risk Factors.
Risks Related to Rudolph
Our operating results have varied, and will likely continue to vary significantly, from quarter to quarter in the future, causing volatility in our stock price
Our quarterly operating results have varied in the past and will likely continue to vary significantly from quarter to quarter in the future, causing volatility in our stock price. Some of the factors that may influence our operating results and subject our stock to extreme price and volume fluctuations include:

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

•
a significant portion of our revenue may be derived from the sale of a relatively small number of systems and accordingly, a small change in the number of systems we sell may cause significant changes in our operating results;

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
Our largest customers account for a significant portion of our revenues, and our revenues and cash flows could significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or cancelled a large order
Sales to end user customers that individually represent at least five percent of our revenues typically account for, in the aggregate, a considerable amount of our revenues. We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or cancelled, our revenues and cash flows could significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.
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
In addition, our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time, we may receive communications from third parties asserting that our products or systems infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party’s proprietary rights. We may not be able to enter into such a license or such a license may not be available on commercially reasonable terms. Accordingly, the loss of important intellectual property rights could hinder our ability to sell our systems, or make the sale of these systems more expensive.
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
Any prolonged disruption in the operations of our manufacturing facility could have a material adverse effect on our revenues
Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, or destruction of or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.
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
Our stock price is volatile
The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2009 through the end of fiscal year 2010, our stock price fluctuated between a high of $10.98 per share and a low of $1.95 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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
Our executive office building is located at One Rudolph Road in Flanders, New Jersey. We own and lease facilities for engineering, sales and service related purposes in the United States and six other countries — China, Japan, South Korea, Singapore, Taiwan and Scotland. The following table indicates the location, the general purpose and the square footage of our principal facilities. The expiration years of the leases covering the leased facilities are also indicated.

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Flanders, New Jersey	Executive Office	20,000	Owned
Budd Lake, New Jersey	Engineering and Service	61,500	2016
Bloomington, Minnesota	Engineering, Manufacturing and Service	78,500	2012
Tewksbury, Massachusetts	Engineering and Service	7,000	2017
Richardson, Texas	Engineering	21,000	Owned
Bohemia, New York	Engineering	6,000	2016
Snoqualmie, Washington	Engineering and Service	27,000	2018
Tianjin, China	Engineering	11,000	2011
Hsin-Chu, Taiwan	Sales and Service	10,500	2012
Takatsu, Japan	Sales and Service	5,000	2012
Sungnam-si, South Korea	Sales and Service	9,500	2011
Shanghai, China	Sales and Service	2,500	2011
Singapore	Sales and Service	2,000	2012
Scotland, United Kingdom	Sales and Service	1,000	2011
We also lease office space for other smaller sales and service offices in several locations throughout the world.
We believe that our existing facilities and capital equipment are adequate to meet our current requirements, and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings.
From time to time we are subject to legal proceedings and claims in the ordinary course of business. In December 2007, we completed our acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) against Applied alleging infringement on two of ITC's patents. While this litigation is currently ongoing, the Company believes that it has meritorious defenses and is vigorously defending the action. In the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of December 31, 2010, range from approximately $25 thousand to $9 million, depending on multiple factors presented by the parties.

Item 4.	(Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RTEC”. Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the NASDAQ Composite Index and a custom peer group for the period commencing on December 31, 2005 and ending on December 31, 2010. The peer group is comprised of capital equipment manufacturers for the semiconductor industry with relatively comparable revenues and market capitalizations to that of the Company. The peer group was recommended by a global management consulting firm. The companies included in the peer group are MKS Instruments, Inc., FEI Company, Brooks Automation, Inc., Cymer, Inc., Veeco Instruments, Inc., Cabot Microelectronics Corporation, ATMI, Inc., FormFactor, Inc., Axcelis Technologies, Inc., Advanced Energy Industries, Inc., Cohu, Inc., EMCORE Corporation, Mattson Technology, Inc., LTX-Credence, Corporation, Nanometrics, Incorporated, Ultratech, Inc., PDF Solutions, Inc. and AXT, Inc.
The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph assumes that $100 was invested on December 31, 2005 in the Company’s Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The Company operates on a 52-week calendar year.

ASSUMES $100 INVESTED ON DEC. 31 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31 2010

	12/05	12/06	12/07	12/08	12/09	12/10
Rudolph Technologies, Inc.	100.0	123.60	87.89	27.41	52.17	63.90
NASDAQ Composite	100.0	112.46	122.22	72.41	104.42	123.23
Peer Group	100.0	117.48	108.82	54.57	86.99	99.30

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2009
First Quarter	$4.27	$1.95
Second Quarter	$6.18	$2.96
Third Quarter	$8.46	$5.27
Fourth Quarter	$8.25	$5.70
Year Ended December 31, 2010
First Quarter	$9.53	$6.14
Second Quarter	$10.98	$7.49
Third Quarter	$9.71	$7.02
Fourth Quarter	$8.54	$7.01

As of February 3, 2011, there were 87 stockholders of record of our common stock and approximately 5,129 beneficial stockholders. The closing market value of our common stock on February 3, 2011 was $10.46.
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
In July 2008, our Board of Directors authorized a share repurchase program of up to 3 million shares of our common stock. As of the time of filing this Annual Report on Form 10-K, we have not purchased any shares under this program.

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K, and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2009 and 2010 and the statement of operations data for the years ended December 31, 2008, 2009 and 2010 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of 2006, 2007 and 2008, and the statement of operations data for the years ended December 31, 2006 and 2007 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$201,168	$160,129	$131,040	$78,657	$195,305
Cost of revenues	103,726	78,889	87,388	49,805	91,405
Gross profit	97,442	81,240	43,652	28,852	103,900
Operating expenses:
Research and development	29,856	29,993	31,644	25,991	33,387
In-process research and development	9,900	1,000	—	—	—
Selling, general and administrative	32,338	33,159	36,512	32,703	38,173
Impairment charge for goodwill and identifiable intangible assets	—	—	227,105	—	—
Amortization	4,048	4,487	5,890	1,358	1,715
Total operating expenses	76,142	68,639	301,151	60,052	73,275
Operating income (loss)	21,300	12,601	(257,499)	(31,200)	30,625
Interest income	3,345	4,143	1,230	271	167
Other income (expense)	(209)	(39)	2,468	(938)	(255)
Income (loss) before provision for income taxes	24,436	16,705	(253,801)	(31,867)	30,537
Provision (benefit) for income taxes	11,730	4,846	(4,115)	(2,239)	3,522
Net income (loss)	$12,706	$11,859	$(249,686)	$(29,628)	$27,015
Earnings (loss) per share:
Basic	$0.47	$0.41	$(8.16)	$(0.96)	$0.86
Diluted	$0.46	$0.40	$(8.16)	$(0.96)	$0.86
Weighted average shares outstanding:
Basic	27,276	29,168	30,614	30,888	31,286
Diluted	27,574	29,312	30,614	30,888	31,492

	December 31,
	2006	2007	2008	2009	2010
Balance Sheet Data:
Cash and cash equivalents	$72,479	$57,420	$67,735	$57,839	$71,120
Marketable securities	33,714	16,505	10,549	3,080	629
Working capital	200,942	176,298	147,688	126,781	159,745
Total assets	440,486	460,216	197,432	178,203	219,053
Retained earnings (accumulated deficit)	32,897	44,776	(204,910)	(234,538)	(207,523)
Total stockholders’ equity	392,876	424,478	176,088	151,131	185,034
_______________

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
On January 22, 2008, we announced that we had acquired all intellectual property and selected assets from privately-held RVSI Inspection, LLC, headquartered in Hauppauge, New York. The acquired business is currently known as the Rudolph Technologies Wafer Scanner Product Group (“WSPG”) and has been integrated into our Inspection product offerings.
On August 3, 2009, we announced that we had acquired Adventa Control Technologies, Inc. (“Adventa”), headquartered in Plano, Texas. The acquired business is currently known as the Rudolph Technologies Process Control Group (“PCG”) and has been integrated into our Data Analysis and Review group product offerings
On August 11, 2010, we announce that we had acquired selected assets of the Yield Dynamics software business from MKS Instruments, headquartered in Andover, Massachusetts. The acquired business has been integrated into our Data Analysis and Review group product offerings.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry similar year-over-year capital spending plus or minus 5% for 2011. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 0.9 for the month of December 2010, decreasing from the September 2010 book-to-bill ratio of 1.0.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2008, 2009 and 2010, sales to customers that individually represented at least five percent of our revenues accounted for 36.3%, 44.8%, and 44.4% of our revenues, respectively. For the years ended December 31, 2008 and 2009, sales to Intel Corporation accounted for 10.9% and 13.6% of our revenues, respectively. In 2010, sales to Taiwan Semiconductor Manufacturing Co. and Samsung Semiconductor, Inc. accounted for 13.9% and 11.2% of our revenues, respectively.
We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Our macro-defect inspection and probe card and test analysis systems range in average selling price from approximately $250,000 to $1.6 million per system, our transparent film measurement systems range in average selling price from approximately $250,000 to $1.0 million per system and our opaque film measurement systems range in average selling price from approximately $1.0 million to $2.0 million per system.
A significant portion of our revenues has been derived from customers outside of the United States. In 2008, approximately 76.5% of our revenues were derived from customers outside of the United States, of which 57.0% were derived from customers in Asia and 19.5% were derived from customers in Europe. In 2009, approximately 72.4% of our revenues were derived from customers outside of the United States, of which 60.8% were derived from customers in Asia and 11.6% were derived from customers in Europe. In 2010, approximately 76.8% of our revenues were derived from customers outside of the United States, of which 65.7% were derived from customers in Asia and 11.1% were derived from customers in Europe. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.
The sales cycle for our systems typically ranges from nine to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenues.

Our results of operations are reported as one business segment.

	Year Ended December 31,
	2008	2009	2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	66.7	63.3	46.8
Gross profit	33.3	36.7	53.2
Operating expenses:
Research and development	24.2	33.0	17.1
Selling, general and administrative	27.8	41.6	19.5
Impairment charge for goodwill and identifiable intangible assets	173.3	—	—
Amortization	4.5	1.7	0.9
Total operating expenses	229.8	76.3	37.5
Operating income (loss)	(196.5)	(39.6)	15.7
Interest income	0.9	0.3	0.1
Other income (expense)	1.9	(1.2)	(0.2)
Income before provision (benefit) income taxes	(193.7)	(40.5)	15.6
Provision (benefit) for income taxes	(3.1)	(2.8)	1.8
Net income (loss)	(190.6)%	(37.7)%	13.8%

Results of Operations 2008, 2009 and 2010
Revenues. Our revenues are derived from the sale of our systems, services, spare parts and software licensing. Our revenues were $131.0 million, $78.7 million and $195.3 million in the years ended 2008, 2009 and 2010. This represents a decrease of 40.0% from 2008 to 2009 and a increase of 148.3% from 2009 to 2010. The decrease in revenue from 2008 to 2009 is primarily due to weakness in the overall semiconductor equipment manufacturing sector. The increase in revenue from 2009 to 2010 is primarily due to improving economic conditions leading to increased capital spending in the semiconductor industry.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Year Ended December 31,
	2008		2009		2010
Systems and Software:
Inspection	$73,465	56%	$38,027	48%	$105,904	54%
Metrology	21,118	16	8,921	11	39,428	20
Data Analysis and Review	4,410	3	6,691	9	19,417	10
Parts	20,801	16	15,428	20	19,266	10
Services	11,246	9	9,590	12	11,290	6
Total revenue	$131,040	100%	$78,657	100%	$195,305	100%

Systems revenue decreased for the year ended December 31, 2008 as compared to the year ended December 31, 2009 due to the decrease in the number of inspection and metrology systems sold during this period. These changes in systems revenue reflect a decrease in inspection systems revenue of $35.4 million and a decrease in metrology systems revenue of $12.2 million from 2008 to 2009. The average selling price of similarly configured systems has been consistent and therefore did not have a material impact on our revenue for the same period. The year-over-year increase in data analysis and review software revenues of $2.3 million from 2008 to 2009 is primarily due to revenue from PCG, which is part of our Data Analysis and Review products, and which was acquired in the third quarter of 2009. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 40% of total revenue for 2008 compared to 35% of total revenue for 2009. The year-over-year decrease in parts and service revenues in absolute dollars from 2008 to 2009 is primarily due to overall weakness in the semiconductor market during 2009. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Systems revenue increased for the year ended December 31, 2009 as compared to the year ended December 31, 2010 due to improving economic conditions leading to increased capital spending in the semiconductor industry. This contributed to an increase in the number of systems sold from 2009 to 2010. These changes in systems revenue reflect an increase in inspection systems revenue of $67.9 million and an increase in metrology systems revenue of $30.5 million. The average selling price of similarly configured systems has been consistent and therefore did not have a material impact on our revenue for the same period. The year-over-year increase in data analysis and review software revenues of $12.7 million from 2009 to 2010 is primarily due to revenue from PCG. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 35% of total revenue for 2009 compared to 59% of total revenue for 2010. The year-over-year increase in parts and service revenues in absolute dollars from 2009 to 2010 is primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $8.7 million at December 31, 2010 primarily consist of $4.1 million for deferred maintenance agreements and $4.6 million for systems awaiting acceptance and outstanding deliverables.
Gross Profit. Our gross profit has been and is anticipated to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $43.7 million, $28.9 million and $103.9 million for the years ended December 31, 2008, 2009 and 2010, respectively. The increase in gross profit as a percentage of revenue from 2008 to 2009 is primarily due to an inventory write down of $4.8 million in 2009 which had less of an impact on gross profit than the inventory write down of $14.1 million in 2008. The increase in gross profit as a percentage of revenue from 2009 to 2010 is primarily due to higher revenues, including an increase in software sales, higher average selling prices and lower reserves due to better inventory utilization. We do not track gross margin by the sources of revenue.
Operating Expenses
The operating expenses consist of:

•
Research and Development. The macro-defect inspection, thin film transparent, opaque process control, and probe card test analysis market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees and the cost of related supplies. Our research and development expense was $31.6 million, $26.0 million and $33.4 million in 2008, 2009 and 2010, respectively. The year-over-year dollar decrease from 2008 to 2009 primarily reflects reduced compensation costs and lower project costs as part of cost reduction efforts, partially offset by an increase in litigation expenses and the inclusion of expenses related to the activities of the acquisition of PCG in the 2009 period. The year-over-year dollar increase from 2009 to 2010 is primarily due to higher costs related to compensation, projects and litigation, as well as, the inclusion of engineering costs associated with the YDI acquisition in the third quarter of 2010. We continue to maintain our commitment to investing in new product development and enhancement to existing products in order to position ourselves for future growth.

•
Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $36.5 million, $32.7 million and $38.2 million in 2008, 2009 and 2010, respectively. The year-over-year dollar decrease from 2008 to 2009 in selling, general and administrative expense was primarily due to the elimination of administrative costs associated with prior business combinations, and lower compensation costs in the 2009 period, offset by expenses as a result of the Adventa acquisition and manufacturing consolidation costs. The year-over-year increase in selling, general and administrative expense from 2009 to 2010 was primarily due to higher compensation and corporate litigation expenses in the 2010 period.

•
Impairment Charge for Goodwill and Identifiable Intangible Assets. Goodwill is tested for impairment annually or more frequently if an event or circumstance indicates that an impairment loss may have been incurred. Impairment charge for goodwill and identifiable intangible assets was $227.1 million for 2008 and $0 for both 2009 and 2010. As of October 31, 2010 we performed our annual goodwill impairment test and determined that the fair value was not less than carrying value; therefore, there was no impairment of goodwill. During our annual goodwill impairment test in October 2008, we experienced a significant decline in our stock price. As a result of the decline in stock price, our market capitalization plus an implied control premium fell significantly below the recorded value of our consolidated net assets as of October 31,

2008. In performing the goodwill impairment test, we used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value. The impairment test resulted in no value attributable to our goodwill and accordingly, we wrote off all of our $192.9 million of goodwill as of October 31, 2008.
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
Other income (expense). In 2008, other income totaled $2.5 million. Other expense was $0.9 million and $0.3 million in 2009 and 2010, respectively. The year-over-year dollar changes in other income (expense) were primarily due to fluctuations in foreign currency exchange rates.
Interest income. Interest income was $1.2 million, $0.3 million, and $0.2 million in 2008, 2009 and 2010, respectively. The year-over-year dollar changes in interest income is primarily due to lower average interest rates.
Income Taxes. We recorded income tax benefit of $4.1 million and $2.2 million, respectively, in 2008 and 2009. Income tax expense was $3.5 million in 2010.
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
Income tax expense for the year ended December 31, 2010 was $3.5 million or 11.5% of income before provision for income taxes. This differs from the federal statutory income tax rate of 35%, primarily as a result of projected tax payments in U.S. and foreign locations, offset by valuation allowances.
We evaluate the recoverability of deferred tax assets from future taxable income and establish valuation allowances if recovery is deemed not likely. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. As a result of our analysis, we concluded that it is more likely than not that substantially all of our net deferred tax assets will not be realized. Therefore, we continue to provide a valuation allowance against these net deferred tax assets. A portion of our net deferred tax assets relate to R&D credits which are reserved for in our FASB ASC 740 provision. We closely monitor available evidence, and may reverse some or all of the valuation allowance in future periods, if appropriate. The valuation allowance increased $6.8 million in 2009 and decreased $6.0 million in 2010, respectively.

Liquidity and Capital Resources
At December 31, 2009, we had $60.9 million of cash, cash equivalents and marketable securities and $126.8 million in working capital. At December 31, 2010, our cash, cash equivalents and marketable securities totaled $71.7 million, while working capital amounted to $159.7 million.
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
Net cash and cash equivalents provided by operating activities for the years ended December 31, 2008 and 2010 totaled $15.4 million and $16.3 million, respectively. Net cash and cash equivalents used by operating activities for the year ended December 31, 2009 totaled $12.1 million. During the year ended December 31, 2008, cash provided by operating activities was primarily due to a decrease in accounts receivable of $31.3 million, net loss, adjusted to exclude the effect of non-cash charges, of $2.2 million, partially offset by a decrease in accounts payable of $5.6 million, an increase in income taxes receivable of $4.2 million, an increase in inventories of $4.3 million, a decrease in accrued liabilities of $2.5 million and a decrease in deferred revenue of $1.6 million. During the year ended December 31, 2009, cash used by operating activities was primarily due to net loss, adjusted to exclude the effect of non-cash charges, of $11.7 million, an increase in accounts receivable of $13.2 million, a decrease in other current liabilities of $1.3 million and a decrease in accrued liabilities of $1.2 million, partially offset by a decrease in inventories of $6.9 million, an increase in accounts payable of $3.2 million, an increase in non-current liabilities of $2.0 million, an increase in deferred revenue of $1.6 million and a decrease in income taxes receivable $1.0 million. During the year ended December 31, 2010, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $37.1 million, an increase in accrued liabilities of $2.7 million, a decrease in income tax receivable of $2.3 million, an increase in accounts payable of $2.2 million, an increase in deferred revenue of $0.9 million, and increase in other current liabilities of $0.8 million, partially offset by an increase of accounts receivable of $24.1 million and an increase of inventories of $5.6 million.
Net cash and cash equivalents used in investing activities for the years ended December 31, 2008 and 2010 totaled $5.7 million and $2.8 million, respectively. The net cash and cash equivalents provided by investing activities for the year ended December 31, 2009 totaled $1.7 million. During the year ended December 31, 2008, net cash used by investing activities included purchases of marketable securities of $15.5 million, acquisition costs for business combinations of $8.5 million, capital expenditures of $3.0 million, partially offset by proceeds from sales of marketable securities of $21.3 million. During the year ended December 31, 2009, net cash provided by investing activities included proceeds from sales of marketable securities of $19.4 million, partially offset by purchases of marketable securities of $12.2 million, acquisition costs for a business combination of $5.0 million and purchase of property, plant and equipment of $0.6 million. During the year ended December 31, 2010, net cash used by investing activities included purchases of marketable securities of $7.8 million, capital expenditures of $4.4 million, acquisition costs for business combinations of $0.8 million, partially offset by proceeds from sales of marketable securities of $10.3 million. Capital expenditures over the next twelve months are expected to be approximately $3.0 million to $5.0 million.
Net cash provided by financing activities was $0.2 million, $0.2 million and $0.5 million in 2008, 2009 and 2010, respectively. In the 2008 and 2009 periods, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans. In the 2010 period, net cash provided by financing activities comprised proceeds received from sales of shares through share-based compensation plans of $0.3 million and tax benefit from share-based compensation plans of $0.2 million
From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.
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

Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $6.7 million at December 31, 2010. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$12,377	$2,929	$3,831	$3,432	$2,185
Open and committed purchase orders	21,994	21,994	—	—	—
Total	$34,371	$24,923	$3,831	$3,432	$2,185

Off-Balance Sheet Arrangements
The Company does not have any significant off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity and capital resources.

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
Business Acquisitions. We account for acquired or merged businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition or merger at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our consolidated financial position and results of operations. Accordingly, for significant acquisitions, we typically obtain assistance from independent valuation specialists.
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
Long-Lived Assets and Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements. No such indicators were noted in 2010.
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
Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2010, we had a valuation allowance of $37.2 million on most of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized.
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

Impact of Recent Accounting Pronouncements
In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We will assess the impact of these amendments on our consolidated financial position and results of operations if and when an acquisition occurs.
In December 2010, the FASB issued amended guidance related to Intangibles - Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not believe that this guidance will have a material impact on our consolidated financial position and results of operations.
In July 2010, the FASB issued ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)." ASU No. 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The guidance is generally effective for reporting periods ending after December 15, 2010. The adoption of ASU No. 2010-20 did not have a significant impact on our consolidated financial position and results of operations.
In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition- Milestone Method (Topic 605)," which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This ASU is effective in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We do not expect the adoption of ASU No. 2010-17 to have a significant impact on our consolidated financial position and results of operations.
In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718)," which provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We do not expect the adoption of ASU No. 2010-13 to have a significant impact on our consolidated financial position and results of operations.
In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Disclosure Requirements."  The objective of this ASU was to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This ASU is to be applied immediately upon issuance.  We have adopted this ASU in the first quarter of 2010 and the adoption of this ASU did not have an effect on our consolidated financial position and results of operations.
In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  This ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements.  In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements, which are effective for reporting periods beginning after December 15, 2010.  We adopted the new guidance in the first quarter of 2010, except for the disclosures related to purchases, sales, issuance and settlements, which will be effective for us beginning in the first quarter of 2011. Because these new standards are related primarily to disclosures, their adoption has not had and is not expected to have a significant impact on our consolidated financial position and results of operations.
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”)

No. 2009-14 on FASB Accounting Standards Codification (“ASC”) 985, “Software—Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force.” The objective of this ASU is to clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This ASU is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is the year 2011. Early adoption is permitted, but this ASU must be adopted in the same period as, and use the same transition method that is used for, the ASU described in the following paragraph. We do not expect the adoption of ASU No. 2009-14 to have a significant impact on our consolidated financial position and results of operations.
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
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (U.S. Treasury and Agency securities, asset-backed securities, mortgage-backed securities, auction rate securities and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 31, 2010, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China. Our international subsidiaries and branches operate primarily using local functional currencies. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at December 31, 2010 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $0.9 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition. A substantial portion of our international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of December 31, 2009 and 2010, we had four and twenty forward contracts outstanding, respectively. The total notional contract value of these outstanding forward contracts at December 31, 2009 and 2010 was $1.0 million and $2.2 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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
We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2010. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our consolidated financial statements as of and for the year ended December 31, 2010 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2010, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 25, 2011, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item with respect to directors and executive officers, see "Proposal One: Election of Directors" and "Corporate Governance Principles and Practices" in the Proxy Statement, which is incorporated herein by reference. Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. This code of ethics is posted on our internet website address at http://www.rudolphtech.com.

Item 11.	Executive Compensation.
The information required by this Item, see "Executive Compensation" and "Compensation of Directors" in the Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item, see "Security Ownership" and "Equity Compensation" in the Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item, see "Related Persons Transactions Policy" and "Board Independence" in the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item, see "Proposal 4: Ratification of Appointment of Independent Registered Public Accountants" in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule.
(a)The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements
The consolidated financial statements and consolidated financial statement information required by this Item are included on pages F-1 through F-7 of this report. The Reports of Independent Registered Public Accounting Firms appear on pages F-2 through F-3 of this report.

2.	Financial Statement Schedule
See Index to financial statements on page F-1 of this report.

3.	Exhibits
The following is a list of exhibits. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Registrant’s Schedule 13D (SEC File No. 005-58091) filed on July 7, 2005).

2.2
Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on December 9, 2005).

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

3.2	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed on June 28, 2005, No 000-27965).
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

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.3*	Amended 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 14, 2001).
10.4*	Form of 1999 Stock Plan (incorporated by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

Exhibit No.	Description

10.5*
Form of 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit (10.6) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.6*
Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009), and as amended May 19, 2010 (incorporated by reference to Exhibit 10.1 to Registrant's quarterly report on Form 10-Q, filed on August 4, 2010).

10.7*
Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).

10.8*
Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.9*
Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.10*	Form of option agreement under 1999 Stock Plan (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 5, 2004).
10.11*	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 21, 2005).
10.12	Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Schedule 13D SEC File No. 005-58091) filed on July 7, 2005).
10.13*	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.14*	Rudolph Technologies, Inc. 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.15*
Executive Change of Control Agreement, dated as of August 20, 2009, by and between Rudolph Technologies, Inc. and Nathan H. Little (incorporated by reference to Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).

21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Rudolph Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rudolph Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder's equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rudolph Technologies, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rudolph Technologies, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Metropark, New Jersey
February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rudolph Technologies, Inc. and Subsidiaries

We have audited Rudolph Technologies, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rudolph Technologies, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Rudolph Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rudolph Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the three years in the period ended December 31, 2010 of Rudolph Technologies, Inc. and Subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Metropark, New Jersey
February 28, 2011

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$57,839	$71,120
Marketable securities	3,080	629
Accounts receivable, less allowance of $602 in 2009 and $306 in 2010	35,312	59,758
Inventories	45,534	52,311
Income taxes receivable	3,501	1,141
Prepaid expenses and other current assets	1,125	1,570
Total current assets	146,391	186,529
Property, plant and equipment, net	12,841	13,677
Goodwill	3,282	4,492
Identifiable intangible assets, net	10,821	9,571
Capitalized software	1,237	895
Deferred income taxes	3,098	3,217
Other assets	533	672
Total assets	$178,203	$219,053
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,683	$7,864
Accrued liabilities:
Payroll and related expenses	3,163	4,651
Royalties	247	517
Warranty	700	1,654
Deferred revenue	6,877	8,662
Other current liabilities	2,940	3,436
Total current liabilities	19,610	26,784
Non-current liabilities	7,462	7,235
Total liabilities	27,072	34,019
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2009 and 2010	—	—
Common stock, $0.001 par value, 50,000 shares authorized, 30,997 and 31,417 issued and outstanding at December 31, 2009 and 2010, respectively	31	31
Additional paid-in capital	387,486	393,456
Accumulated other comprehensive loss	(1,848)	(930)
Accumulated deficit	(234,538)	(207,523)
Total stockholders’ equity	151,131	185,034
Total liabilities and stockholders’ equity	$178,203	$219,053

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2009	2010
Revenues	$131,040	$78,657	$195,305
Cost of revenues	87,388	49,805	91,405
Gross profit	43,652	28,852	103,900
Operating expenses:
Research and development	31,644	25,991	33,387
Selling, general and administrative	36,512	32,703	38,173
Impairment charge for goodwill and identifiable intangible assets	227,105	—	—
Amortization	5,890	1,358	1,715
Total operating expenses	301,151	60,052	73,275
Operating income (loss)	(257,499)	(31,200)	30,625
Interest income	1,230	271	167
Other income (expense)	2,468	(938)	(255)
Income (loss) before provision (benefit) for income taxes	(253,801)	(31,867)	30,537
Provision (benefit) for income taxes	(4,115)	(2,239)	3,522
Net income (loss)	$(249,686)	$(29,628)	$27,015
Earnings (loss) per share:
Basic	$(8.16)	$(0.96)	$0.86
Diluted	$(8.16)	$(0.96)	$0.86
Weighted average number of shares outstanding:
Basic	30,614	30,888	31,286
Diluted	30,614	30,888	31,492

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2008, 2009 and 2010
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2007	30,480	$30	$379,886	$(214)	$44,776	$424,478
Issuance of shares through share-based compensation plans	223	1	219	—	—	220
Net loss	—	—	—	—	(249,686)	(249,686)	$(249,686)
Share-based compensation	—	—	3,405	—	—	3,405
Currency translation	—	—	—	(2,198)	—	(2,198)	(2,198)
Unrealized loss on investments	—	—	—	(131)	—	(131)	(131)
Comprehensive loss							$(252,015)
Balance at December 31, 2008	30,703	31	383,510	(2,543)	(204,910)	176,088
Issuance of shares through share-based compensation plans	294	—	217	—	—	217
Net loss	—	—	—	—	(29,628)	(29,628)	$(29,628)
Share-based compensation	—	—	3,759	—	—	3,759
Currency translation	—	—	—	786	—	786	786
Unrealized loss on investments	—	—	—	(91)	—	(91)	(91)
Comprehensive loss							$(28,933)
Balance at December 31, 2009	30,997	31	387,486	(1,848)	(234,538)	151,131
Issuance of shares through share-based compensation plans	420	—	289	—	—	289
Net income	—	—	—	—	27,015	27,015	$27,015
Share-based compensation	—	—	5,439	—	—	5,439
Tax benefit for share-based compensation	—	—	242	—	—	242
Currency translation	—	—	—	914	—	914	914
Unrealized gain on investments	—	—	—	4	—	4	4
Comprehensive income							$27,933
Balance at December 31, 2010	31,417	$31	$393,456	$(930)	$(207,523)	$185,034

The accompanying notes are an integral part of these consolidated financial statements

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$(249,686)	$(29,628)	$27,015
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Impairment of goodwill and identifiable intangible assets	227,105	—	—
Amortization	7,243	1,895	2,069
Depreciation	4,500	6,751	3,706

Foreign currency exchange (gain) loss	(2,547)	937	255
Net loss on sale of marketable securities	79	1	—
Share-based compensation	3,405	3,759	5,439
Provision for (recovery of) doubtful accounts and inventory valuation	14,569	4,775	(1,188)
Deferred income taxes	(2,449)	(217)	(152)
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	31,290	(13,196)	(24,115)
Income taxes receivable	(4,164)	969	2,300
Inventories	(4,287)	6,922	(5,577)
Prepaid expenses and other assets	815	592	574
Accounts payable	(5,571)	3,232	2,183
Accrued liabilities	(2,471)	(1,227)	2,671
Deferred revenue	(1,581)	1,619	948
Other current liabilities	(1,501)	(1,252)	802
Non-current liabilities	640	2,009	(608)
Net cash and cash equivalents provided by (used in) operating activities	15,389	(12,059)	16,322
Cash flows from investing activities:
Purchases of marketable securities	(15,541)	(12,161)	(7,823)
Proceeds from sales of marketable securities	21,302	19,446	10,261
Purchases of property, plant and equipment	(2,966)	(587)	(4,363)
Capitalized software	(30)	—	—
Purchase of business, net of cash acquired	(8,474)	(5,011)	(849)
Net cash and cash equivalents provided by (used in) investing activities	(5,709)	1,687	(2,774)
Cash flows from financing activities:
Issuance of shares through share-based compensation plans	220	217	289
Tax benefit for sale of shares through share-based compensation plans	—	—	242
Net cash and cash equivalents provided by financing activities	220	217	531
Effect of exchange rate changes on cash and cash equivalents	415	259	(798)
Net increase (decrease) in cash and cash equivalents	10,315	(9,896)	13,281
Cash and cash equivalents at beginning of year	57,420	67,735	57,839
Cash and cash equivalents at end of year	$67,735	$57,839	$71,120
Supplemental disclosure of cash flow information:
Net cash paid (received) during the year for:
Income taxes	$1,945	(3,062)	$916

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.	Organization and Nature of Operations:
Rudolph Technologies, Inc. (the “Company”) designs, develops, manufactures and supports high-performance process control equipment used in semiconductor device manufacturing. The Company has branch sales and service offices in South Korea, Taiwan and Singapore and wholly-owned sales and service subsidiaries in Europe, Japan, China and Minnesota. The Company operates in a single segment and supports a wide variety of applications in the areas of macro-defect detection and classification, diffusion, etch, lithography, CVD, PVD and CMP.

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
C. Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, purchase accounting allocations, recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, accruals for manufacturing consolidation, contingencies and share-based payments, including forfeitures and liabilities for tax uncertainties. Actual results could differ from those estimates.
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
J. Goodwill and Other Intangible Assets:
Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company estimates the fair value of its aggregated reporting unit using the market value of its common stock at October 31 multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. The Company obtains information on completed sales of similar companies in our industry to estimate the implied control premium for the Company. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, the Company may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2010. No impairments were noted.
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
For additional information on the Company’s income taxes, see Note 14 of Notes to the Consolidated Financial Statements.
N. Translation of Foreign Currencies:
The Company has branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China. Its international subsidiaries and branches operate primarily using local functional currencies. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A substantial portion of the Company’s international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to these sales.
Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $1,610 and $696 as of December 31, 2009 and 2010, respectively.
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
For additional information on the Company’s share-based compensation plans, see Note 12 of Notes to the Consolidated Financial Statements.
P. Research and Development and Software Development Costs:
Expenditures for research and development are expensed as incurred. Certain software product development costs incurred after technological feasibility has been established are capitalized and amortized, commencing upon the general release of the software product to the Company’s customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis, typically over seven years. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. At December 31, 2009 and 2010, capitalized software development costs were $1,237 and $895, respectively. During the years ended December 31, 2008, 2009 and 2010, software development cost amortization totaled $689, $537 and $354, respectively. During 2008, the Company recorded write-downs of capitalized software of $664, in research and development expenses in the Consolidated Statement of Operations.
Q. Fair Value of Financial Instruments:
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.
R. Derivative Instruments and Hedging Activities:
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2009 and 2010, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2009 and 2010 were as follows:

	December 31,
	2009	2010
Notional amount	$1,042	$2,247
Fair value of liability	$3	$163

The Company recognized a loss of $720, $116, and $93 with respect to forward contracts which matured during 2008, 2009 and 2010, respectively. The aggregate notional amount of these contracts was $6,964, $2,469 and $1,200, for 2008, 2009 and 2010, respectively.
S. Recent Accounting Pronouncements:
In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial position and results of operations if and when an acquisition occurs.
In December 2010, the FASB issued amended guidance related to Intangibles - Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial position and results of operations.
In July 2010, the FASB issued ASU No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310)." ASU No. 2010-20 requires increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables. The guidance is generally effective for reporting periods ending after December 15, 2010. The adoption of ASU No. 2010-20 did not have a significant impact on the Company's consolidated financial position and results of operations.
In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition- Milestone Method (Topic 605)," which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  This ASU is effective in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  We do not expect the adoption of ASU No. 2010-17 to have a significant impact on the Company's consolidated financial position and results of operations.
In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718)," which provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company does not expect the adoption of ASU No. 2010-13 to have a significant impact on the Company's consolidated financial position and results of operations.
In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Disclosure Requirements."  The objective of this ASU was to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This ASU is to be applied immediately upon issuance.  The Company adopted this ASU in the first quarter of 2010 and the adoption of this ASU did not have an effect on the Company's consolidated financial position and results of operations.
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
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2009-14 on FASB Accounting Standards Codification (“ASC 985”), “Software—Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force.” The objective of this ASU is to clarify which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This ASU is to be applied prospectively for revenue arrangements

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for the Company is its fiscal year 2011. Early adoption is permitted, but this ASU must be adopted in the same period as, and use the same transition method that is used for, the ASU described in the following paragraph. The Company does not expect the adoption of ASU No. 2009-14 to have a significant impact on the Company's consolidated financial position and results of operations.
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

3.	Business Combinations:
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
Yield Dynamics
On August 11, 2010, the Company announced that it had acquired selected assets of the Yield Dynamics software business from MKS Instruments, headquartered in Andover, Massachusetts. The acquired business has been integrated into our Data Analysis and Review group product offerings. The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.

4.	Fair Value Measurements:
The Company applies a three-level valuation hierarchy for fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based on management’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s fair value measurement classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables provide the assets carried at fair value measured on a recurring basis as of December 31, 2009 and December 31, 2010:

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Available-for-sale debt securities:
U.S. Treasury notes	$212	$212	$—	$—
Auction rate securities	248	—	—	248
Municipal bonds	2,620	—	2,620	—
Total available-for-sale debt securities	3,080	212	2,620	248

Derivatives:
Foreign currency forward contracts	(3)	(3)	—	—
Total derivatives	(3)	(3)	—	—
Total	$3,077	$209	$2,620	$248
December 31, 2010
Available-for-sale debt securities:
U.S. Treasury notes	$362	$362	$—	$—
Auction rate securities	267	—	—	267
Total available-for-sale debt securities	629	362	—	267

Derivatives:
Foreign currency forward contracts	(163)	(163)	—	—
Total derivatives	(163)	(163)	—	—
Total	$466	$199	$—	$267

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets. The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The U.S. Treasury Notes are measured based on quoted market prices.
Level 2 investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. These investments, which are held by a custodian, include: municipal bonds and government-sponsored enterprise securities. Investment prices are obtained from third party pricing providers, which models prices utilizing the above observable inputs, for each asset class.
Level 3 investments consist of auction rate securities for which the Company uses a discounted cash flow model to value these investments. This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2009	$248
Unrealized gains in accumulated other comprehensive loss	19
Purchases, issuances, and settlements, net	—
Transfers into (out of) Level 3	—
Balance at December 31, 2010	$267

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
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses on available-for-sale securities are included in “Other income (expense).” Net realized losses of $79, $1 and $0 were included in the Consolidated Statement of Operations for 2008, 2009 and 2010, respectively. The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.
As of December 31, 2010, the Company held one auction-rate security with a fair value of $267. The underlying asset of the Company’s auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of December 31, 2010, the Company has recorded a cumulative temporary unrealized impairment loss of $233 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of these securities. The Company believes that this impairment is temporary as it does not intend to sell these securities, the Company will not be required to sell these securities before recovery, and the Company expects to recover the amortized cost basis of these securities.
The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2009 and 2010 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At December 31, 2009 and 2010, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2009
Treasury notes and obligations of agencies	$2,819	$13	$—	$2,832
Tax-free auction rate securities	500	—	(252)	248
Total marketable securities	$3,319	$13	$(252)	$3,080
December 31, 2010
Treasury notes and obligations of agencies	$359	$3	$—	$362
Tax-free auction rate securities	500	—	(233)	267
Total marketable securities	$859	$3	$(233)	$629
The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2009 and 2010:

	December 31, 2009		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,452	$2,456	$359	$362
Due after one through five years	367	376	—	—
Due after five through ten years	—	—	—	—
Due after ten years	500	248	500	267
Total marketable securities	$3,319	$3,080	$859	$629
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities,

aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2009 and 2010. No amounts have been in an unrealized loss position for less than 12 months.

	In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses
December 31, 2009
Tax-free auction rate securities	248	(252)
Total marketable securities	$248	$(252)
December 31, 2010
Tax-free auction rate securities	267	(233)
Total marketable securities	$267	$(233)

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

6.	Inventories:
Inventories are comprised of the following:

	December 31,
	2009	2010
Materials	$19,343	$25,579
Work-in-process	14,577	13,480
Finished goods	11,614	13,252
Total inventories	$45,534	$52,311

The Company has established reserves of $9,474 and $7,536 at December 31, 2009 and 2010, respectively, for slow moving and obsolete inventory. During 2009, the Company recorded a charge in cost of revenues of $4,832 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2009, the Company disposed of $6,989 of inventory. During 2010, the Company recorded a recovery of cost of revenues of $1,046 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2010, the Company disposed of $892 of inventory.

7.	Property, Plant and Equipment:
Property, plant and equipment, net is comprised of the following:

	December 31,
	2009	2010
Land and building	$4,927	$4,997
Machinery and equipment	13,382	15,547
Furniture and fixtures	2,730	2,944
Computer equipment	6,089	6,375
Leasehold improvements	6,102	6,314
	33,230	36,177
Accumulated depreciation	(20,389)	(22,500)
Total property, plant and equipment, net	$12,841	$13,677

Depreciation expense amounted to $4,500, $6,751 and $3,706 for the years ended December 31, 2008, 2009, and 2010,

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

respectively.

8.	Identifiable Intangible Assets and Goodwill:
Identifiable Intangible Assets
Identifiable intangible assets as of December 31, 2009 and 2010 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2009
Developed technology	$53,390	$45,153	$8,237
Customer and distributor relationships	7,436	6,674	762
Trade names	4,342	2,520	1,822
Total identifiable intangible assets	$65,168	$54,347	$10,821

December 31, 2010
Developed technology	$53,826	$46,484	$7,342
Customer and distributor relationships	7,446	6,789	657
Trade names	4,361	2,789	1,572
Total identifiable intangible assets	$65,633	$56,062	$9,571

Intangible asset amortization expense amounted to $5,890, $1,358 and $1,715 for the years ended December 31, 2008, 2009 and 2010, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense amounts to $1,757 for 2011, $1,664 for 2012, $1,664 for 2013, $1,405 for 2014, and $1,033 for 2015.
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2008	$—
Adventa acquisition	3,282
Balance at December 31, 2009	3,282
YDI acquisition	1,210
Balance at December 31, 2010	$4,492

Goodwill and Identifiable Intangible Assets Impairment
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

9.	Non-current liabilities

	December 31,
	2009	2010
Unrecognized tax benefits (including interest)	$4,472	$4,831
Other	2,990	2,404
Total non-current liabilities	$7,462	$7,235

10.	Commitments and Contingencies:
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
Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2008	2009	2010
Balance, beginning of the year	$2,365	$1,813	$700
Accruals	1,868	894	2,363
Warranty liability assumed in acquisition	215	—	—
Usage	(2,635)	(2,007)	(1,409)
Balance, end of the year	$1,813	$700	$1,654

Legal Matters
From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. In December 2007, Rudolph completed its acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, Rudolph assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) against Applied alleging infringement on two of ITC's patents. While this litigation is currently ongoing, Rudolph believes that it has meritorious defenses and is vigorously defending the action. In the event that Rudolph is ultimately found liable, damage estimates related to this case, which have not been accrued for as of December 31, 2010, range from approximately $25 to $9,000, depending on multiple factors presented by the parties.
Lease Agreements
The Company rents space for its manufacturing and service operations and sales offices, which expire through 2018. Total rent expense for these facilities amounted to $2,821, $2,720 and $2,916 for the years ended December 31, 2008, 2009 and 2010, respectively.
The Company also leases certain equipment pursuant to operating leases, which expire through 2014. Rent expense related

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

to these leases amounted to $148, $122 and $118 for the years ended December 31, 2008, 2009 and 2010, respectively.
Total future minimum lease payments under noncancelable operating leases as of December 31, 2010 amounted to $2,929 for 2011, $2,162 for 2012, $1,668 for 2013, $1,701 for 2014, $1,730 for 2015 and $2,185 for all periods thereafter.
Royalty Agreements
Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $838, $279 and $871 for the years ended December 31, 2008, 2009 and 2010, respectively.
Open and Committed Purchase Orders
The Company has open and committed purchase orders of $21,994 as of December 31, 2010.

11.	Preferred Share Purchase Rights:
On June 27, 2005, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”) and declared a dividend distribution of one Preferred Share Purchase Right (a “Right”) on each outstanding share of Company common stock. Each right entitles stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock of Rudolph at an exercise price of $120. The Company’s Board of Directors is entitled to redeem the Rights at $0.001 per Right at any time before a person has acquired 15% or more of the outstanding Rudolph common stock.
Subject to limited exceptions, the Rights will be exercisable if a person or group acquires 15% or more of Rudolph common stock or announces a tender offer for 15% or more of the common stock. Each Right other than Rights held by the acquiring person, which will become void, entitles its holder to purchase a number of common shares of Rudolph having a market value at that time of twice the Right’s exercise price.
The Rights Plan is scheduled to expire in 2015.

12.	Share-Based Compensation and Employee Benefit Plans:
Share-Based Compensation Plans
The Company’s share-based compensation plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in long-term growth of the Company. The Company settles stock option exercises and restricted stock awards with newly issued common shares.
The Company established the 1999 Stock Plan (the “1999 Plan”) effective August 31, 1999. The 1999 Plan provided for the grant of 2,000 stock options and stock purchase rights, subject to annual increases, to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Options granted under the 1999 Plan typically grade vested over a five-year period and expired ten years from the date of grant. Restricted stock units granted under the 1999 Plan typically vested over a five-year period for employees and one year for directors. Restricted stock units granted to employees had time based vesting or performance and time based vesting. In the fourth quarter of 2009, the 1999 Plan expired and as of December 31, 2009 and 2010, there were no shares of common stock reserved for future grants under the 1999 Plan, respectively.
The Company established the 2009 Stock Plan (the “2009 Plan”) effective November 1, 2009. The 2009 Plan provides for the grant of 3,300 stock options and stock purchase rights to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. As the 1999 Plan expired in the fourth quarter of 2009, shares of common stock available for future grants of 753 from the 1999 Plan were carried forward into the allocated balance of the 2009 Plan. Options granted under the 2009 Plan typically grade vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 2009 Plan typically vest over a five-year period for employees and one year for directors. Restricted stock units granted to employees have time based vesting or performance and time based vesting. As of December 31, 2010, there were 3,561 shares of common stock reserved for future grants under the 2009 Plan.
The following table reflects share-based compensation expense by type of award:

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

	Year Ended December 31,
	2008	2009	2010
Share-based compensation expense:
Stock options	$508	$453	$618
Restricted stock units	2,897	3,306	4,821
Total share-based compensation	3,405	3,759	5,439
Tax effect on share-based compensation	1,396	1,541	2,230
Net effect on net income	$2,009	$2,218	$3,209
Tax effect on:
Cash flows from financing activities	$—	$—	$242
Effect on earnings per share—basic	$(0.07)	$(0.07)	$(0.10)
Effect on earnings per share—diluted	$(0.07)	$(0.07)	$(0.10)

Valuation Assumptions for Stock Options
For the year ended December 31, 2009, there were 397 stock options granted. For the year ended December 31, 2010, there were 10 stock options granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2009	2010
Expected life (years)	4.9	5.0
Expected volatility	82.0%	85.5%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.0%	2.1%
Weighted average fair value per option	$4.50	$5.07

Stock Option Activity
A summary of the Company’s stock option activity with respect to the years ended December 31, 2008, 2009 and 2010 follows:

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,755	$21.27
Granted	—	—
Exercised	(11)	1.95
Expired	(425)	22.52
Forfeited	(12)	15.96
Outstanding at December 31, 2008	2,307	21.16
Granted	397	6.88
Exercised	(14)	3.07
Expired	(485)	16.68
Forfeited	(17)	11.96
Outstanding at December 31, 2009	2,188	19.75
Granted	10	7.47
Exercised	(22)	5.20
Expired	(225)	25.86
Forfeited	(1)	14.46
Outstanding at December 31, 2010	1,950	$19.14	3.5	$532
Vested or expected to vest at December 31, 2010	1,935	$19.24	3.4	$511
Exercisable at December 31, 2010	1,652	$21.36	2.6	$114

The total intrinsic value of the stock options exercised during 2008, 2009 and 2010 was $87, $41 and $68, respectively.
The options outstanding and exercisable at December 31, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.80 - $7.86	399	8.7	$6.90	102	$7.11
$10.00 - $15.38	396	3.3	$13.33	395	$13.33
$15.48 - $20.41	420	2.6	$16.83	420	$16.83
$20.60 - $26.20	454	2.0	$24.12	454	$24.12
$28.06 - $50.30	281	0.1	$40.11	281	$40.11
$ 6.80 - $50.30	1,950	3.5	$19.14	1,652	$21.36

As of December 31, 2010, there was $997 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average remaining period of 2.6 years.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2008, 2009 and 2010 follows:

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	680	$16.08
Granted	334	$7.53
Vested	(185)	$14.77
Forfeited	(100)	$14.60
Nonvested at December 31, 2008	729	$12.70
Granted	919	$4.86
Vested	(237)	$11.48
Forfeited	(39)	$10.40
Nonvested at December 31, 2009	1,372	$7.72
Granted	487	$7.58
Vested	(377)	$9.23
Forfeited	(27)	$7.97
Nonvested at December 31, 2010	1,455	$7.28

As of December 31, 2010, there was $6,215 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.
Employee Stock Purchase Plan
The Company established an Employee Stock Purchase Plan (the “ESPP”) effective November 1, 2009. The Company’s prior employee stock purchase plan, effective August 31, 1999, expired in the fourth quarter of 2009. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of Company common stock at the end of the applicable six-month purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by FASB ASC 718. No stock-based compensation expense for the ESPP was recorded for the years ended December 31, 2008, 2009 and 2010. As of December 31, 2009 and 2010, there were 300 and 280 shares available for issuance under the ESPP, respectively.
401(k) Savings Plan
The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. The Company temporarily suspended its matching contributions to the plan for the six months ended December 31, 2009. The Company reinstated the matching contributions to the plan effective January 1, 2010. Company matching contributions to the plan totaled $899, $340 and $817 for the years ended December 31, 2008, 2009 and 2010, respectively.
Profit Sharing Program
The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2008, 2009 and 2010.

13.	Other Income (Expense):

	Year Ended December 31,
	2008	2009	2010
Foreign currency exchange gains (losses), net	$2,547	$(937)	$(255)
Realized gains (losses) on sales of marketable securities, net	(79)	(1)	—
Total other income (expense)	$2,468	$(938)	$(255)

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

14.	Income Taxes:
The components of income tax expense are as follows:

	Year Ended December 31,
	2008	2009	2010
Current:
Federal	$(3,985)	$(2,640)	$743
State	11	(46)	124
Foreign	2,308	230	2,807
	(1,666)	(2,456)	3,674
Deferred:
Federal	(3,155)	157	—
State	572	37	(167)
Foreign	134	23	15
	(2,449)	217	(152)
Total income tax expense (benefit)	$(4,115)	$(2,239)	$3,522

Income (loss) before income tax of $(263,081) and $9,280 was generated by domestic and foreign operations, respectively, in 2008. Income (loss) before income tax of $(32,123) and $256 was generated by domestic and foreign operations, respectively, in 2009. Income before income tax of $16,284 and $14,253 was generated by domestic and foreign operations, respectively, in 2010.
Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2009	2010
Research and development credit carryforward	$7,445	$7,367
Reserves and accruals not currently deductible	1,493	1,729
Deferred revenue	1,015	2,395
Domestic net operating loss carryforwards	7,393	985
Depreciation	759	471
Capital losses	497	73
Foreign net operating loss and credit carryforwards	3,935	4,933
Intangibles	17,379	15,753
Tax deductible transaction costs	601	534
Share-based compensation	114	1,706
Inventory obsolescence reserve	5,098	4,049
Other	668	491
Gross deferred tax assets	46,397	40,486
Valuation allowance for deferred tax assets	(43,267)	(37,239)
Deferred tax assets after valuation allowance	3,130	3,247
Gross deferred tax liabilities	(32)	(30)
Net deferred tax assets	$3,098	$3,217

At December 31, 2009 and 2010, we had valuation allowances of $43,267 and $37,239 on certain of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decrease in valuation allowance of $6,028 is primarily due to utilization of domestic net operating loss carry forwards. Valuation allowances have been recorded

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

on substantially all of the Company’s deferred tax assets as of December 31, 2009 and 2010, except for $3,094 and $3,217 of research and development credits which are reserved for in the Company’s provision for uncertain tax positions and $4 and $0 for alternative minimum tax credits, as the Company has incurred cumulative losses. The Company computes cumulative losses for these purposes by adjusting pretax results for permanent items.
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% for the years ended December 31, 2008, 2009 and 2010 to income before provision for income taxes as follows:

	Year Ended December 31,
	2008	2009	2010
Federal income tax provision at statutory rate	$(88,830)	$(11,154)	$10,687
State taxes, net of federal effect	(1,789)	(904)	468
Non-deductible goodwill impairment charges	50,440	—	—
Foreign taxes net of federal effect	1,342	525	—
Domestic manufacturing benefit	—	—	(573)
Change in valuation allowance for deferred tax assets	35,196	8,312	(6,553)
True up of prior year benefit	(45)	580	(414)
Other	(429)	402	(93)
Provision (benefit) for income taxes	$(4,115)	$(2,239)	$3,522
Effective tax rate	2%	7%	12%

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
At December 31, 2010, the Company had federal, state and foreign net operating loss carryforwards of $0, $15,147 and $1,696, respectively. The net operating loss carryforwards expire on various dates through December 31, 2029. Utilization of the net operating loss carry forwards may be subject to an annual limitation in the event of a change in ownership in future years as defined by Section 382 of the Internal Revenue Code and similar state provisions. At December 31, 2010, the Company had federal and state research & development credits and foreign tax credit carryforwards of $5,553, $2,860 and $4,205, respectively. The federal research & development credits are set to expire at various dates through December 31, 2030. The state research & development credits are set to expire at various dates through December 21, 2023. The foreign tax credit is set to expire at various dates through December 31, 2017.
A provision has not been made at December 31, 2010 for U.S. or additional foreign withholding taxes on approximately $1,142 of undistributed earnings of our foreign subsidiary in Europe because it is the present intention of management to permanently reinvest these undistributed earnings. U.S. taxes on such permanently reinvested foreign earnings would be recorded net of applicable foreign tax credits and withholding taxes, if any.
The total amount of unrecognized tax benefits were as follows:

	December 31,
	2008	2009	2010
Unrecognized tax benefits, opening balance	$5,875	$5,967	$5,531
Gross increases—tax positions in prior period	700	(71)	982
Gross increases—current-period tax positions	225	68	211
Lapse of statute of limitations	(833)	(433)	—
Unrecognized tax benefits, ending balance	$5,967	$5,531	$6,724

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Included in the balance of unrecognized tax benefits at December 31, 2009 and 2010 are unrecognized tax benefits of $5,531 and $6,724, of which $4,392 and $4,731, would be reflected as an adjustment to income tax expense if recognized, respectively. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our results of operations or financial position.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008, 2009 and 2010, the Company recognized approximately $37, $16 and $27 in interest and penalties expense associated with uncertain tax positions, respectively. As of December 31, 2009 and 2010, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $170 and $214, respectively.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company has not been contacted by the Internal Revenue Service for examination of income tax returns for open periods, December 31, 2007 through December 31, 2009. In 2010, the State of New Jersey and the State of Minnesota closed their audits for the years 2005 through 2007 without any material adjustments. The Company has not been contacted by any other U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2005.

15.	Manufacturing Consolidation:
Budd Lake, New Jersey, Facility
As a result of the decline in the semiconductor capital equipment industry between 2008 and 2009 and its effect on the Company's Metrology operations, the Company recorded restructuring and asset write-down charges in the three months ended December 31, 2009. The cumulative restructuring and write-down charges through the period ended December 31, 2010 are as follows: 1) $4,500 for asset write-downs, which includes inventory and fixed assets related to discontinued older product lines which the Company believes will not be competitive as the industry recovers; 2) $1,845 for unused and excess rental space that has developed as the Company's Metrology operations have declined over time; and 3) $425 for employee termination costs related to moving the manufacturing of the Company's metrology products from its facility in Budd Lake, NJ to its facility in Bloomington, MN. These charges, which total $6,838, were recorded in Cost of revenues and Selling, general and administrative expenses for $3,048 and $3,722, respectively.
The following table sets forth changes in the Company's reserve as of December 31, 2010.

	Year Ended December 31, 2010
	Balance at December 31, 2009	Charged to Costs and Expenses	Payments and Other	Balance at December 31, 2010
Employee termination	$159	$266	$(425)	$—
Excess rental space	1,949	—	(403)	1,546
Total	$2,108	$266	$(828)	$1,546

16.	Segment Reporting and Geographic Information:
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
The following table lists the different sources of revenue:

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

	Year Ended December 31,
	2008		2009		2010
Systems:
Inspection	$73,465	56%	$38,027	48%	$105,904	54%
Metrology	21,118	16%	8,921	11%	39,428	20%
Data Analysis and Review	4,410	3%	6,691	9%	19,417	10%
Parts	20,801	16%	15,428	20%	19,266	10%
Services	11,246	9%	9,590	12%	11,290	6%
Total revenue	$131,040	100%	$78,657	100%	$195,305	100%

The Company's significant operations outside the United States include sales, service and application offices in Europe and Asia. For geographical reporting, revenues are attributed to the geographic location in which the product is shipped. Revenue by geographic region is as follows:

	Year Ended December 31,
	2008	2009	2010
Revenues from third parties:
United States	$30,744	$21,673	$45,243
Taiwan	27,361	22,401	48,455
China	6,582	5,261	24,201
Singapore	12,106	11,765	30,305
South Korea	17,577	4,062	17,612
Japan	11,035	4,394	7,725
Europe	25,635	9,101	21,764
Total revenue	$131,040	$78,657	$195,305

In 2008 and 2009, sales to Intel Corporation accounted for 10.9% and 13.6 % of our revenues, respectively. In 2010, sales to Taiwan Semiconductor Manufacturing Co. and Samsung Semiconductor, Inc. accounted for 13.9% and 11.2% of our revenues, respectively. No other individual end user customer accounted for more than 10% of our revenues in 2008, 2009 and 2010.
As of December 31, 2009 there were two customers, STATS ChipPAC, LTD. and Hynix Semiconductor, Inc., that accounted for more than 10% of net accounts receivable. At December 31, 2010, two customers, Semiconductor Manufacturing International Corporation and Samsung Semiconductor, Inc., accounted for more than 10% of net accounts receivable.
Substantially all of the Company’s long-lived assets are within the United States of America.

17.	Earnings (Loss) Per Share:
Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. For the year ended December 31, 2008, all outstanding stock options and restricted stock units were excluded from the computation of diluted loss per share totaling 2,307 and 729, respectively, because the effect in the period would be anti-dilutive. For the year ended December 31, 2009, all outstanding stock options and restricted stock units totaling 2,188 and 1,372, respectively, were excluded from the computation of diluted loss per share because the effect in the period would be anti-dilutive. For the year ended December 31, 2010, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,059 and 446, respectively.
The computations of basic and diluted loss per share for the years ended December 31, 2008, 2009, and 2010 are as follows:

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount
For the year ended December 31, 2008
Basic earnings per share:
Net income	$(249,686)	30,614	$(8.16)
Effect of dilutive stock options and restricted stock units	—	—	—
Diluted earnings per share:
Net income	$(249,686)	30,614	$(8.16)
For the year ended December 31, 2009
Basic loss per share:
Net loss	$(29,628)	30,888	$(0.96)
Effect of dilutive stock options and restricted stock units	—	—	—
Diluted loss per share:
Net loss	$(29,628)	30,888	$(0.96)
For the year ended December 31, 2010
Basic income per share:
Net income	$27,015	31,286	$0.86
Effect of dilutive stock options and restricted stock units	—	206	—
Diluted loss per share:
Net income	$27,015	31,492	$0.86

18.	Share Repurchase Program
In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company’s common stock. As of the time of filing this Annual Report on Form 10-K, the Company has not purchased any shares under this program.

19.	Quarterly Consolidated Financial Data (unaudited):
The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2010. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	Total
Revenues	$11,061	$15,341	$23,330	$28,925	$78,657
Gross profit	2,284	5,406	9,473	11,689	28,852
Loss before income taxes	(10,958)	(8,669)	(5,574)	(6,666)	(31,867)
Net loss	(10,054)	(8,625)	(4,835)	(6,114)	(29,628)
Loss per share:
Basic	$(0.33)	$(0.28)	$(0.16)	$(0.20)	$(0.96)
Diluted	$(0.33)	$(0.28)	$(0.16)	$(0.20)	$(0.96)
Weighted average number of shares outstanding:
Basic	30,788	30,957	31,109	30,990	30,888
Diluted	30,788	30,957	31,109	30,990	30,888

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Total
Revenues	$40,622	$48,349	$52,323	$54,011	$195,305
Gross profit	20,287	25,190	29,272	29,151	103,900
Income before income taxes	2,768	7,372	9,506	10,891	30,537
Net income	2,045	6,513	8,903	9,554	27,015
Income per share:
Basic	$0.07	$0.21	$0.28	$0.30	$0.86
Diluted	$0.07	$0.21	$0.28	$0.30	$0.86
Weighted average number of shares outstanding:
Basic	31,117	31,216	31,365	31,409	31,286
Diluted	31,352	31,437	31,534	31,606	31,492

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2008:
Allowance for doubtful accounts	$214	$445	$—	$—	$659
Inventory valuation	3,394	14,124	—	5,887	11,631
Warranty	2,365	1,868	215	2,635	1,813
Deferred tax valuation allowance	1,295	35,196	—	—	36,491
Year 2009:
Allowance for doubtful accounts	$659	$(57)	$—	$—	$602
Inventory valuation	11,631	4,832	—	6,989	9,474
Warranty	1,813	894	—	2,007	700
Deferred tax valuation allowance	36,491	8,312	(853)	683	43,267
Year 2010:
Allowance for doubtful accounts	$602	$(142)	$—	$154	$306
Inventory valuation	9,474	(1,046)	—	892	7,536
Warranty	700	2,363	—	1,409	1,654
Deferred tax valuation allowance	43,267	(6,553)	745	220	37,239

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Rudolph Technologies, Inc.
By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin Chairman and Chief Executive Officer
Date:	February 25, 2011

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Paul F. McLaughlin	Chairman and Chief Executive Officer	February 25, 2011
Paul F. McLaughlin

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011
Steven R. Roth

/s/ Leo Berlinghieri	Director	February 25, 2011
Leo Berlinghieri

/s/ Daniel H. Berry	Director	February 25, 2011
Daniel H. Berry

/s/ Thomas G. Greig	Director	February 25, 2011
Thomas G. Greig

/s/ Richard F. Spanier	Director	February 25, 2011
Richard F. Spanier

/s/ Aubrey C. Tobey	Director	February 25, 2011
Aubrey C. Tobey

/s/ John R. Whitten	Director	February 25, 2011
John R. Whitten

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation (incorporated by reference to Exhibit 99.2 to the Registrant’s Schedule 13D (SEC File No. 005-58091) filed on July 7, 2005).

2.2
Amendment No. 1, dated as of December 8, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation, to the Agreement and Plan of Merger, dated as of June 27, 2005, by and among the Registrant, NS Merger Sub, Inc. and August Technology Corporation. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on December 9, 2005).

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

3.2	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A, filed on June 28, 2005, No 000-27965).
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

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).
10.3*	Amended 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 14, 2001).
10.4*	Form of 1999 Stock Plan (incorporated by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999)
10.5*
Form of 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit (10.6) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.6*
Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009), as amended May 19, 2010 (incorporated by reference to Exhibit 10.1 to Registrant's quarterly report on Form 10-Q, filed on August 4, 2010).

10.7*
Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated by reference to Exhibit 10.14 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).

Exhibit No.	Description
10.8*
Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.9*
Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86871), filed on September 9, 1999).

10.10*	Form of option agreement under 1999 Stock Plan (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 5, 2004).
10.11*	Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 21, 2005).
10.12*	Form of Company Shareholder Voting Agreement (incorporated by reference to Exhibit 99.2 to the Registrant’s Schedule 13D (SEC File No. 005-58091) filed on July 7, 2005).
10.13*	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.14*	Rudolph Technologies, Inc. 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.15*
Executive Change of Control Agreement, dated as of August 20, 2009, by and between Rudolph Technologies, Inc. and Nathan H. Little (incorporated by reference to Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009).

21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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
__________________
+ Confidential treatment has been granted with respect to portions of this exhibit.
* Management contract, compensatory plan or arrangement.