Form 10-Q
period 2011-03-31
RUDOLPH TECHNOLOGIES INC
filed 2011-05-04
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File No. 000-27965
___________________________
RUDOLPH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	22-3531208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
One Rudolph Road, PO Box 1000, Flanders, New Jersey 07836
(Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (973) 691-1300

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

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]
The number of outstanding shares of the Registrant's Common Stock on April 20, 2011 was 31,651,954.

PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,127	$71,120
Marketable securities	415	629
Accounts receivable, less allowance of $449 as of March 31, 2011 and $306 as of December 31, 2010	54,257	59,758
Inventories	57,375	52,311
Prepaid expenses and other current assets	2,253	2,711
Total current assets	195,427	186,529
Property, plant and equipment, net	13,108	13,677
Goodwill	4,492	4,492
Identifiable intangible assets, net	9,128	9,571
Other assets	4,678	4,784
Total assets	$226,833	$219,053
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,875	$14,686
Other current liabilities	10,381	12,098
Total current liabilities	26,256	26,784
Non-current liabilities	7,317	7,235
Total liabilities	33,573	34,019
Commitments and contingencies	—	—
Stockholders' equity:
Common stock	31	31
Additional paid-in capital	395,069	393,456
Accumulated other comprehensive loss	(1,056)	(930)
Accumulated deficit	(200,784)	(207,523)
Total stockholders' equity	193,260	185,034
Total liabilities and stockholders' equity	$226,833	$219,053

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$50,599	$40,622
Cost of revenues	23,302	20,335
Gross profit	27,297	20,287
Operating expenses:
Research and development	8,895	7,847
Selling, general and administrative	9,875	9,006
Amortization	443	413
Total operating expenses	19,213	17,266
Operating income	8,084	3,021
Interest income	42	36
Other income (expense)	24	(289)
Income before income taxes	8,150	2,768
Provision for income taxes	1,411	723
Net income	$6,739	$2,045
Earnings per share:
Basic	$0.21	$0.07
Diluted	$0.21	$0.07
Weighted average shares outstanding:
Basic	31,537	31,117
Diluted	32,071	31,352

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$6,739	$2,045
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization	531	501
Depreciation	1,050	977
Foreign currency exchange (gain) loss	(24)	289
Share-based compensation	1,281	1,299
Provision for doubtful accounts and inventory valuation	852	200
Change in operating assets and liabilities:
Accounts receivable	5,383	(5,393)
Inventories	(5,503)	(2,777)
Prepaid expenses and other assets	660	324
Accounts payable and accrued liabilities	1,228	6,364
Other current liabilities	(1,706)	3,670
Non-current liabilities	10	(686)
Net cash and cash equivalents provided by operating activities	10,501	6,813
Cash flows from investing activities:
Purchases of marketable securities	—	(7,424)
Proceeds from sales of marketable securities	204	1,174
Purchases of property, plant and equipment	(649)	(677)
Net cash and cash equivalents used in investing activities	(445)	(6,927)
Cash flows from financing activities:
Issuance of shares through share-based compensation plans	2	30
Tax benefit for sale of shares through share-based compensation plans	330	—
Net cash and cash equivalents provided by financing activities	332	30
Effect of exchange rate changes on cash and cash equivalents	(381)	(40)
Net increase (decrease) in cash and cash equivalents	10,007	(124)
Cash and cash equivalents at beginning of period	71,120	57,839
Cash and cash equivalents at end of period	$81,127	$57,715

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2011 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission ("SEC") on February 28, 2011.
Recent Accounting Pronouncements
In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendment did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In December 2010, the FASB issued amended guidance related to Intangibles - Goodwill and Other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The amendment did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718)," which provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We have adopted this ASU in the first quarter of 2011 and the adoption of this ASU did not have a material impact on the Company's consolidated financial position and results of operations.
In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  This ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements.  In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements, which are effective for reporting periods beginning after December 15, 2010.  The Company adopted the new guidance in the first quarter of 2010, except for the disclosures related to purchases, sales, issuance and settlements, which became effective on January 1, 2011. The adoption of this guidance, which affects new disclosures only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

Revenue Recognition for Certain Arrangements with Software Elements and/or Multiple Deliverables
In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of industry-specific software revenue recognition guidance.
In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

•	provide updated guidance on how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method; and
•
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of deliverables if it does not have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price. Valuation terms are defined as follows:

	»	VSOE - the price at which the Company sells the element in a separate stand-alone transaction.
	»	TPE - evidence from the Company or other companies of the value of a largely interchangeable element in a transaction.
	»	ESP - the Company's best estimate of the selling price of an element in a transaction.
The Company adopted this accounting guidance on January 1, 2011. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company's consolidated financial position, results of operations or cash flows. The adoption of the new standards did not change the units of accounting for the Company's revenue transactions.
Revenue is recognized provided that there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue recognition generally results at the following points: (1) for all transactions where legal title passes to the customer upon shipment, revenue is recognized upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions which have occurred prior to January 1, 2011, revenue for arrangements with multiple elements, such as sales of products that include software and services, was allocated to each element using the residual method based on the fair value of the undelivered items as determined using the prior guidance for revenue arrangements with multiple deliverables. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements; (4) for transactions occurring on or after January 1, 2011 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing VSOE or estimated sales prices until delivery of the deferred elements. TPE is not typically used to determine selling prices as to limited availability of reliable competitor products' selling prices. The ESP is established considering multiple factors including, but not limited to, gross margin objectives, internal costs and competitor pricing strategies.
Revenues from parts sales are recognized at the time of shipment. Revenue from training and service contracts is recognized ratably over the training period and contract period. A provision for the estimated cost of fulfilling warranty obligations is recorded at the time the related revenue is recognized.
Revenue from software license fees is recognized upon shipment if collection of the resulting receivable is probable, the fee is fixed or determinable, and vendor-specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. License support and maintenance revenue is recognized ratably over the contract period.

NOTE 2.   Business Combinations
Yield Dynamics
On August 11, 2010, the Company announced that it had acquired selected assets of the Yield Dynamics software business from MKS Instruments, headquartered in Andover, Massachusetts. The acquired business has been integrated into our Data Analysis and Review group of product offerings. The impact of the acquisition was not material to the Company's consolidated financial position or results of operations.

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
The following tables provide the assets carried at fair value measured on a recurring basis at March 31, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Available-for-sale debt securities:
U.S. Treasury notes	$154	$154	$—	$—
Auction rate securities	261	—	—	261
Total available-for-sale debt securities	415	154	—	261
Derivatives:
Foreign currency forward contracts	(34)	(34)	—	—
Total derivatives	(34)	(34)	—	—
Total	$381	$120	$—	$261
December 31, 2010
Available-for-sale debt securities:
U.S. Treasury notes	$362	$362	$—	$—
Auction rate securities	267	—	—	267
Total available-for-sale debt securities	629	362	—	267
Derivatives:
Foreign currency forward contracts	(163)	(163)	—	—
Total derivatives	(163)	(163)	—	—
Total	$466	$199	$—	$267

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
Level 3 investments consist of an auction rate security for which the Company uses a discounted cashflow model to value this investment. This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$267
Total gains or losses (realized and unrealized) included in:
Accumulated other comprehensive income (loss)	(6)
Purchases, sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at March 31, 2011	$261
The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.
See Note 4 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 4.   Marketable Securities
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses on available-for-sale securities are included in "Other income (expense)."  There was no realized gain or loss on available-for-sale securities for the three months ended March 31, 2011 and March 31, 2010, respectively.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.
As of March 31, 2011, the Company held one auction-rate security with a fair value of $261. The underlying asset of the Company's auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of March 31, 2011, the Company has recorded a cumulative temporary unrealized impairment loss of $239 within "Accumulated other comprehensive loss" based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.
The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2011 and December 31, 2010 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At March 31, 2011 and December 31, 2010, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2011
Treasury notes and obligations of agencies	$152	$2	$—	$154
Tax-free auction rate securities	500	—	(239)	261
Total marketable securities	$652	$2	$(239)	$415
December 31, 2010
Treasury notes and obligations of agencies	$359	$3	$—	$362
Tax-free auction rate securities	500	—	(233)	267
Total marketable securities	$859	$3	$(233)	$629

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$152	$154	$359	$362
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	500	261	500	267
Total marketable securities	$652	$415	$859	$629
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at March 31, 2011 and December 31, 2010. No amounts have been in an unrealized loss position for less than 12 months.

	In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses
March 31, 2011
Tax-free auction rate securities	$261	$(239)
Total	$261	$(239)
December 31, 2010
Tax-free auction rate securities	$267	$(233)
Total	$267	$(233)
See Note 3 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2011 and December 31, 2010, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Notional amount	$2,290	$2,247
Fair value of liability	$34	$163

NOTE 6.    Identifiable Intangible Assets and Goodwill
Identifiable Intangible Assets
Identifiable intangible assets as of  March 31, 2011 and December 31, 2010 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2011
Developed technology	$53,826	$46,834	$6,992
Customer and distributor relationships	7,446	6,818	628
Trade names	4,361	2,853	1,508
Total identifiable intangible assets	$65,633	$56,505	$9,128
December 31, 2010
Developed technology	$53,826	$46,484	$7,342
Customer and distributor relationships	7,446	6,789	657
Trade names	4,361	2,789	1,572
Total identifiable intangible assets	$65,633	$56,062	$9,571
Intangible assets amortization expense for the three months ended March 31, 2011 and 2010 was $443 and $413, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2011 will be $1,314, and for each of the next five years estimated amortization expense amounts to $1,664 for 2012, $1,664 for 2013, $1,405 for 2014, $1,033 for 2015, and $925 for 2016.
Goodwill
Goodwill was $4,492 at both March 31, 2011 and December 31, 2010.

NOTE 7.    Balance Sheet Details
Inventories
The following is a summary of the components of inventories:

	March 31, 2011	December 31, 2010
Materials	$30,302	$25,579
Work-in-process	14,414	13,480
Finished goods	12,659	13,252
Total inventories	$57,375	$52,311
The Company has established reserves of $8,067 and $7,536 as of March 31, 2011 and December 31, 2010, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
The following is a summary of the components of property, plant and equipment, net:

	March 31, 2011	December 31, 2010
Land and building	$4,997	$4,997
Machinery and equipment	15,609	15,547
Furniture and fixtures	3,101	2,944
Computer equipment	6,624	6,375
Leasehold improvements	6,303	6,314
	36,634	36,177
Accumulated depreciation	(23,526)	(22,500)
Total property, plant and equipment, net	$13,108	$13,677
Non-current liabilities

The following is a summary of the components of non-current liabilities:

	March 31, 2011	December 31, 2010
Unrecognized tax benefits (including interest)	$4,886	$4,831
Other	2,431	2,404
Total non-current liabilities	$7,317	$7,235

NOTE 8.   Commitments and Contingencies
Warranty Reserves
Changes in the Company's warranty reserves are as follows:

	Three Months Ended March 31,
	2011	2010
Balance, beginning of the period	$1,654	$700
Accruals	624	511
Settlements	(538)	(281)
Balance, end of the period	$1,740	$930
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption "Accounts payable and accrued liabilities."
Legal Matters
From time to time we are subject to legal proceedings and claims in the ordinary course of business. In December 2007, we completed our acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) against Applied alleging infringement on two of ITC's patents. While this litigation is currently ongoing, the Company believes that it has meritorious defenses and is vigorously defending the action. It is possible that the Company could realize a loss in this matter such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of March 31, 2011, range from approximately $25 thousand to $9 million, depending on multiple factors presented by the parties.  This matter is currently scheduled for trial during the second quarter of 2011.

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company's nonvested restricted stock unit activity with respect to the three month period ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	1,455	$7.28
Granted	233	$9.40
Vested	(259)	$8.19
Forfeited	(52)	$6.33
Nonvested at March 31, 2011	1,377	$7.50
As of March 31, 2011 and December 31, 2010, there was $6,582 and $6,215 of total unrecognized compensation cost related to restricted stock units granted under the Company's stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.1 years and 2.0 years for the respective periods.

NOTE 10.   Other Income (Expense)

	Three Months Ended March 31,
	2011	2010
Foreign currency exchange gains (losses), net	$24	$(289)
Total other income (expense)	$24	$(289)
NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended March 31,
	2011	2010
Income before income taxes	$8,150	$2,768
Provision for income taxes	$1,411	$723
Effective tax rate	17.3%	26.1%
The income tax provision for the three months ended March 31, 2011 was computed based on the Company's annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. For the three months ended March 31, 2011, the Company's provision for income taxes was less than the federal statutory tax rate primarily due to forecasted utilization of federal credit carryforwards in the current year against which a full valuation allowance has been recorded. The decrease in the Company's effective tax rate for the three months ended March 31, 2011 compared to March 31, 2010 is primarily due to changes in the mix of its pretax income between U.S. and foreign tax jurisdictions.
The Company currently has a valuation allowance recorded against its deferred tax assets. Each quarter the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company's analysis, it concluded that it is more likely than not that substantially all of its net deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against its net deferred tax assets. The Company continues to closely monitor available evidence and may reverse some or all of the valuation allowance in future periods, if appropriate.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company has recently been notified of a federal income tax examination commencing for the tax years ended December 31, 2004 through December 31, 2009. The Company is currently not under income tax examination by any state, local or foreign tax authority for any open tax year beginning after December 31, 2005.

NOTE 12.   Comprehensive Income
    The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gains on investments.
    The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
Net income	$6,739	$2,045
Change in net unrealized losses on investments, net of tax	(5)	(6)
Change in currency translation adjustments	(121)	398
Total comprehensive income	$6,613	$2,437
NOTE 13.   Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three months ended March 31, 2011, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 1,324 and 288, respectively, because their effect was antidilutive. For the three months ended March 31, 2010, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,159 and 451, respectively, because their effect was antidilutive.
The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income	$6,739	$2,045
Denominator:
Basic earnings per share -weighted average shares outstanding	31,537	31,117
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	534	235
Diluted earnings per share -weighted average shares outstanding	32,071	31,352
Earnings per share:
Basic	$0.21	$0.07
Diluted	$0.21	$0.07
NOTE 14.   Segment Reporting and Geographic Information
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

The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2011		2010
Systems and Software:
Inspection	$23,103	46%	$24,330	59%
Metrology	12,182	24%	4,279	11%
Data Analysis & Review	6,147	12%	3,771	9%
Parts	6,240	12%	5,557	14%
Services	2,927	6%	2,685	7%
Total revenue	$50,599	100%	$40,622	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended March 31,
	2011	2010
United States	$12,575	$8,247
Taiwan	10,148	16,093
Japan	3,877	2,234
China	6,465	4,348
South Korea	5,552	2,020
Other Asia	2,887	4,799
Europe	9,095	2,881
Total revenue	$50,599	$40,622

Customers comprising 10% or more of revenue:

	Three Months Ended March 31,
	2011	2010
Customer A	12%	16%
Customer B	11%	2%
Customer C	5%	10%
Customer D	—%	12%
Customer E	—%	13%
NOTE 15.   Share Repurchase Program
In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company's common stock.  As of the time of filing this Quarterly Report on Form 10-Q, the Company has not purchased any shares under this program.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Forward looking statements may be identified by the words "anticipate," "believe," "expect," "intend," "will," and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statement that we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the next twelve months.
The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this Quarterly Report, other than as required by law.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2010 Annual Report on Form 10-K.
See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on the Company's financial position and results of operations.
Results of Operations for the Three Month Periods Ended March 31, 2011 and 2010
We are a worldwide leader in the design, development, manufacture and support of high-performance defect inspection, process control metrology and data analysis systems used by semiconductor device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for both macro-defect inspection and transparent and opaque thin film measurements. All of these systems feature production-worthy automation and are backed by worldwide customer support.
On August 11, 2010, we announced that we had acquired selected assets of the Yield Dynamics software business from MKS Instruments, headquartered in Andover, Massachusetts. The acquired business has been integrated into our Data Analysis and Review group of product offerings. The impact of the acquisition was not material to our consolidated financial position or results of operations.
Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of approximately 5% for 2011. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.0 for the month of March 31, 2011, increasing from the December 2010 book-to-bill ratio of 0.9.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2011 and for the years ended December 31, 2010, 2009 and 2008, sales to customers that individually represented at least five percent of our revenues accounted for 50.8%, 44.4%, 44.8%, and 36.3% of our revenues, respectively.
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

	Three Months Ended March 31,	Years Ended December 31,
	2011	2010	2009	2008
Asia	57.2%	65.7%	60.8%	57.0%
Europe	18.0%	11.1%	11.6%	19.5%
Total international revenue	75.2%	76.8%	72.4%	76.5%
The sales cycle for our systems typically ranges from nine to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $50.6 million for the three month period ended March 31, 2011, compared to $40.6 million for the three month period ended March 31, 2010, representing an increase of 24.6% in the year-over-year period.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended
	March 31,
	2011		2010
Systems and Software:
Inspection	$23,103	46%	$24,330	59%
Metrology	12,182	24%	4,279	11%
Data Analysis & Review	6,147	12%	3,771	9%
Parts	6,240	12%	5,557	14%
Services	2,927	6%	2,685	7%
Total revenue	$50,599	100%	$40,622	100%

The year-over-year increase in systems and software revenue for the three month period ended March 31, 2011 and 2010 is primarily due to improving economic conditions leading to increased capital spending in the semiconductor industry.  This contributed to an increase in the number of metrology systems sold during the three months ended March 31, 2011 as compared to the same period in the prior year, resulting in an increase in metrology systems revenue of $7.9 million offset by a decrease in inspection systems revenue of $1.2 million for the 2011 period.  The average selling price of similarly configured systems did not significantly change. As a result, the increase in revenue is caused by increased volume rather than pricing changes. The year-over-year increase in data analysis and review software of $2.4 million is primarily due to revenue from our YDI acquisition, which is part of our Data Analysis and Review products, and which was acquired in the third quarter of 2010.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 58% of total revenues for the three month period ended March 31, 2011, compared to 67% of total revenues for the three month period ended March 31, 2010.  The year-over-year increase in total parts and services revenue for the three month period ended March 31, 2011 and 2010 is primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $6.6 million are recorded in Other current liabilities at March 31, 2011 and primarily consist of $2.1 million for systems awaiting acceptance and outstanding deliverables and $4.5 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $27.3 million for the three month period ended March 31, 2011, compared to $20.3 million for the three month period ended March 31, 2010.  Our gross profit represented 53.9% of our revenues for the three month period ended March 31, 2011 and 49.9% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the three month period ended March 31, 2011, compared to the three month period ended March 31, 2010 is primarily due to increased product sales volume and product mix.
Operating Expenses.
Operating expenses consist of:
Research and Development.  Our research and development expense was $8.9 million for the three month period ended March 31, 2011, compared to $7.8 million for the same period in the prior year.  Research and development expense represented 17.6% of our revenues for the three month period ended March 31, 2011, compared to 19.3% of revenues for the prior year period.   The year-over-year dollar increase for the three month period ended March 31, 2011 and 2010 in research and development expenses primarily reflects increased compensation costs associated with our annual review process, increased patent litigation costs and  the inclusion of research and development expense of the YDI acquisition completed in the third quarter of 2010.
Selling, General and Administrative.     Our selling, general and administrative expense was $9.9 million for the three month period ended March 31, 2011, compared to $9.0 million for the same period in the prior year.  Selling, general and administrative expense represented 19.5% of our revenues for the three month period ended March 31, 2011, compared to 22.2% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three month period ended March 31, 2011 and 2010 in selling, general and administrative expense was primarily due to increased compensation costs.
The Company currently anticipates that operating expenses for the second quarter of 2011 will be approximately $21.5 million to $21.9 million. However, there can be no assurance that our operating expenses will fall within this range.
Income Taxes.  For the three month periods ended March 31, 2011 and 2010, we recorded an income tax provision of $1.4 million and $0.7 million, respectively.  Our effective tax rate differs from the statutory rate of 35% for the three month period ended March 31, 2011 primarily due to forecasted utilization of federal credit carryforwards in the current year against which a full valuation allowance has been recorded.
We currently have a valuation allowance recorded against our deferred tax assets. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of our analysis, we concluded that it is more likely than not that substantially all of our net deferred tax assets will not be realized. Therefore, we continue to provide a valuation allowance against our net deferred tax assets. We continue to closely monitor available evidence and may reverse some or all of the valuation allowance in future periods, if appropriate.

Liquidity and Capital Resources
At March 31, 2011, we had $81.5 million of cash, cash equivalents and marketable securities and $169.2 million in working capital.  At December 31, 2010, we had $71.7 million of cash, cash equivalents and marketable securities and $159.7 million in working capital.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Operating activities provided $10.5 million in cash and cash equivalents for the three month period ended March 31, 2011.  The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2011 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $10.4 million, a decrease in accounts receivable of $5.4 million, an increase in accounts payable and accrued liabilities of $1.2 million, and a decrease in prepaid expenses and other assets of $0.7 million, partially offset by an increase in inventory of $5.5 million, and a decrease in other current liabilities of $1.7 million.  Operating activities provided $6.8 million in cash and cash equivalents for the three month period ended March 31, 2010. The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2010 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges, of $5.3 million, an increase in accounts payable and accrued liabilities of $6.4 million, an increase in other current liabilities of $3.7 million, and a decrease of $0.3 million in prepaid and other assets, partially offset by an increase in accounts receivable of $5.4 million, an increase in inventory of $2.8 million, and a decrease in other non-current liabilities of $0.7 million.
Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2011 of $0.4 million was due to capital expenditures of $0.6 million, partially offset by proceeds from sales of marketable securities of $0.2 million.  Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2010 of $6.9 million was due to purchases of marketable securities of $7.4 million and capital expenditures of $0.7 million, partially offset by proceeds from sales of marketable securities of $1.2 million.
Net cash and cash equivalents provided by financing activities of $0.3 million for the three month period ended March 31, 2011 was due primarily to a tax benefit from employee stock plans of $0.3 million. Net cash and cash equivalents provided by financing activities of $30 thousand for the three months period ended March 31, 2010 was due to proceeds received for sales of shares through share-based compensation plans.
From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (U.S. Treasury securitiesand auction rate securities). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of March 31, 2011, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and

Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at March 31, 2011 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $1.0 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Condensed Consolidated Statements of Operations each reporting period. As of March 31, 2011, we had twenty-six forward contracts outstanding with a total notional contract value of $2.3 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures
The Company maintains a set of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.
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
Conclusions
As of March 31, 2011, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
From time to time we are subject to legal proceedings and claims in the ordinary course of business. In December 2007, we completed our acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) against Applied alleging infringement on two of ITC's patents. While this litigation is currently ongoing, the Company believes that it has meritorious defenses and is vigorously defending the action. It is possible that the Company could realize a loss in this matter such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of March 31, 2011, range from approximately $25 thousand to $9 million, depending on multiple factors presented by the parties.  This matter is currently scheduled for trial during the second quarter of 2011.

Item 1A.    Risk Factors
Except as set forth below, there were no material changes to the Company's risk factors as discussed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2010:
Add the following risk factor:
The recent earthquake and tsunami, and other collateral events, in Japan may negatively impact our supply of components and subassemblies included in our systems, which could have a material adverse effect on the Company's business
As a result of the effects of the earthquake and tsunami that recently occurred in Japan, including the resultant nuclear crisis, certain of the Company's vendors may be unable to deliver sufficient quantities of components or deliver them in a timely manner.   Further, depending on the length of these disruptions, we may need to locate alternate suppliers to fulfill our customers' needs.  While the Company has not had any supply interruptions to date, it is too early to predict what impact this crisis will have and it could have a material adverse affect on the Company's business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2008, our Board of Directors authorized a share repurchase program of up to 3 million shares of the Company's common stock. The program may be discontinued or modified at anytime. As of the time of filing this Quarterly Report on Form 10-Q, we have not purchased any shares under this program.

Item 6.   Exhibits

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(c)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on October 5, 1999).

3.2	Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Rudolph Technologies, Inc.
Date:	May 4, 2011	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	May 4, 2011	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(c)) to the Registrant's Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on October 5, 1999).

3.2	Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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