Form 10-K/A
period 2011-05-23
RUDOLPH TECHNOLOGIES INC
filed 2011-06-24
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K/A
Amendment No. 1
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

Explanatory Note
This amendment to the Rudolph Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on February 28, 2011 (the “Original Filing”) is being filed solely to revise each Report of Independent Registered Public Accounting Firm, set forth on pages F-2 and F-3 of the Original Filing (together, the “Reports”), contained in the Original Filing, and Exhibit 23.1 to the Original Filing (Consent of Independent Registered Public Accounting Firm), to correct the references therein to the date of the Reports from February 25, 2011 to February 28, 2011. As a result of this amendment, the Company is filing as exhibits to this amendment updated certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, dated as of the date of this amendment.
Other than as described above, there have been no changes to any of the financial or other information contained in, or any of the exhibits to, the Original Filing, nor have the disclosures contained therein been updated to reflect any events which occurred at a date subsequent to the date of the Original Filing.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rudolph Technologies, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rudolph Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the three years in the period ended December 31, 2010 of Rudolph Technologies, Inc. and Subsidiaries and our report dated February 28, 2011 expressed an unqualified opinion thereon.

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

Rudolph Technologies, Inc.
By:	/s/ Steven R. Roth
Steven R. Roth Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	June 24, 2011

EXHIBIT INDEX

Exhibit No.	Description
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