Form 10-Q
period 2011-06-30
RUDOLPH TECHNOLOGIES INC
filed 2011-08-02
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2011
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
Yes [_] No [X]
The number of outstanding shares of the Registrant's Common Stock on July 19, 2011 was 31,800,951.

PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,730	$71,120
Marketable securities	4,588	629
Accounts receivable, less allowance of $402 as of June 30, 2011 and $306 as of December 31, 2010	51,240	59,758
Inventories	57,052	52,311
Prepaid expenses and other current assets	3,955	2,711
Total current assets	205,565	186,529
Property, plant and equipment, net	12,550	13,677
Goodwill	4,492	4,492
Identifiable intangible assets, net	8,684	9,571
Other assets	4,476	4,784
Total assets	$235,767	$219,053
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,524	$14,686
Other current liabilities	10,704	12,098
Total current liabilities	26,228	26,784
Non-current liabilities	7,403	7,235
Total liabilities	33,631	34,019
Commitments and contingencies	—	—
Stockholders' equity:
Common stock	31	31
Additional paid-in capital	396,696	393,456
Accumulated other comprehensive loss	(764)	(930)
Accumulated deficit	(193,827)	(207,523)
Total stockholders' equity	202,136	185,034
Total liabilities and stockholders' equity	$235,767	$219,053

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$51,543	$48,349	$102,142	$88,971
Cost of revenues	23,684	23,159	46,986	43,494
Gross profit	27,859	25,190	55,156	45,477
Operating expenses:
Research and development	9,550	8,480	18,445	16,327
Selling, general and administrative	9,858	10,009	19,733	19,015
Amortization	444	413	887	826
Total operating expenses	19,852	18,902	39,065	36,168
Operating income	8,007	6,288	16,091	9,309
Interest income	43	44	85	80
Other income (expense)	(120)	1,040	(96)	751
Income before income taxes	7,930	7,372	16,080	10,140
Provision for income taxes	973	859	2,384	1,582
Net income	$6,957	$6,513	$13,696	$8,558
Earnings per share:
Basic	$0.22	$0.21	$0.43	$0.27
Diluted	$0.22	$0.21	$0.43	$0.27
Weighted average shares outstanding:
Basic	31,589	31,216	31,626	31,176
Diluted	32,038	31,437	32,117	31,405

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$13,696	$8,558
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization	1,063	1,003
Depreciation	2,128	1,885
Foreign currency exchange (gain) loss	96	(751)
Share-based compensation	2,537	2,693
Provision for (recovery of) doubtful accounts and inventory valuation	922	(347)
Change in operating assets and liabilities:
Accounts receivable	8,542	(6,830)
Inventories	(5,150)	(5,396)
Prepaid expenses and other assets	(669)	1,274
Accounts payable and accrued liabilities	873	7,404
Other current liabilities	(1,358)	2,629
Non-current liabilities	9	(533)
Net cash and cash equivalents provided by operating activities	22,689	11,589
Cash flows from investing activities:
Purchases of marketable securities	(4,105)	(6,867)
Proceeds from sales of marketable securities	199	4,305
Purchases of property, plant and equipment	(1,159)	(970)
Net cash and cash equivalents used in investing activities	(5,065)	(3,532)
Cash flows from financing activities:
Issuance of shares through share-based compensation plans	161	194
Tax benefit for sale of shares through share-based compensation plans	542	—
Net cash and cash equivalents provided by financing activities	703	194
Effect of exchange rate changes on cash and cash equivalents	(717)	30
Net increase in cash and cash equivalents	17,610	8,281
Cash and cash equivalents at beginning of period	71,120	57,839
Cash and cash equivalents at end of period	$88,730	$66,120

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month periods ended June 30, 2011 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 filed with the Securities and Exchange Commission ("SEC").
Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2010-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." The update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in this update. This ASU should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows as it is disclosure-only in nature.
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." The update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows as it is disclosure-only in nature.
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
In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718)," which provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company adopted this ASU in the first quarter of 2011 and the adoption of this ASU did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.
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
The following tables provide the assets carried at fair value measured on a recurring basis at June 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Available-for-sale debt securities:
U.S. Treasury notes	$4,329	$4,329	$—	$—
Auction rate securities	259	—	—	259
Total available-for-sale debt securities	4,588	4,329	—	259
Derivatives:
Foreign currency forward contracts	(59)	(59)	—	—
Total derivatives	(59)	(59)	—	—
Total	$4,529	$4,270	$—	$259
December 31, 2010
Available-for-sale debt securities:
U.S. Treasury notes	$362	$362	$—	$—
Auction rate securities	267	—	—	267
Total available-for-sale debt securities	629	362	—	267
Derivatives:
Foreign currency forward contracts	(163)	(163)	—	—
Total derivatives	(163)	(163)	—	—
Total	$466	$199	$—	$267

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
Level 3 investments consist of an auction rate security for which the Company uses a discounted cashflow model to value this investment. This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$267
Total gains or losses (realized and unrealized) included in:
Accumulated other comprehensive income (loss)	(8)
Purchases, sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at June 30, 2011	$259
The carrying value of other financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.
See Note 4 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 4.   Marketable Securities
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses on available-for-sale securities are included in "Other income (expense)."  There was no realized gain or loss on available-for-sale securities for both the three and six months ended June 30, 2011 and June 30, 2010, respectively.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.
As of June 30, 2011, the Company held one auction-rate security with a fair value of $259. The underlying asset of the Company's auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of June 30, 2011, the Company has recorded a cumulative temporary unrealized impairment loss of $241 within "Accumulated other comprehensive loss" based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.
The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2011 and December 31, 2010 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At June 30, 2011 and December 31, 2010, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2011
Treasury notes and obligations of agencies	$4,328	$1	$—	$4,329
Tax-free auction rate securities	500	—	(241)	259
Total marketable securities	$4,828	$1	$(241)	$4,588
December 31, 2010
Treasury notes and obligations of agencies	$359	$3	$—	$362
Tax-free auction rate securities	500	—	(233)	267
Total marketable securities	$859	$3	$(233)	$629
  The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$4,328	$4,329	$359	$362
Due after one through five years	—	—	—	—
Due after five through ten years	—	—	—	—
Due after ten years	500	259	500	267
Total marketable securities	$4,828	$4,588	$859	$629
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at June 30, 2011 and December 31, 2010. No amounts have been in an unrealized loss position for less than 12 months.

	In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses
June 30, 2011
Tax-free auction rate securities	$259	$(241)
Total	$259	$(241)
December 31, 2010
Tax-free auction rate securities	$267	$(233)
Total	$267	$(233)
See Note 3 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2011 and December 31, 2010, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Notional amount	$1,788	$2,247
Fair value of liability	$59	$163

NOTE 6.    Identifiable Intangible Assets and Goodwill
Identifiable Intangible Assets
Identifiable intangible assets as of  June 30, 2011 and December 31, 2010 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2011
Developed technology	$53,826	$47,181	$6,645
Customer and distributor relationships	7,446	6,847	599
Trade names	4,361	2,921	1,440
Total identifiable intangible assets	$65,633	$56,949	$8,684
December 31, 2010
Developed technology	$53,826	$46,484	$7,342
Customer and distributor relationships	7,446	6,789	657
Trade names	4,361	2,789	1,572
Total identifiable intangible assets	$65,633	$56,062	$9,571
Intangible assets amortization expense for the three and six months ended June 30, 2011 was $444 and $887, respectively. For the three and six months ended June 30, 2010, intangible assets amortization expense was $413 and $826, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2011 will be $870, and for each of the next five years estimated amortization expense amounts to $1,664 for 2012, $1,664 for 2013, $1,405 for 2014, $1,033 for 2015, and $925 for 2016.
Goodwill
Goodwill was $4,492 at both June 30, 2011 and December 31, 2010.

NOTE 7.    Balance Sheet Details
Inventories
The following is a summary of the components of inventories:

	June 30, 2011	December 31, 2010
Materials	$29,926	$25,579
Work-in-process	14,220	13,480
Finished goods	12,906	13,252
Total inventories	$57,052	$52,311
The Company has established reserves of $8,240 and $7,536 as of June 30, 2011 and December 31, 2010, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
The following is a summary of the components of property, plant and equipment, net:

	June 30, 2011	December 31, 2010
Land and building	$4,997	$4,997
Machinery and equipment	15,809	15,547
Furniture and fixtures	3,313	2,944
Computer equipment	6,754	6,375
Leasehold improvements	6,327	6,314
	37,200	36,177
Accumulated depreciation	(24,650)	(22,500)
Total property, plant and equipment, net	$12,550	$13,677
Non-current liabilities

The following is a summary of the components of non-current liabilities:

	June 30, 2011	December 31, 2010
Unrecognized tax benefits (including interest)	$4,942	$4,831
Other	2,461	2,404
Total non-current liabilities	$7,403	$7,235

NOTE 8.   Commitments and Contingencies
Warranty Reserves
Changes in the Company's warranty reserves are as follows:

	Six Months Ended June 30,
	2011	2010
Balance, beginning of the period	$1,654	$700
Accruals	1,216	1,119
Settlements	(1,123)	(565)
Balance, end of the period	$1,747	$1,254
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption "Accounts payable and accrued liabilities."
Legal Matters
From time to time we are subject to legal proceedings and claims in the ordinary course of business. In December 2007, we completed our acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) against Applied alleging infringement on two of ITC's patents. While this litigation is currently ongoing, the Company believes that it has meritorious defenses and is vigorously defending the action. It is possible that the Company could realize a loss in this matter such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of June 30, 2011, range from approximately $25 thousand to $9 million, depending on multiple factors presented by the parties.  A stay has been issued by the court in this matter and no trial date has been set.

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company's nonvested restricted stock unit activity with respect to the six month period ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	1,455	$7.28
Granted	436	$10.84
Vested	(384)	$8.44
Forfeited	(63)	$6.59
Nonvested at June 30, 2011	1,444	$8.08
As of June 30, 2011 and December 31, 2010, there was $7,503 and $6,215 of total unrecognized compensation cost related to restricted stock units granted under the Company's stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.3 years and 2.0 years for the respective periods.

NOTE 10.   Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Foreign currency exchange gains (losses), net	$(120)	$1,040	$(96)	$751
Total other income (expense)	$(120)	$1,040	$(96)	$751
NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income before income taxes	$7,930	$7,372	$16,080	$10,140
Provision for income taxes	$973	$859	$2,384	$1,582
Effective tax rate	12.3%	11.7%	14.8%	15.6%
The income tax provision for the three and six months ended June 30, 2011 was computed based on the Company's annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. For the three and six months ended June 30, 2011, the Company's provision for income taxes was less than the federal statutory tax rate primarily due to forecasted utilization of federal credit carryforwards in the current year against which a full valuation allowance had previously been recorded. The change in the Company's effective tax rate for the three and six months ended June 30, 2011 compared to June 30, 2010 is primarily due to changes in the mix of its pretax income between U.S. and foreign tax jurisdictions.
The Company currently has a valuation allowance recorded against its deferred tax assets. Each quarter the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company's analysis, it concluded that it is more likely than not that substantially all of its net deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against its net deferred tax assets. The Company continues to closely monitor available evidence and may reverse some or all of the valuation allowance in future periods, if appropriate. The Company has valuation allowances of $35,991 as of June 30, 2011.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under a federal income tax examination by the Internal Revenue Service for the tax years ended December 31, 2007 through December 31, 2009. The Company is not under income tax examination by any state, local or foreign tax authority for any open tax year beginning after December 31, 2005.

NOTE 12.   Comprehensive Income
    The difference between net income and comprehensive income for the Company is due to currency translation adjustments and unrealized gains on investments.
    The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$6,957	$6,513	$13,696	$8,558
Change in net unrealized losses on investments, net of tax	(1)	22	(6)	16
Change in currency translation adjustments	293	(895)	172	(497)
Total comprehensive income	$7,249	$5,640	$13,862	$8,077
NOTE 13.   Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and six months ended June 30, 2011, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 1,594 and 1,603, respectively, because their effect was antidilutive. For the three and six months ended June 30, 2010, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,583 and 3,062, respectively, because their effect was antidilutive.
The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$6,957	$6,513	$13,696	$8,558
Denominator:
Basic earnings per share -weighted average shares outstanding	31,589	31,216	31,626	31,176
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	449	221	491	229
Diluted earnings per share -weighted average shares outstanding	32,038	31,437	32,117	31,405
Earnings per share:
Basic	$0.22	$0.21	$0.43	$0.27
Diluted	$0.22	$0.21	$0.43	$0.27
NOTE 14.   Segment Reporting and Geographic Information
The Company has one reportable segment. Operating segments are business units that have separate financial information and are separately reviewed by the Company's chief decision maker. The Company's chief decision maker is the Chief Executive Officer. The Company is engaged in the design, development, and manufacture of high-performance control metrology, defect inspection and data analysis systems used by semiconductor device manufacturers. The Company and its subsidiaries currently operate in a single reportable segment: the design, development, manufacture, sale and service of process control systems used in semiconductor device manufacturing. The chief decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
Systems and Software:
Inspection	$27,850	53%	$29,044	60%	$50,952	50%	$53,373	60%
Metrology	9,160	18%	7,507	16%	21,343	21%	11,786	13%
Data Analysis & Review	6,004	12%	4,007	8%	12,151	12%	7,779	9%
Parts	5,590	11%	4,889	10%	11,830	11%	10,446	12%
Services	2,939	6%	2,902	6%	5,866	6%	5,587	6%
Total revenue	$51,543	100%	$48,349	100%	$102,142	100%	$88,971	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
United States	$12,527	$8,717	$25,102	$16,964
Taiwan	8,385	19,408	18,533	35,502
Japan	2,403	1,075	6,280	3,309
China	1,853	3,109	8,317	7,457
South Korea	8,358	4,896	13,910	6,915
Other Asia	6,919	5,544	9,807	10,343
Austria	3,665	510	6,666	525
Germany	5,592	1,923	9,127	3,564
Other Europe	1,841	3,167	4,400	4,392
Total revenue	$51,543	$48,349	$102,142	$88,971

Customers comprising 10% or more of revenue:

	Six Months Ended June 30,
	2011	2010
Customer A	13.6%	22.7%
Customer B	13.1%	2.3%
NOTE 15.   Share Repurchase Program
In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company's common stock.  As of the time of filing this Quarterly Report on Form 10-Q, the Company has not purchased any shares under this program.

NOTE 16.   Subsequent Event
On July 25, 2011, we issued $60 million aggregate principal amount of 3.75% Convertible Senior Notes due 2016 (the “Notes”) in a private transaction exempt from registration under the Securities Act of 1933, as amended. The Notes will pay interest semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2012, at an annual rate of 3.75% and will mature on July 15, 2016, unless earlier converted or repurchased. Subject to fulfillment of certain conditions for periods prior to the close of business on the business day immediately preceding April 15, 2016 and at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date for periods on or after April 15, 2016, the Notes may be converted at the then-applicable conversion rate. The initial conversion rate will be 77.2410 shares of Company common stock

(subject to adjustment in certain circumstances) per $1,000 principal amount of Notes. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and deliver shares of Company common stock in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the Notes being converted. A copy of the indenture (which governs the notes and includes a form of Note) was included as Exhibit 4.1 to our Current Report on Form 8-K filed on July 25, 2011.
In connection with the offering of the Notes, we entered into a convertible note hedge and a warrant transaction with an affiliate of the initial purchaser of the Notes. The convertible note hedge transaction is intended to reduce potential dilution to Company common stock upon conversion of the Notes. However, the warrant transaction will have a dilutive effect on our earnings per share to the extent that the price of Company common stock exceeds the strike price of the warrant. The strike price of the warrant will initially be approximately $17.00 per share. A copy of the convertible note hedge and a warrant transaction, and the amendments thereto, were included as Exhibits 10.2 to 10.5 to our Current Report on Form 8-K filed on July 25, 2011.
We estimate that the net proceeds from this Note offering and warrant transaction were approximately $50.4 million after deducting purchase discounts, other offering expenses, and the aggregate cost of the convertible note hedge, as amended. We intend to use the net proceeds for general corporate purposes, which may include financing potential acquisitions and strategic transactions, growth initiatives and working capital.

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
The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this Quarterly Report, other than as required by law.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 and in our Quarterly Reports on Form 10-Q filed with the SEC, in each case in the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2010 Annual Report on

Form 10-K, as amended.
See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on the Company's financial position and results of operations.
Results of Operations for the Three and Six Month Periods Ended June 30, 2011 and 2010
We are a worldwide leader in the design, development, manufacture and support of high-performance defect inspection, process control metrology and data analysis systems used by semiconductor device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for both macro-defect inspection and transparent and opaque thin film measurements. All of these systems feature production-worthy automation and are backed by worldwide customer support.
On August 11, 2010, we announced that we had acquired selected assets of the Yield Dynamics software business ("YDI") from MKS Instruments, headquartered in Andover, Massachusetts. The acquired business has been integrated into our Data Analysis and Review group of product offerings. The impact of the acquisition was not material to our consolidated financial position or results of operations.
Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, cell phone and personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project relatively flat year-over-year capital spending to an increase of approximately 10% for 2011. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 0.9 for the month of June 30, 2011, relatively flat from the December 2010 book-to-bill ratio of 0.9.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the six month period ended June 30, 2011 and for the years ended December 31, 2010, 2009 and 2008, sales to customers that individually represented at least five percent of our revenues accounted for 47.3%, 44.4%, 44.8%, and 36.3% of our revenues, respectively.
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

	Six Months Ended June 30,	Years Ended December 31,
	2011	2010	2009	2008
Asia	55.6%	65.7%	60.8%	57.0%
Europe	19.8%	11.1%	11.6%	19.5%
Total international revenue	75.4%	76.8%	72.4%	76.5%
The sales cycle for our systems typically ranges from nine to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $51.5 million and $102.1 million for the three and six month periods ended June 30, 2011, compared to $48.3 million and $89.0 million for the three and six month periods ended June 30, 2010, representing an increase of 6.6% and 14.8% in the year-over-year periods.

The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		June 30, 2011		June 30, 2010
Systems and Software:
Inspection	$27,850	53%	$29,044	60%	$50,952	50%	$53,373	60%
Metrology	9,160	18%	7,507	16%	21,343	21%	11,786	13%
Data Analysis & Review	6,004	12%	4,007	8%	12,151	12%	7,779	9%
Parts	5,590	11%	4,889	10%	11,830	11%	10,446	12%
Services	2,939	6%	2,902	6%	5,866	6%	5,587	6%
Total revenue	$51,543	100%	$48,349	100%	$102,142	100%	$88,971	100%

The year-over-year increase in systems and software revenue for the six month period ended June 30, 2011 and 2010 is primarily due to improving economic conditions leading to increased capital spending in the semiconductor industry.  This contributed to an increase in the number of metrology systems sold during the six month period ended June 30, 2011 as compared to the same period in the prior year, resulting in an increase in metrology systems revenue of $9.6 million offset by a decrease in inspection systems revenue of $2.4 million for the 2011 period.  The average selling price of similarly configured systems did not significantly change. As a result, the increase in revenue is caused by increased volume rather than pricing changes. The year-over-year increase in data analysis and review software for the six month period ended June 30, 2011 of $4.4 million is primarily due to revenue from our YDI acquisition, which is part of our Data Analysis and Review products, and which was acquired in the third quarter of 2010.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 44% and 51% of total revenues for the three and six month periods ended June 30, 2011, compared to 61% and 64% of total revenues for the three and six month periods ended June 30, 2010.  The year-over-year increase in total parts and services revenue for the six month periods ended June 30, 2011 and 2010 is primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $6.9 million are recorded in Other current liabilities at June 30, 2011 and primarily consist of $2.2 million for systems awaiting acceptance and outstanding deliverables and $4.7 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $27.9 million and $55.2 million for the three and six month periods ended June 30, 2011, compared to $25.2 million and $45.5 million for the three and six month periods ended June 30, 2010.  Our gross profit represented 54.1% and 54.0% of our revenues for the three and six month periods ended June 30, 2011 and 52.1% and 51.1% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the three and six month periods ended June 30, 2011 compared to the three and six month periods ended June 30, 2010 is primarily due to increased product sales volume and product mix.
Operating Expenses.
Operating expenses consist of:
Research and Development.  Our research and development expense was $9.6 million and $18.4 million for the three and six month periods ended June 30, 2011, compared to $8.5 million and $16.3 million for the same periods in the prior year.  Research and development expense represented 18.5% and 18.1% of our revenues for the three and six month periods ended June 30, 2011, compared to 17.5% and 18.4% of revenues for the prior year periods.   The year-over-year dollar increase for the three and six month periods ended June 30, 2011 and 2010 in research and development expenses primarily reflects increased compensation costs associated with our annual review process, increased patent litigation costs and  the inclusion of research and development expense of the YDI acquisition completed in the third quarter of 2010.
Selling, General and Administrative.     Our selling, general and administrative expense was $9.9 million and $19.7 million for the three and six month periods ended June 30, 2011, compared to $10.0 million and $19.0 million for the same periods in the prior year.  Selling, general and administrative expense represented 19.1% and 19.3% of our revenues for the three and six month periods ended June 30, 2011, compared to 20.7% and 21.4% of our revenues for the same periods in the prior year.  The year-over-year dollar increase for the six month period ended June 30, 2011 and 2010 in selling, general and administrative expense was primarily due to the establishment of the Company's charitable matching gift program in the second quarter of 2011.
The Company currently anticipates that operating expenses for the third quarter of 2011 will be approximately $18.5 million to $19.5 million. However, there can be no assurance that our operating expenses will fall within this range.
Income Taxes.  For the three and six month periods ended June 30, 2011, we recorded an income tax provision of $1.0 million and $2.4 million, respectively, as compared to the income tax provision of $0.9 million and $1.6 million for the comparable periods in 2010.  Our effective tax rate differs from the statutory rate of 35% for the three and six month periods ended June 30, 2011 primarily due to forecasted utilization of federal credit carryforwards in the current year against which a full valuation allowance has been recorded.
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
Liquidity and Capital Resources
At June 30, 2011, we had $93.3 million of cash, cash equivalents and marketable securities and $179.3 million in working capital.  At December 31, 2010, we had $71.7 million of cash, cash equivalents and marketable securities and $159.7 million in working capital.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Operating activities provided $22.7 million in cash and cash equivalents for the six month period ended June 30, 2011.  The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2011 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $20.4 million, a decrease in accounts receivable of $8.5 million, an increase in accounts payable and accrued liabilities of $0.9 million, partially offset by increase in inventory of $5.2 million, a decrease in other current liabilities of $1.4 million, and an increase in prepaid expenses and other assets of $0.7 million.  Operating activities provided $11.6 million in cash and cash equivalents for the six month period ended June 30, 2010. The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2010 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges, of $13.0 million, an increase in accounts payable and accrued liabilities of $7.4 million, an increase in other current liabilities of $2.6 million, and a decrease of $1.3 million in prepaid and other assets, partially offset by an increase in accounts receivable of $6.8 million, an increase in inventory of $5.4 million, and a decrease in other non-current liabilities of $0.5 million.
Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2011 of $5.1 million was due to purchase of marketable securities of $4.1 million, and capital expenditures of $1.2 million, partially offset by proceeds from sales of marketable securities of $0.2 million.  Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2010 of $3.5 million was due to purchases of marketable securities of $6.9 million and capital expenditures of $1.0 million, partially offset by proceeds from sales of marketable securities of $4.3 million.
Net cash and cash equivalents provided by financing activities of $0.7 million for the six month period ended June 30, 2011 was due primarily to a tax benefit from employee stock plans of $0.5 million, and proceeds received for sales of shares through share-based compensation plans of $0.2 million. Net cash and cash equivalents provided by financing activities of $0.2 million for the six month period ended June 30, 2010 was due to proceeds received for sales of shares through share-based compensation plans.
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
On July 25, 2011, the Company issued $60 million aggregate principal amount of 3.75% convertible senior notes, which mature on July 15, 2016 and pay interest semiannually commencing on January 15, 2012. In connection with the issuance, the Company entered into convertible note hedge and warrant transactions. The convertible note hedge transaction is intended to reduce potential dilution in the Company's stock upon conversion of the notes. However, the warrant transaction will have a dilutive effect on the Company's earning per share to the extent that the price of the Company's common stock exceeds the strike price of the warrant. Net proceeds realized from the sale of the notes, the convertible note hedge and warrant transactions were approximately $50.4 million. We intend to use the net proceeds for general corporate purposes, which may include financing potential acquisitions and strategic transactions, growth initiatives and working capital. For additional information, see Note 16 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity primarily from our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (U.S. Treasury securities and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of June 30, 2011, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at June 30, 2011 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $1.0 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Condensed Consolidated Statements of Operations each reporting period. As of June 30, 2011, we had thirty-seven forward contracts outstanding with a total notional contract value of $1.8 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of June 30, 2011, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
From time to time we are subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed our acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) against Applied alleging infringement on two of ITC's patents. While this litigation is currently ongoing, the Company believes that it has meritorious defenses and is vigorously defending the action. It is possible that the Company could realize a loss in this matter such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of June 30, 2011, range from approximately $25 thousand to $9 million, depending on multiple factors presented by the parties.  A stay has been issued by the court in this matter and no trial date has been set.

Item 1A.    Risk Factors
Except as set forth below, there were no material changes to the Company's risk factors as discussed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010:
Add the following risk factors:
The recent earthquake and tsunami, and other collateral events, in Japan may negatively impact our supply of components and subassemblies included in our systems, which could have a material adverse effect on the Company's business
As a result of the effects of the earthquake and tsunami that recently occurred in Japan, including the resultant nuclear crisis, certain of the Company's vendors may be unable to deliver sufficient quantities of components or deliver them in a timely manner.   Further, depending on the length of these disruptions, we may need to locate alternate suppliers to fulfill our customers' needs.  To date, this event has not had a material impact on the Company's supply of components and subassemblies; however, it is too early to predict the ultimate impact this crisis may have, and it could have a material adverse affect on the Company's business.
Our debt service obligations may adversely affect our financial condition and cash flows from operations.
As a result of our sale of $60.0 million of 3.75% convertible senior notes on July 25, 2011 (the “Notes”), we now have long-term debt that we have not had to maintain in the past.
Our maintenance of indebtedness could have important consequences because:

•	it may impair our ability to obtain additional financing in the future;
•	an increased portion of our cash flows from operations may have to be dedicated towards making semi-annual interest payments and repaying the principal in 2016;
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.
Our ability to generate sufficient cash to pay our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. If we are at any time unable to generate sufficient cash to pay our debt obligations, we may be required to attempt to renegotiate the terms of our debt obligations, seek to refinance all or a portion of our debt obligations or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Failure to make a payment on our debt obligations could also result in acceleration of all of our debt obligations, including the Notes, which would materially adversely affect our business, financial condition and results of operations.
We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a “fundamental change”, and our future debt may contain limitations on our ability to pay cash upon conversion or to repurchase the Notes.

Upon the occurrence of a “fundamental change” (as defined in the indenture that governs the Notes), subject to certain conditions, holders of the Notes will have the right to require us to repurchase their notes for cash at 100% of their principal amount plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of Notes converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered for repurchase upon a fundamental change or to make cash payments in respect of Notes that are being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

Replace the comparable risk factor in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 with the following risk factor:
If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease
Our systems are complex and have occasionally contained errors, defects and bugs when introduced. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, we may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems. Our product liability policy currently provides $2.0 million of aggregate coverage, with an overall umbrella limit of $14.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

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
4.1
Indenture, dated as of July 25, 2011, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee, and Rudolph Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.1
Purchase Agreement, dated July 19, 2011, among Rudolph Technologies, Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.2
Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.3
Amendment dated July 22, 2011 to Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.4
Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.5
Amendment dated July 22, 2011 to Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

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

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rudolph Technologies, Inc.
Date:	August 2, 2011	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	August 2, 2011	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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
4.1
Indenture, dated as of July 25, 2011, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee, and Rudolph Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.1
Purchase Agreement, dated July 19, 2011, among Rudolph Technologies, Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.2
Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.3
Amendment dated July 22, 2011 to Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.4
Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.5
Amendment dated July 22, 2011 to Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

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

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document