Form 10-Q
period 2011-09-30
RUDOLPH TECHNOLOGIES INC
filed 2011-11-02
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2011
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
Yes [_] No [X]
The number of outstanding shares of the Registrant's Common Stock on October 20, 2011 was 31,861,941.

PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6.	Exhibits

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,114	$71,120
Marketable securities	24,662	629
Accounts receivable, less allowance of $271 as of September 30, 2011 and $306 as of December 31, 2010	39,664	59,758
Inventories	57,783	52,311
Prepaid expenses and other current assets	4,840	2,711
Total current assets	260,063	186,529
Property, plant and equipment, net	11,563	13,677
Goodwill	4,492	4,492
Identifiable intangible assets, net	8,239	9,571
Other assets	6,029	4,784
Total assets	$290,386	$219,053
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,137	$14,686
Other current liabilities	10,826	12,098
Total current liabilities	22,963	26,784
Convertible senior notes	45,944	—
Other non-current liabilities	7,281	7,235
Total liabilities	76,188	34,019
Commitments and contingencies	—	—
Stockholders' equity:
Common stock	32	31
Additional paid-in capital	404,404	393,456
Accumulated other comprehensive loss	(1,711)	(930)
Accumulated deficit	(188,527)	(207,523)
Total stockholders' equity	214,198	185,034
Total liabilities and stockholders' equity	$290,386	$219,053

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$41,434	$52,323	$143,576	$141,294
Cost of revenues	19,180	23,051	66,166	66,545
Gross profit	22,254	29,272	77,410	74,749
Operating expenses:
Research and development	8,275	8,327	26,720	24,654
Selling, general and administrative	8,353	10,148	28,086	29,163
Amortization	445	432	1,332	1,258
Total operating expenses	17,073	18,907	56,138	55,075
Operating income	5,181	10,365	21,272	19,674
Interest income (expense)	(892)	43	(807)	123
Other income (expense)	1,044	(902)	948	(151)
Income before income taxes	5,333	9,506	21,413	19,646
Provision for income taxes	33	603	2,417	2,185
Net income	$5,300	$8,903	$18,996	$17,461
Earnings per share:
Basic	$0.17	$0.28	$0.60	$0.56
Diluted	$0.16	$0.28	$0.59	$0.56
Weighted average shares outstanding:
Basic	31,829	31,365	31,700	31,245
Diluted	32,309	31,534	32,188	31,454

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$18,996	$17,461
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization	1,597	1,523
Amortization of convertible note discount and issuance costs	494	—
Depreciation	3,178	2,753
Foreign currency exchange (gain) loss	(946)	151
Share-based compensation	3,770	4,085
Provision for (recovery of) doubtful accounts and inventory valuation	1,380	(1,248)
Deferred income taxes	43	—
Change in operating assets and liabilities:
Accounts receivable	20,198	(8,539)
Inventories	(6,485)	(5,641)
Prepaid expenses and other assets	(2,919)	229
Accounts payable and accrued liabilities	(2,495)	6,134
Other current liabilities	(1,389)	1,315
Non-current liabilities	90	(588)
Net cash and cash equivalents provided by operating activities	35,512	17,635
Cash flows from investing activities:
Purchases of marketable securities	(29,092)	(7,585)
Proceeds from sales of marketable securities	5,255	7,748
Purchases of property, plant and equipment	(1,366)	(3,242)
Purchase of business	—	(849)
Net cash and cash equivalents used in investing activities	(25,203)	(3,928)
Cash flows from financing activities:
Net proceeds from issuance of convertible senior notes	57,749	—
Proceeds from sale of warrant	7,007	—
Purchase of convertible note hedge	(14,507)	—
Issuance of shares through share-based compensation plans	161	217
Tax benefit for sale of shares through share-based compensation plans	555	—
Net cash and cash equivalents provided by financing activities	50,965	217
Effect of exchange rate changes on cash and cash equivalents	720	159
Net increase in cash and cash equivalents	61,994	14,083
Cash and cash equivalents at beginning of period	71,120	57,839
Cash and cash equivalents at end of period	$133,114	$71,922

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the "Company" or "Rudolph") and in the opinion of management reflect all adjustments, consisting only of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 filed with the Securities and Exchange Commission ("SEC").
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment." The ASU is to simplify how entities, both public and non public, test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two -step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." The ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in this ASU. This ASU should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows, as it is disclosure-only in nature.
In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS." The ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows, as it is disclosure-only in nature.
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
In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements."  This ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements.  In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements, which are effective for reporting periods beginning after December 15, 2010.  The Company adopted the new guidance in the first quarter of 2010, except for the disclosures related to purchases, sales, issuance and settlements, which became effective on January 1, 2011. The adoption of this guidance, which affects new disclosures only, did not have a material impact on the Company's consolidated financial position, results of operations or cash flows, as it is disclosure-only in nature.
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

NOTE 2.   Business Combinations
Yield Dynamics
On August 11, 2010, the Company announced that it had acquired selected assets of the Yield Dynamics software business from MKS Instruments, headquartered in Andover, Massachusetts. The acquired business has been integrated into the Company's Data Analysis and Review group of product offerings. The impact of the acquisition was not material to the Company's consolidated financial position or results of operations.

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
The following tables provide the assets carried at fair value measured on a recurring basis at September 30, 2011 and December 31, 2010:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Available-for-sale debt securities:
Municipal notes and bonds	$24,403	$24,403	$—	$—
Auction rate securities	259	—	—	259
Total available-for-sale debt securities	24,662	24,403	—	259
Derivatives:
Foreign currency forward contracts	(145)	(145)	—	—
Total derivatives	(145)	(145)	—	—
Total	$24,517	$24,258	$—	$259
December 31, 2010
Available-for-sale debt securities:
U.S. Treasury notes	$362	$362	$—	$—
Auction rate securities	267	—	—	267
Total available-for-sale debt securities	629	362	—	267
Derivatives:
Foreign currency forward contracts	(163)	(163)	—	—
Total derivatives	(163)	(163)	—	—
Total	$466	$199	$—	$267

The Company's investments classified as Level 1 are based on quoted prices that are available in active markets. The foreign currency forward contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The U.S. Treasury Notes and municipal notes and bonds are measured based on quoted market prices.
Level 2 investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Investment prices are obtained from third party pricing providers, which models prices utilizing the above observable inputs, for each asset class.
Level 3 investments consist of an auction rate security for which the Company uses a discounted cashflow model to value this investment. This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$267
Total gains or losses (realized and unrealized) included in:
Accumulated other comprehensive income (loss)	(8)
Purchases, sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at September 30, 2011	$259
See Note 4 for additional discussion regarding the fair value of the Company's marketable securities.
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The Company's convertible senior notes are not publicly traded. The carrying amount and fair value of our convertible senior notes was $45,944 as of September 30, 2011. The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company's interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

NOTE 4.   Marketable Securities
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity under the caption "Accumulated other comprehensive loss."  Realized gains and losses on available-for-sale securities are included in "Other income (expense)."  There was no realized gain or loss on available-for-sale securities for both the three and nine months ended September 30, 2011 and September 30, 2010, respectively.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more likely than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.
As of September 30, 2011, the Company held one auction-rate security with a fair value of $259. The underlying asset of the Company's auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of September 30, 2011, the Company has recorded a cumulative temporary unrealized impairment loss of $241 within "Accumulated other comprehensive loss" based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.
The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2011 and December 31, 2010 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company's ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At September 30, 2011 and December 31, 2010, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2011
Municipal notes and bonds	$24,403	$7	$(7)	$24,403
Tax-free auction rate securities	500	—	(241)	259
Total marketable securities	$24,903	$7	$(248)	$24,662
December 31, 2010
Treasury notes and obligations of agencies	$359	$3	$—	$362
Tax-free auction rate securities	500	—	(233)	267
Total marketable securities	$859	$3	$(233)	$629
     The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$16,488	$16,489	$359	$362
Due after one through five years	7,506	7,505	—	—
Due after five through ten years	409	409	—	—
Due after ten years	500	259	500	267
Total marketable securities	$24,903	$24,662	$859	$629
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at September 30, 2011 and December 31, 2010.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2011
Municipal notes and bonds	$7,506	$(7)	$—	$—
Tax-free auction rate securities	—	—	259	(241)
Total	$7,506	$(7)	$259	$(241)
December 31, 2010
Municipal notes and bonds	$—	$—	$—	$—
Tax-free auction rate securities	—	—	267	(233)
Total	$—	$—	$267	$(233)
See Note 3 for additional discussion regarding the fair value of the Company's marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2011 and December 31, 2010, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by our Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Notional amount	$3,861	$2,247
Fair value of liability	$145	$163
The Company evaluated the convertible senior notes, convertible note hedge and warrant under ASC 815, “Derivatives and Hedging” and determined that the conversion feature in the convertible senior notes, convertible note hedge and warrant do not meet the definition of a derivative and are classified as equity transactions.  See Note 8 “Debt Obligations” for further discussion regarding the convertible senior notes, convertible note hedge and warrant.

NOTE 6.    Identifiable Intangible Assets and Goodwill
Identifiable Intangible Assets
Identifiable intangible assets as of  September 30, 2011 and December 31, 2010 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2011
Developed technology	$53,826	$47,530	$6,296
Customer and distributor relationships	7,446	6,876	570
Trade names	4,361	2,988	1,373
Total identifiable intangible assets	$65,633	$57,394	$8,239
December 31, 2010
Developed technology	$53,826	$46,484	$7,342
Customer and distributor relationships	7,446	6,789	657
Trade names	4,361	2,789	1,572
Total identifiable intangible assets	$65,633	$56,062	$9,571
Intangible assets amortization expense for the three and nine months ended September 30, 2011 was $445 and $1,332, respectively. For the three and nine months ended September 30, 2010, intangible assets amortization expense was $432 and $1,258, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2011 will be $425, and for each of the next five years estimated amortization expense amounts to $1,664 for 2012, $1,664 for 2013, $1,405 for 2014, $1,033 for 2015, and $925 for 2016.
Goodwill
Goodwill was $4,492 at both September 30, 2011 and December 31, 2010.

NOTE 7.    Balance Sheet Details
Inventories
The following is a summary of the components of inventories:

	September 30, 2011	December 31, 2010
Materials	$29,403	$25,579
Work-in-process	13,228	13,480
Finished goods	15,152	13,252
Total inventories	$57,783	$52,311
The Company has established reserves of $8,709 and $7,536 as of September 30, 2011 and December 31, 2010, respectively, for slow moving and obsolete inventory, which are included in the amounts above.
Property, Plant and Equipment
The following is a summary of the components of property, plant and equipment, net:

	September 30, 2011	December 31, 2010
Land and building	$4,997	$4,997
Machinery and equipment	15,707	15,547
Furniture and fixtures	3,318	2,944
Computer equipment	6,829	6,375
Leasehold improvements	6,330	6,314
	37,181	36,177
Accumulated depreciation	(25,618)	(22,500)
Total property, plant and equipment, net	$11,563	$13,677
Other non-current liabilities

The following is a summary of the components of other non-current liabilities:

	September 30, 2011	December 31, 2010
Unrecognized tax benefits (including interest)	$5,002	$4,831
Other	2,279	2,404
Total other non-current liabilities	$7,281	$7,235

NOTE 8.   Debt Obligations
On July 25, 2011, the Company issued $60,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2016 (the “Notes”) at par. The Notes were issued pursuant to an indenture, dated as of July 25, 2011 (the “Indenture”), between the Company and Bank of New York Mellon Trust Company, N.A., as Trustee, which includes a form of Note. The Notes will pay interest semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2012, at an annual rate of 3.75% and will mature on July 15, 2016, unless earlier converted or repurchased. The Notes may be converted, under certain circumstances, based on an initial conversion rate of 77.2410 shares of Company common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $12.95 per share. The net proceeds to the Company from the sale of the Notes, including the convertible note hedge and warrant discussed below, were $50,249.

The following table reflects the net carrying value of the Notes as of September 30, 2011:

	September 30, 2011	December 31, 2010
Convertible senior notes	$60,000	$—
Less: Unamortized interest discount	(14,056)	—
Net carrying value of convertible senior notes	$45,944	$—
The Notes may be converted at any time prior to the close of business on the business day immediately preceding April 15, 2016, at the option of the holder, upon satisfaction of one or more of the following conditions: 1) during any calendar quarter commencing after September 30, 2011, if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price on each applicable trading day; 2) during the five business day period after any five consecutive trading-day period (the “measurement period”) in which the "trading price" (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the applicable conversion rate on such trading day; or 3) upon the occurrence of specified corporate events. On and after April 15, 2016 until the close of business on the second scheduled trading day immediately preceding the maturity date of July 15, 2016, holders may convert their notes, in multiples of $1,000 principal amount, regardless of whether any of the foregoing conditions have been met.
Upon conversion, the Company will deliver to holders in respect of each $1,000 principal amount of Notes being converted a ''settlement amount'' equal to the sum of the daily settlement amounts for each of the 40 consecutive trading days during the applicable cash settlement averaging period. The conversion value of each Note will be paid in: 1) cash equal to the principal amount of the Notes to be converted, and 2) to the extent the conversion value exceeds the aggregate principal amount of the Notes being converted, the Company's common stock in respect of the remainder (plus cash in lieu of any fractional shares of common stock). The conversion rate will be subject to adjustment in certain circumstances but will not be adjusted for any accrued and unpaid interest. Upon a “fundamental change” at any time, as defined in the Indenture, the Company will, under certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with a “make whole fundamental change,” as defined in the Indenture. In addition, the holders may, subject to certain conditions, require the Company to repurchase for cash all or a portion of their Notes upon a “fundamental change” at a price equal to 100% of the principal amount of the Notes being repurchased plus accrued and unpaid interest, if any.
The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes were valued at $45,493 based on the present value of the future cash flows using a discount rate of 10%, the Company's assumed borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The equity component was valued at $14,507. Total issuance costs were $2,251, of which $544 was allocated to additional paid-in capital and $1,707 was allocated to debt issuance costs and will be amortized to interest expense over the term of the Notes.
The following table presents the amount of interest cost recognized relating to the Notes during the nine months ended September 30, 2011.

September 30, 2011
Contractual interest coupon	$437
Amortization of interest discount	451
Amortization of debt issuance costs	43
Total interest cost recognized	$931
The remaining bond discount of the Notes of $14,056, as of September 30, 2011 will be amortized over the remaining life of the Notes.
Concurrently with the issuance of the Notes, the Company purchased a convertible note hedge and sold a warrant. Each of the convertible note hedge and warrant transactions were entered into with an affiliate of the initial purchaser of the Notes (the “Option Counterparty”). The convertible note hedge is intended to reduce the potential future dilution to the Company's common stock associated with the conversion of the Notes. However, the warrant transaction will have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock exceeds the strike price of the warrant. The strike price of the warrant will initially be $17.00 per share. Each of these components is discussed separately below:

Convertible Note Hedge. The Option Counterparty agreed to sell to the Company up to approximately 4,634 shares of the Company's common stock, which is the number of shares initially issuable upon conversion of the Notes in full, at a price of $12.95 per share. The convertible note hedge transaction will be settled in shares of the Company's common stock (and cash in lieu of fractional shares) and will expire on the earlier of the “second scheduled trading day” (as defined in the Indenture) prior to the maturity date of the Notes or the last day any of the Notes remain outstanding. Subject to certain terms and conditions, settlement of the convertible note hedge would result in the Company receiving shares of the Company's common stock equivalent to the number of shares that the Company is obligated to deliver to holders of the Notes upon conversion of the Notes.
The Company will not be required to make any cash payments to the Option Counterparty or its affiliates upon the exercise of the options that are a part of the convertible note hedge transaction, but will be entitled to receive from the Option Counterparty a number of shares of Company common stock generally based on the amount by which the market price per share of Company common stock, as measured under the terms of the convertible note hedge transaction, is greater than the strike price of the convertible note hedge transaction during the relevant valuation period under the convertible note hedge transaction. Additionally, if the market price per share of Company common stock, as measured under the terms of the warrant transaction, exceeds the strike price of the warrant during the valuation period at the maturity of the warrant, the Company will owe the Option Counterparty a number of shares of Company common stock in an amount based on the excess of such market price per share of Company common stock over the strike price of the warrant.
The convertible note hedge transaction cost of $14,507 has been accounted for as an equity transaction.

Warrant. The Company received $7,007 from the same counterparties from the sale of the warrant to purchase up to approximately 4,634 shares of the Company's common stock at an exercise price of $17.00 per share. As of September 30, 2011, the warrant had an expected life of 5.3 years and expires between October 13, 2016 and January 9, 2017. At expiration, the Company may, at its option, elect to settle the warrant on a net share basis. As of September 30, 2011, the warrant had not been exercised and remained outstanding.
The fair value of the warrant was initially recorded in equity and continues to be classified as equity.
The convertible note hedge transaction and the warrant transaction are separate transactions entered into by the Company. Holders of the Notes will not have any rights with respect to the convertible note hedge transaction and the warrant transaction.

NOTE 9.   Commitments and Contingencies
Warranty Reserves
Changes in the Company's warranty reserves are as follows:

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of the period	$1,654	$700
Accruals	1,543	1,760
Settlements	(1,718)	(976)
Balance, end of the period	$1,479	$1,484
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption "Accounts payable and accrued liabilities."
Legal Matters
From time to time we are subject to legal proceedings and claims in the ordinary course of business. In December 2007, we completed our acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) against Applied alleging infringement on two of ITC's patents. While this litigation is currently ongoing, the Company believes that it has meritorious defenses and is vigorously defending the action. It is possible that the Company could realize a loss in this matter such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of September 30, 2011, range from approximately $25 thousand to $9 million, depending on multiple factors presented by the parties.  A trial date of December 6, 2011 has been set.
In Rudolph's patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning Rudolph's proprietary continuous scan wafer inspection technology, the U.S. Federal Court of Appeals issued a ruling on August 22, 2011.  In its opinion, the Appellate Court affirmed multiple rulings from trial at the District Court level including (i) finding Rudolph's U.S. Patent No. 6,826,298 valid, (ii) the part of the infringement ruling based on the finding that Camtek's Falcon product strobes “based on velocity,” and (iii) the dismissal of Camtek's claim against Rudolph for inequitable conduct against the U.S. Patent and Trademark

Office.  The court did, however, revise one claim construction ruling made by the District Court in the original case.  As a result, the Appellate Court set aside the verdict delivered by the jury for damages and the District Court's decision to enter an injunction against selling Falcon tools in the U.S. and remanded the case back to the trial court for a limited trial on this the single infringement issue.  No trial date has been set for this limited trial.  This lawsuit was initially brought in 2005 by August Technology prior to its merger with Rudolph.

NOTE 10.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company's nonvested restricted stock unit activity with respect to the nine month period ended September 30, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	1,455	$7.28
Granted	535	$10.25
Vested	(430)	$8.45
Forfeited	(74)	$6.93
Nonvested at September 30, 2011	1,486	$8.03
As of September 30, 2011 and December 31, 2010, there was $7,650 and $6,215 of total unrecognized compensation cost related to restricted stock units granted under the Company's stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.5 years and 2.0 years for the respective periods.

NOTE 11.   Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Foreign currency exchange gains (losses), net	$1,044	$(902)	$948	$(151)
Total other income (expense)	$1,044	$(902)	$948	$(151)

NOTE 12.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income before income taxes	$5,333	$9,506	$21,413	$19,646
Provision for income taxes	$33	$603	$2,417	$2,185
Effective tax rate	0.6%	6.3%	11.3%	11.1%
The income tax provision for the three and nine months ended September 30, 2011 was computed based on the Company's annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. For the three and nine months ended September 30, 2011, the Company's provision for income taxes was less than the federal statutory tax rate primarily due to forecasted utilization of federal credit carryforwards in the current year against which a full valuation allowance had previously been recorded. The change in the Company's effective tax rate for the three and nine months ended September 30, 2011 compared to September 30, 2010 is primarily due to changes in the mix of its pretax income between U.S. and foreign tax jurisdictions.
The Company currently has a valuation allowance recorded against its deferred tax assets. Each quarter the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company's analysis, it concluded that it is more likely than not that substantially all of its net deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against its net deferred tax assets. The Company continues to closely monitor available evidence and may reverse some or all of the valuation allowance in future periods, if appropriate. The Company has valuation allowances of $35,825 as of September 30, 2011.
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
    The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$5,300	$8,903	$18,996	$17,461
Change in net unrealized losses on investments, net of tax	(5)	26	(11)	42
Change in currency translation adjustments	(942)	951	(770)	454
Total comprehensive income	$4,353	$9,880	$18,215	$17,957

NOTE 14.   Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and nine months ended September 30, 2011, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 1,714 and 1,640, respectively, because their effect was antidilutive. For the three and nine months ended September 30, 2010, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,469 and 2,554, respectively, because their effect was antidilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants (as described in Note 8) as their impact would be anti-dilutive.
The Company's basic and diluted earnings per share amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$5,300	$8,903	$18,996	$17,461
Denominator:
Basic earnings per share -weighted average shares outstanding	31,829	31,365	31,700	31,245
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	480	169	488	209
Diluted earnings per share -weighted average shares outstanding	32,309	31,534	32,188	31,454
Earnings per share:
Basic	$0.17	$0.28	$0.60	$0.56
Diluted	$0.16	$0.28	$0.59	$0.56

NOTE 15.   Segment Reporting and Geographic Information
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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
Systems and Software:
Inspection	$21,102	51%	$27,135	52%	$72,054	50%	$80,509	57%
Metrology	5,892	14%	11,843	23%	27,235	19%	23,630	17%
Data Analysis & Review	6,048	15%	5,627	11%	18,199	13%	13,405	10%
Parts	5,461	13%	4,856	9%	17,291	12%	15,302	11%
Services	2,931	7%	2,862	5%	8,797	6%	8,448	5%
Total revenue	$41,434	100%	$52,323	100%	$143,576	100%	$141,294	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
United States	$13,387	$8,389	$38,489	$25,353
Taiwan	3,104	5,993	21,637	41,495
Japan	2,553	2,194	8,833	5,502
China	999	9,701	9,316	17,157
South Korea	5,361	7,458	19,271	14,374
Other Asia	5,072	9,931	14,878	20,275
Austria	7,048	69	13,714	593
Germany	2,108	4,087	11,235	7,651
Other Europe	1,802	4,501	6,203	8,894
Total revenue	$41,434	$52,323	$143,576	$141,294

Customers comprising 10% or more of revenue:

	Nine Months Ended September 30,
	2011	2010
Customer A	14.8%	3.0%
Customer B	10.7%	16.1%
Customer C	10.4%	7.2%

NOTE 16.   Share Repurchase Program
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
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
A critical accounting policy is defined as one that is both material to the presentation of our condensed consolidated financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition or results of operations. Specifically, these policies have the following attributes: (1) we are required to make judgments and assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, could have a material effect on our financial position and results of operations.
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
Results of Operations for the Three and Nine Month Periods Ended September 30, 2011 and 2010
We are a worldwide leader in the design, development, manufacture and support of high-performance defect inspection, process control metrology and data analysis systems used by semiconductor device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for both macro-defect inspection and transparent and opaque thin film measurements. All of these systems feature production-worthy automation and are backed by worldwide customer support.
On August 11, 2010, we announced that we had acquired selected assets of the Yield Dynamics software business ("YDI") from MKS Instruments, headquartered in Andover, Massachusetts. The acquired business has been integrated into our Data Analysis and Review group of product offerings. The impact of the acquisition was not material to our consolidated financial position or results of operations.
Rudolph's business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone and other personal electronic device sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry are similar year-over-year capital spending plus or minus 5% for 2011. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers' shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 0.8 for the month of September 30, 2011, a decrease from the December 2010 book-to-bill ratio of 0.9.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine month period ended September 30, 2011 and for the years ended December 31, 2010, 2009 and 2008, sales to customers that individually represented at least five percent of our revenues accounted for 44.1%, 44.4%, 44.8%, and 36.3% of our revenues, respectively.
We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Our macro-defect inspection and probe card and test analysis systems range in average selling price from approximately $250,000 to $1.7 million per system, our transparent film measurement systems range in average selling price from approximately $250,000 to $1.0 million per system and our opaque film measurement systems range in average selling price from approximately $1.0 million to $2.0 million per system.
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

	Nine Months Ended September 30,	Years Ended December 31,
	2011	2010	2009	2008
Asia	51.5%	65.7%	60.8%	57.0%
Europe	21.7%	11.1%	11.6%	19.5%
Total international revenue	73.2%	76.8%	72.4%	76.5%
The sales cycle for our systems typically ranges from nine to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $41.4 million and $143.6 million for the three and nine month periods ended September 30, 2011, compared to $52.3 million and $141.3 million for the three and nine month periods ended September 30, 2010, representing a decrease of 20.8% and an increase of 1.6% in the year-over-year periods.

The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
Systems and Software:
Inspection	$21,102	51%	$27,135	52%	$72,054	50%	$80,509	57%
Metrology	5,892	14%	11,843	23%	27,235	19%	23,630	17%
Data Analysis & Review	6,048	15%	5,627	11%	18,199	13%	13,405	10%
Parts	5,461	13%	4,856	9%	17,291	12%	15,302	11%
Services	2,931	7%	2,862	5%	8,797	6%	8,448	5%
Total revenue	$41,434	100%	$52,323	100%	$143,576	100%	$141,294	100%

Systems and software revenue were relatively flat for the nine month period ended September 30, 2011 and 2010. The number of metrology systems sold during the nine month period ended September 30, 2011 increased slightly as compared to the same period in the prior year, resulting in an increase in metrology systems revenue of $3.6 million, which was offset by a decrease in inspection systems revenue of $8.5 million for the 2011 period.  The year-over-year increase in data analysis and review software for the nine month period ended September 30, 2011 of $4.8 million is primarily due to increased sales across all data analysis and review software product families.  The average selling price of similarly configured systems did not significantly change for the 2011 nine month period as compared to the prior year period. As a result, the increase in revenue for the 2011 period was caused by increased volume rather than pricing changes. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 63% and 54% of total revenues for the three and nine month periods ended September 30, 2011, compared to 51% and 59% of total revenues for the three and nine month periods ended September 30, 2010.  The year-over-year increase in total parts and services revenue for the nine month periods ended September 30, 2011 and 2010 is primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $7.4 million are recorded in Other current liabilities at September 30, 2011 and primarily consist of $2.5 million for systems awaiting acceptance and outstanding deliverables and $4.9 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including inventory step-up from purchase accounting, manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $22.3 million and $77.4 million for the three and nine month periods ended September 30, 2011, compared to $29.3 million and $74.7 million for the three and nine month periods ended September 30, 2010.  Our gross profit represented 53.7% and 53.9% of our revenues for the three and nine month periods ended September 30, 2011 and 55.9% and 52.9% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the nine month period ended September 30, 2011 compared to the nine month period ended ended September 30, 2010 is primarily due to product mix.
Operating Expenses.
Operating expenses consist of:
Research and Development.  Our research and development expense was $8.3 million and $26.7 million for the three and nine month periods ended September 30, 2011, compared to $8.3 million and $24.7 million for the same periods in the prior year.  Research and development expense represented 20.0% and 18.6% of our revenues for the three and nine month periods ended September 30, 2011, compared to 15.9% and 17.4% of revenues for the prior year periods.   The year-over-year dollar increase for the nine month period ended September 30, 2011 and 2010 in research and development expenses primarily reflects increased compensation costs associated with our annual review process, increased patent litigation costs and  the inclusion of research and development expense of the YDI acquisition completed in the third quarter of 2010.
Selling, General and Administrative.     Our selling, general and administrative expense was $8.4 million and $28.1 million for the three and nine month periods ended September 30, 2011, compared to $10.1 million and $29.2 million for the same periods in the prior year.  Selling, general and administrative expense represented 20.2% and 19.6% of our revenues for the three and nine month periods ended September 30, 2011, compared to 19.4% and 20.6% of our revenues for the same periods in the prior year.  The year-over-year dollar decrease for the nine month period ended September 30, 2011 and 2010 in selling, general and administrative expense was primarily due to decreased compensation and corporate litigation costs.
The Company currently anticipates that operating expenses for the fourth quarter of 2011 will be approximately $18.0 million to $19.0 million. However, there can be no assurance that our operating expenses will fall within this range.
Income Taxes.  For the three and nine month periods ended September 30, 2011, we recorded an income tax provision of $33 thousand and $2.4 million, respectively, as compared to the income tax provision of $0.6 million and $2.2 million for the comparable periods in 2010.  Our effective tax rate differs from the statutory rate of 35% for the three and nine month periods ended September 30, 2011 primarily due to forecasted utilization of federal credit carryforwards in the current year against which a full valuation allowance has been recorded.
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
Liquidity and Capital Resources
At September 30, 2011, we had $157.8 million of cash, cash equivalents and marketable securities and $237.1 million in working capital.  At December 31, 2010, we had $71.7 million of cash, cash equivalents and marketable securities and $159.7 million in working capital.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Operating activities provided $35.5 million in cash and cash equivalents for the nine month period ended September 30, 2011.  The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2011 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $28.5 million, a decrease in accounts receivable of $20.2 million, partially offset by increase in inventory of $6.5 million, a decrease in accounts payable and accrued liabilities of $2.5 million, a decrease in other current liabilities of $1.4 million, and an increase in prepaid expenses and other assets of $2.9 million.  Operating activities provided $17.6 million in cash and cash equivalents for the nine month period ended September 30, 2010. The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2010 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges, of $24.7 million, an increase in accounts payable and accrued liabilities of $6.1 million, an increase in other current liabilities of $1.3 million, and a decrease of $0.2 million in prepaid and other assets, partially offset by an increase in accounts receivable of $8.5 million, an increase in inventory of $5.6 million, and a decrease in other non-current liabilities of $0.6 million.
Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2011 of $25.2 million was due to the purchase of marketable securities of $29.1 million and capital expenditures of $1.4 million, partially offset by the proceeds from sales of marketable securities of $5.3 million.  Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2010 of $3.9 million was due to purchases of marketable securities of $7.6 million, capital expenditures of $3.2 million and a purchase of a business of $0.8 million, partially offset by proceeds from sales of marketable securities of $7.7 million.
Net cash and cash equivalents provided by financing activities of $51.0 million for the nine month period ended September 30, 2011 was due primarily to net proceeds from the issuance of convertible senior notes of $57.7 million, proceeds from the sale of a warrant of $7.0 million, tax benefit from employee stock plans of $0.6 million and proceeds received for sales of shares through share-based compensation plans of $0.2 million, partially offset by the purchase of the convertible note hedge of $14.5 million. Net cash and cash equivalents provided by financing activities of $0.2 million for the nine month period ended September 30, 2010 was due to proceeds received for sales of shares through share-based compensation plans.
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

On July 25, 2011, the Company issued $60 million aggregate principal amount of 3.75% convertible senior notes, which mature on July 15, 2016 and pay interest semiannually commencing on January 15, 2012. In connection with the issuance, the Company entered into convertible note hedge and warrant transactions. The convertible note hedge transaction is intended to reduce potential dilution in the Company's stock upon conversion of the notes. However, the warrant transaction will have a dilutive effect on the Company's earnings per share to the extent that the price of the Company's common stock exceeds the strike price of the warrant. Net proceeds realized from the sale of the convertible senior notes, the convertible note hedge and warrant transactions were $50.2 million. We intend to use the net proceeds for general corporate purposes, which may include financing potential acquisitions and strategic transactions, growth initiatives and working capital. For additional information, see Note 8 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities and our convertible senior notes. Our available-for-sale securities consist of fixed and variable rate income investments (Municipal notes, bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of September 30, 2011, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities. The interest rate on our convertible senior notes is fixed. Therefore, any change in interest rates will not have an impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at September 30, 2011 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $1.1 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Condensed Consolidated Statements of Operations each reporting period. As of September 30, 2011, we had twenty-eight forward contracts outstanding with a total notional contract value of $3.9 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of September 30, 2011, an evaluation was carried out under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
From time to time we are subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed our acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) against Applied alleging infringement on two of ITC's patents. While this litigation is currently ongoing, the Company believes that it has meritorious defenses and is vigorously defending the action. It is possible that the Company could realize a loss in this matter such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of September 30, 2011, range from approximately $25 thousand to $9 million, depending on multiple factors presented by the parties.  A trial date of December 6, 2011 has been set.
In Rudolph's patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning Rudolph's proprietary continuous scan wafer inspection technology, the U.S. Federal Court of Appeals issued a ruling on August 22, 2011.  In its opinion, the Appellate Court affirmed multiple rulings from trial at the District Court level including (i) finding Rudolph's U.S. Patent No. 6,826,298 valid, (ii) the part of the infringement ruling based on the finding that Camtek's Falcon product strobes “based on velocity,” and (iii) the dismissal of Camtek's claim against Rudolph for inequitable conduct against the U.S. Patent and Trademark Office.  The court did, however, revise one claim construction ruling made by the District Court in the original case.  As a result, the Appellate Court set aside the verdict delivered by the jury for damages and the District Court's decision to enter an injunction against selling Falcon tools in the U.S. and remanded the case back to the trial court for a limited trial on this the single infringement issue.  No trial date has been set for this limited trial.  This lawsuit was initially brought in 2005 by August Technology prior to its merger with Rudolph.

Item 1A.    Risk Factors
Except as set forth below, there were no material changes to the Company's risk factors as discussed in Item 1A - Risk Factors in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010:
Add the following risk factors:
The earthquake and tsunami, and other collateral events, in Japan may negatively impact our supply of components and subassemblies included in our systems, which could have a material adverse effect on the Company's business

As a result of the effects of the earthquake and tsunami that occurred in Japan, including the resultant nuclear crisis, certain of the Company's vendors may be unable to deliver sufficient quantities of components or deliver them in a timely manner.   Further, depending on the length of these disruptions, we may need to locate alternate suppliers to fulfill our customers' needs.  To date, this event has not had a material impact on the Company's supply of components and subassemblies; however, it is too early to predict the ultimate impact this crisis may have, and it could have a material adverse affect on the Company's business.
Our debt service obligations may adversely affect our financial condition and cash flows from operations.
As a result of our sale of $60.0 million of 3.75% convertible senior notes on July 25, 2011 (the “Notes”), we now have long-term debt that we have not had to maintain in the past.
Our maintenance of indebtedness could have important consequences because:

•	it may impair our ability to obtain additional financing in the future;
•	an increased portion of our cash flows from operations will have to be dedicated towards making semi-annual interest payments and repaying the principal in 2016;
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.
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

Upon the occurrence of a “fundamental change” (as defined in the indenture that governs the Notes), subject to certain conditions, holders of the Notes will have the right to require us to repurchase their Notes for cash at 100% of their principal amount plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of Notes converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered for repurchase upon a fundamental change or to make cash payments in respect of Notes that are being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

Replace the comparable risk factor in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 with the following risk factor:
If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease
Our systems are complex and have occasionally contained errors, defects and bugs when introduced. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, computer viruses or malicious code as a result of cyber attacks to our computer networks, we may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems. Our product liability policy currently provides $2.0 million of aggregate coverage, with an overall umbrella limit of $14.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

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

10.6	Amendment No. 3 dated as of September 27, 2011 to Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Rudolph Technologies, Inc.
Date:	November 2, 2011	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	November 2, 2011	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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

10.6	Amendment No. 3 dated as of September 27, 2011 to Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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