Form 10-K
period 2011-12-31
RUDOLPH TECHNOLOGIES INC
filed 2012-02-27
CIK 1094392

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Registrant’s telephone number, including area code: (973) 691-1300
_____________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share (including attached Series A Junior Participating Preferred Stock Purchase Rights)	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2011 of $10.71 was approximately $322,755,039.
The registrant had 31,913,464 shares of Common Stock outstanding as of February 16, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
The following document is incorporated by reference in Part III of this Annual Report on Form 10-K: Items 10, 11, 12, 13 and 14 of Part III incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders to be held on May 23, 2012.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements, including those concerning the benefit to customers of our products and customer service, our expectations of the semiconductor market outlook future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate, Rudolph's ability to be successful in managing our cost structure and cash expenditures and results of litigation, including ongoing litigation with ITC. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.
The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and /or front-end semiconductor market segments and the “Risk Factors” set forth in Item 1A. You should carefully review the cautionary statements contained in this Annual Report on Form 10-K. You should also review any additional disclosures and cautionary statements we make from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission.

PART I

Item 1.	Business.

General
Rudolph Technologies, Inc. is a worldwide leader in the design, development, and manufacture of high-performance process control defect inspection, metrology, and process control software systems used by microelectronics device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, probe card test and analysis, and transparent and opaque thin film measurements. All of these systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions to enhance productivity and achieve significant cost savings. Rudolph systems are backed by worldwide customer service and applications support.
Rudolph is among selected suppliers chosen to support 450mm wafer processing research and development. Our latest-generation defect inspection and thin film metrology tools are designed to increase the value of inspection and metrology data to ensure improved process yields and profitability as the industry moves toward a full 450mm production ramp in the 2015 time-frame.
Continuing our focus on new markets and new applications, Rudolph has expanded its presence in the LED device manufacturing segment. A leading US-based market leader in LEDs placed new orders in 2011 for several Rudolph solutions including the Explorer® Automated Macro Defect Inspection System as well as data analysis, process control and factory automation software. High-volume LED makers are increasing their focus on understanding the causes of defects and yield loss in both front- and back-end processes; Rudolph’s expertise in maximizing yield for semiconductor manufacturers has been a major factor in making inroads in this important, growing market.
New products introduced in 2011 include the NSX® 320 and Wafer Scanner™ 3880 inspection systems, both optimized for TSV (through-silicon-via) processes. Our customers are aggressively working on multiple TSV applications that we believe will require the unique 2D/3D inspection capabilities of these new tools.
Inspection Systems. Chip manufacturers deploy advanced macro-defect inspection throughout the fab to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the AXi™, NSX® and most recently, the F30™ inspection systems, are found in wafer processing (front-end) and final manufacturing (back-end) facilities around the world. These high-speed tools incorporate features such as waferless recipe creation, tool-to-tool correlation and multiple inspection resolutions. In addition to wafer frontside inspection, Rudolph’s innovative Explorer Inspection Cluster incorporates wafer edge and backside inspection in one integrated platform to enhance productivity and continuously improve fab yield. Using products such as Discover® and Genesis® yield management software, the vast amount of data gathered through automated inspection can be analyzed and classified to determine trends that ultimately affect yield.
Metrology Systems. Rudolph’s patented transparent film technology uses up to four lasers operating simultaneously at multiple angles and multiple wavelengths, providing powerful analysis and measurement capabilities. Unlike the white-light sources used in spectroscopic ellipsometers, laser light sources make our metrology tools inherently stable, increase measurement speed and accuracy, and reduce maintenance costs by minimizing the time required to re-qualify a light source when it is replaced. Rudolph’s S3000™ System employs a proprietary reflectometer technology that allows the characterization of films and film stacks that cannot be performed using conventional reflectometry or ellipsometry alone.
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
 Data Analysis & Review Software. Rudolph has a comprehensive offering of process control software solutions for semiconductor, solar and LED manufacturing. We provide a wide range of advanced process control solutions, all designed to improve factory profitability, including run-to-run control, fault detection, classification and tool automation. Rudolph is the #1 provider of Process Control Software in the semiconductor industry.

Technology
We believe that our expertise in engineering and our continued investment in research and development enable us to rapidly develop new technologies and products in response to emerging industry trends. The breadth of our technology enables us to offer a diverse combination of measurement technologies that provide process control for the majority of thin films used in semiconductor manufacturing. Additionally, our defect detection and classification technologies allow us to provide yield enhancement for critical front-end processes such as photolithography, diffusion, etch, CMP and outgoing quality control. Information learned through post-fab inspection is critical. Advanced macro defect inspection within the final manufacturing (back-end) process provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality.
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
In addition to the wafer processing floor, Rudolph’s automated inspection systems are used in several post-fab processes such as bump inspection, wafer probe, wafer saw and quality control and in new process technologies such as TSV.
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

Products
Rudolph markets and sells products to all major logic, memory, data storage and application-specific integrated circuit (“ASIC”) device manufacturers. Our customers rely on us for versatile full-fab inspection and metrology systems as well as process control software solutions. These systems are designed for high-volume production facilities and offer automated wafer handling for 200 and 300mm configurations. Our systems operate at high throughput with ultraclean operation and high reliability.

INSPECTION & TEST SYSTEMS
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
AXi™ Inspection Module		—	Advanced detection of defects >0.5 micron
	2003	—	Inspection of patterned and unpatterned wafers
		—	In line, high-speed, 100% inspection	X
F30™ Inspection Module	2011	—	5-objective turret enables resolution throughput flexibility
		—	Speeds up to 150wph
		—	Multiple resolutions; TSV sensor capability
		—	Waferless recipe creation
		—	Tool matching	X
E30™ Inspection Module		—	2D defect detection of the wafer’s edge
	2003	—	Metrology of edge feature
		—	Incorporated into the Explorer Cluster	X	X
B30™ Inspection Module		—	2D defect detection of the wafer’s backside
	2003	—	Darkfield, brightfield and color imaging
		—	Incorporated into the Explorer Cluster	X	X
Explorer® Inspection Cluster		—	A family of multi surface inspection tools, using one or more inspection modules
	2009	—	Automated handling platform
		—	Intelligent wafer scheduling	X

INSPECTION & TEST SYSTEMS (continued)
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
NSX® Inspection System		—	Fully automated defect detection >0.5 micron
	1997	—	2D wafer, die & bump inspection
		—	In line, high-speed, 100% inspection		X
Wafer Scanner™ Inspection System		—	2D/3D bump dimensional inspection
	1999	—	2D bump/surface defect inspection
		—	In line, high-speed, 100% inspection		X
PrecisionWoRx® System		—	Probe card test & analysis
	2008	—	Configurable channels
		—	High load forces		X
ProbeWoRx® System		—	Probe card production metrology
	2003	—	3D Optical Comparative Metrology
		—	High-speed test times
		—	Automated, one-touch measurements		X
WaferWoRx® System		—	Probing process analysis
	2006	—	3D probe tip analysis
		—	Proprietary, advanced software		X

METROLOGY SYSTEMS
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
MetaPULSE® System		—	Non-contact system for thin opaque films
		—	Patented Picosecond Ultrasonic Laser Sonar Technology (PULSE™)
	1997	—	Designed for advanced copper and non-copper applications
		—	Improved throughput and repeatability	X	X
S3000™ System		—	Superior accuracy for transparent film measurements
		—	Incorporates ellipsometry technology for transparent film application
	2006	—	Optimized price/performance for fabwide applications
		—	Available with pattern recognition software
		—	Enhanced data review mode	X

DATA ANALYSIS & REVIEW SOFTWARE
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
ARTIST® Software		—	Real-time monitoring software
	2003	—	Enables development of human-readable models
		—	Frees users from manual monitoring
		—	Minimize scrap and rework	X	X
AutoShell® Software	1998	—	Equipment automation software that interfaces to both tools and external resources	X	X
ControlWORKS® Software		—	Designed to control process equipment
	1994	—	Minimizes the expense and time-to-market associated with developing control applications	X
Discover® Software	2007	—	Fabwide software for archival and retrieval of process related data
		—	Facilitates root cause analysis, yield enhancement and yield learning	X	X
Discover® Enterprise Software		—	In line, all surface defect analysis and data management
	2005	—	Trend analysis and visualization tools
		—	Wafer maps visualize all-surface defects
		—	Identifies root cause of defects and process excursions	X	X
Discover Solar™ Software		—	Helps photovoltaic (PV) cell manufacturers reduce manufacturing costs and increase average cell efficiencies
	2008	—	Designed for high volume c-Si cell and thin film production
		—	Controls and optimizes the performance of the line	X	X
GateWay™ Software		—	Intercepts message traffic between the equipment and the host
		—	Preserves value of existing automation investments
	2003	—	Increases reliability and function with zero development time
		—	Diagnostic tool for solving communication problems
		—	Connects applications to tools	X	X
HarmonyASR™ Software		—	Off line defect review and classification
	2005	—	Defects displayed in real time
		—	Rapid classification of unknown defects; review of previously-classified defects	X	X

DATA ANALYSIS & REVIEW SOFTWARE (continued)
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
Process Sentinel™ Software		—	Fabwide spatial process control system
		—	Traces patterns back to yield-killing process issues
	2006	—	Combined defect and sort solution
		—	Quickly isolates systemic faults
		—	Advanced segmentation and wafer stacking capability	X
ProcessWORKS® Software	1998	—	Advanced process control software deployed in CMOS, high-mix ASIC, memory and disk head fabs
		—	Proven in all major process areas	X
RecipeWORKS™ Software		—	Reduces impact on tool time
		—	Stores recipes in a central repository
	1998	—	Enables engineers to manage recipes remotely
		—	Allows users to setup security
		—	Accepts settings from any run-to-run control application	X	X
TrackWORKS® Software		—	Configures and schedules preventive maintenance
	1998	—	View factory entities using operator-defined parameters	X
TrueADC™ Software		—	Automatic defect classification
	2005	—	High accuracy, consistency and scalability
		—	Patented feature-based defect matching technology
		—	Utilizes dynamic defect library method	X	X
TrueADC™ Enterprise Software		—	Serving the entire fab
	2007	—	Defect classification with a high level of accuracy
		—	Ensures database lookup, classification and timely response to the tool
		—	Minimum impact to throughput	X	X
Yield Optimizer™ Software		—	Builds predictive models
	2006	—	Optimizes yield and reduces excursions
		—	Identifies the most critical metrology measurements for controlling yield	X
Genesis® Software		—	Data acquisition and intregration
	1997	—	Data mining
		—	Parametric analysis	X

Customers
Over 90 semiconductor device manufacturers have purchased Rudolph tools and software for installation at multiple sites. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in 20 countries. See Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for information concerning our geographic information.
 We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2009, 2010 and 2011, sales to end user customers that individually represented at least five percent of our revenues accounted for 44.8%, 44.4% and 43.6% of our revenues, respectively. In 2009, sales to Intel Corporation accounted for 13.6% of our revenues. In 2010, sales to Taiwan Semiconductor Manufacturing Co. and Samsung Semiconductor Inc. accounted for 13.9% and 11.2% of our revenues, respectively. In 2011, sales to Infineon Technologies and Samsung Semiconductor Inc. accounted for 13.5% and 12.1% of our revenues, respectively. No other individual end user customer accounted for more than 10% of our revenues in 2009, 2010 and 2011. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

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
Our research and development expenditures in 2009, 2010 and 2011 were $26.0 million, $33.4 million and $36.3 million, respectively. We plan to continue our strong commitment to new product development in the future, and we expect that our level of research and development expenses will increase in absolute dollar terms in future periods.

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

Manufacturing
Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facility in Minnesota. During the fourth quarter of 2009, we initiated a consolidation of a portion of our facility in Budd Lake, NJ and in 2010 we moved the New Jersey manufacturing operations to our facility in Bloomington, MN. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We expect to rely increasingly on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.
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

Intellectual Property
We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2011, we have been granted, or hold exclusive licenses to, 202 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2012 to 2030. We also have 100 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of macro-defect detection and classification, transparent thin film measurement and altered material characterization.
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

Competition
The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. We principally compete with KLA-Tencor and Camtek. We compete to a lesser extent with companies such as Nanometrics and Nikon. Each of our products also competes with products that use different metrology techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.
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

Backlog
We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which the customer has assigned a purchase order number and for which delivery is anticipated within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2011, we had a backlog of approximately $53.2 million compared with a backlog of approximately $49.7 million at December 31, 2010.

Employees
As of December 31, 2011, we had 564 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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
Our largest customers account for a significant portion of our revenues, and our revenues and cash flows could significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or canceled a large order
Sales to end user customers that individually represent at least five percent of our revenues typically account for, in the aggregate, a considerable amount of our revenues. We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if a large order were delayed or canceled, our revenues and cash flows could significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.
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
Political and economic instability. We are subject to various global risks related to political and economic instabilities in countries in which we derive sales. If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the U.S., these events may result in reduced demand for our products. There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea. In addition, several Asian countries, particularly Japan, have experienced significant economic instability. An outbreak of hostilities or other political upheaval in China, Taiwan or South Korea, or an economic downturn in Japan or other countries, would likely harm the operations of our customers in these countries. The effect of these types of events on our revenues and cash flows could be material because we derive substantial revenues from sales to semiconductor device foundries in Taiwan such as Taiwan Semiconductor Manufacturing Company Ltd., from memory chip manufacturers in South Korea such as Samsung, and from semiconductor device manufacturers in Japan such as Toshiba.
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
If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry, we will lose market share to our competitors
We operate in an industry that is highly competitive and subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. To be competitive in our demanding market, we must continually design, develop and introduce in a timely manner new inspection and film metrology systems that meet the performance and price demands of semiconductor device manufacturers. We must also continue to refine our current systems so that they remain competitive. We expect to continue to make significant investments in our research and development activities. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in our product enhancement efforts to improve and advance products or in responding effectively to technological change, as not all research and development activities result in viable commercial products. In addition, we cannot provide assurance that we will be able to develop new products for the most opportunistic new markets and applications. Any significant delay in releasing new systems could cause our products to become obsolete, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, new product offerings that are highly complex in terms of software or hardware may require application or service work such as bug fixing prior to acceptance, thereby delaying revenue recognition.
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
We expect to spend a significant amount of time and resources developing new systems and refining our existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of those systems. Our ability to commercially introduce and successfully market new systems are subject to a wide variety of challenges during the development cycle, including start-up bugs, design defects, and other matters that could delay introduction of these systems. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that are placed may be canceled. As a result, if we do not achieve market acceptance of new products, we may be unable to generate sufficient revenues and cash flows to recover our research and development costs and our market share, revenue, operating results or stock price would be negatively impacted.

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
In addition, our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time, we may receive communications from third parties asserting that our products or systems infringe, or may infringe, the proprietary rights of these third parties. These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party’s proprietary rights. We may not be able to enter into such a license or such a license may not be available on commercially reasonable terms. Accordingly, the loss of important intellectual property rights could hinder our ability to sell our systems, or make the sale of these systems more expensive. For additional information regarding recent patent litigation, see Item 3. (“Legal Proceedings”).
Our efforts to protect our intellectual property may be less effective in certain foreign countries, where intellectual property rights are not as well protected as in the United States
The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan the contents of a patent are published upon filing which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. Consequently, there is a risk that we may be unable to adequately protect our proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.
Some of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices
The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA-Tencor and Camtek. We compete to a lesser extent with companies such as Nanometrics and Nikon. Each of our products also competes with products that use different metrology or inspection techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.
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
As a result of the effects of the earthquake and tsunami that occurred in Japan, including the resultant nuclear crisis, certain of the Company’s suppliers may be unable to deliver sufficient quantities of components or deliver them in a timely manner.   Further, depending on the length of these disruptions, we may need to locate alternate suppliers to fulfill our customers’ needs.  To date, this event has not had a material impact on the Company’s supply of components and subassemblies; however, we cannot predict the ultimate impact the events in Japan, or similar unanticipated disasters may have, and it could have a material adverse affect on the Company’s business.
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
Failure to adjust our orders for parts and subcomponents in an accurate and timely manner in response to changing market conditions or customer acceptance of our products could adversely affect our financial position and results of operations
Our earnings could be negatively affected and our inventory levels could materially increase if we are unable to predict our inventory needs in an accurate and timely manner and adjust our orders for parts and subcomponents should our needs increase or decrease materially due to unexpected increases or decreases in demand for our products. Any material increase in our inventories could result in an adverse effect on our financial position, while any material decrease in our ability to procure needed inventories could result in an inability to supply customer demand for our products, thus adversely affecting our revenues.
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
Turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity
During recent years, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and other governments. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from trade creditors were to be impaired. In addition, the economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.
Our debt service obligations may adversely affect our financial condition and cash flows from operations
As a result of our sale of $60.0 million of 3.75% convertible senior notes on July 25, 2011 (the “Notes”), we now have long-term debt that we have not had to maintain in the past.

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
We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a “fundamental change,” and our future debt may contain limitations on our ability to pay cash upon conversion or to repurchase the Notes
Upon the occurrence of a “fundamental change” (as defined in the indenture that governs the Notes), subject to certain conditions, holders of the Notes will have the right to require us to repurchase their Notes for cash at 100% of their principal amount plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of Notes converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered for repurchase upon a fundamental change or to make cash payments in respect of Notes that are being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or a fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
Risks Related to the Semiconductor Device Industry
Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so
Our operating results are subject to significant variation due to the cyclical nature of the semiconductor device industry. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. In recent years, the industry has experienced significant downturns, generally in connection with declines in economic conditions. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. If we fail to respond to industry cycles, our business could be seriously harmed.

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
Our stock price is volatile
The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2009 through the end of fiscal year 2011, our stock price fluctuated between a high of $12.75 per share and a low of $1.95 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Flanders, New Jersey	Executive Office	20,000	Owned
Budd Lake, New Jersey	Engineering and Service	61,500	2016
Bloomington, Minnesota	Engineering, Manufacturing and Service	78,500	2019
Tewksbury, Massachusetts	Engineering and Service	7,000	2017
Richardson, Texas	Engineering	21,000	Owned
Bohemia, New York	Engineering	6,000	2016
Snoqualmie, Washington	Engineering and Service	27,000	2018
Tianjin, China	Engineering	5,000	2014
Hsin-Chu, Taiwan	Sales and Service	10,500	2012
Takatsu, Japan	Sales and Service	5,000	2012
Sungnam-si, South Korea	Sales and Service	9,500	2013
Shanghai, China	Sales and Service	2,500	2013
Singapore	Sales and Service	2,000	2012
Scotland, United Kingdom	Sales and Service	1,000	2012
We also lease office space for other smaller sales and service offices in several locations throughout the world.
We believe that our existing facilities and capital equipment are adequate to meet our current requirements, and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings.

From time to time we are subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed our acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™ and PrecisionWoRx® products infringed an ITC patent. Prior to trial, the judge found that our products made prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in the United States District Court, District of Arizona in which the jury found that while our products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15.5 million to ITC in damages for the years 2000-2011. The jury also found that for sales made after August of 2007, the infringement was willful. The verdict and damages assessment are subject to post-trial motions and filings and further court review and rulings, which could potentially result in an increase or decrease in the damages award. Depending upon the outcome of these matters, we will consider further legal pursuit. As this litigation is still ongoing, we believe that we have meritorious defenses and shall continue to vigorously defend the action.  With that, it is reasonably possible that we could realize a loss in this matter related to products made after August of 2007 such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of December 31, 2011, range from approximately $25 thousand to $23.4 million, depending on multiple factors presented by the parties.  With regard to products made before August of 2007, it is probable that we could realize a loss in this matter for which we have estimated its potential liability to be $4.3 million, which we accrued as of December 31, 2011. While we continue to believe that our current PrecisionPoint and ProbeWoRx systems do not infringe ITC’s patent, we have removed from all of our future tools the predictive scrub feature that was found to be at issue in the litigation.

In our patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning our proprietary continuous scan wafer inspection technology, the U.S. Federal Court of Appeals issued a ruling on August 22, 2011.  In its opinion, the Appellate Court affirmed multiple rulings from trial at the District Court level including (i) finding our U.S. Patent No. 6,826,298 valid, (ii) the part of the infringement ruling based on the finding that Camtek’s Falcon product strobes “based on velocity,” and (iii) the dismissal of Camtek’s claim against us for inequitable conduct against the U.S. Patent and Trademark Office.  The court did, however, revise one claim construction ruling made by the District Court in the original case.  As a result, the Appellate Court set aside the verdict delivered by the jury for damages and the District Court’s decision to enter an injunction against Camtek’s selling Falcon tools in the U.S. and remanded the case back to the trial court for a limited trial on this the single infringement issue.  No trial date has been set for this limited trial.  This lawsuit was initially brought in 2005 by August Technology prior to its merger with us.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the NASDAQ Global Select Market under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the NASDAQ Composite Index and a custom peer group for the period commencing on December 31, 2006 and ending on December 31, 2011. The peer group is comprised of capital equipment manufacturers for the semiconductor industry with relatively comparable revenues and market capitalizations to that of the Company. The peer group was recommended by a global management consulting firm. The companies included in the peer group are MKS Instruments, Inc., FEI Company, Brooks Automation, Inc., Cymer, Inc., Veeco Instruments, Inc., Cabot Microelectronics Corporation, ATMI, Inc., FormFactor, Inc., Axcelis Technologies, Inc., Advanced Energy Industries, Inc., Cohu, Inc., EMCORE Corporation, Mattson Technology, Inc., LTX-Credence, Corporation, Nanometrics, Incorporated, Ultratech, Inc., PDF Solutions, Inc. and AXT, Inc.
The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph assumes that $100 was invested on December 31, 2006 in the Company’s Common Stock and in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The Company operates on a 52-week calendar year.
ASSUMES $100 INVESTED ON DEC. 31 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31 2011

	12/06	12/07	12/08	12/09	12/10	12/11
Rudolph Technologies, Inc.	100.0	71.11	22.18	42.23	51.71	58.17
NASDAQ Composite	100.0	110.65	66.42	96.54	114.06	113.16
Peer Group	100.0	92.71	46.53	74.16	84.67	80.60

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2010
First Quarter	$9.53	$6.14
Second Quarter	$10.98	$7.49
Third Quarter	$9.71	$7.02
Fourth Quarter	$8.54	$7.01
Year Ended December 31, 2011
First Quarter	$11.93	$7.97
Second Quarter	$12.75	$9.90
Third Quarter	$10.98	$6.02
Fourth Quarter	$9.46	$6.12

As of February 16, 2012, there were 86 stockholders of record of our common stock and approximately 4,560 beneficial stockholders. The closing market value of our common stock on February 16, 2012 was $10.78.
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
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K, and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2010 and 2011 and the statement of operations data for the years ended December 31, 2009, 2010 and 2011 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of 2007, 2008 and 2009, and the statement of operations data for the years ended December 31, 2007 and 2008 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$160,129	$131,040	$78,657	$195,305	$187,196
Cost of revenues	78,889	87,388	49,805	91,405	86,843
Gross profit	81,240	43,652	28,852	103,900	100,353
Operating expenses:
Research and development	29,993	31,644	25,991	33,387	36,298
In-process research and development	1,000	—	—	—	—
Selling, general and administrative	33,159	36,512	32,703	38,173	40,826
Impairment charge for goodwill and identifiable intangible assets	—	227,105	—	—	—
Amortization	4,487	5,890	1,358	1,715	1,757
Total operating expenses	68,639	301,151	60,052	73,275	78,881
Operating income (loss)	12,601	(257,499)	(31,200)	30,625	21,472
Interest income (expense)	4,143	1,230	271	167	(1,925)
Other income (expense)	(39)	2,468	(938)	(255)	847
Income (loss) before provision (benefit) for income taxes	16,705	(253,801)	(31,867)	30,537	20,394
Provision (benefit) for income taxes	4,846	(4,115)	(2,239)	3,522	(4,832)
Net income (loss)	$11,859	$(249,686)	$(29,628)	$27,015	$25,226
Earnings (loss) per share:
Basic	$0.41	$(8.16)	$(0.96)	$0.86	$0.79
Diluted	$0.40	$(8.16)	$(0.96)	$0.86	$0.78
Weighted average shares outstanding:
Basic	29,168	30,614	30,888	31,286	31,744
Diluted	29,312	30,614	30,888	31,492	32,256

	December 31,
	2007	2008	2009	2010	2011
Balance Sheet Data:
Cash and cash equivalents	$57,420	$67,735	$57,839	$71,120	$96,671
Marketable securities	16,505	10,549	3,080	629	70,888
Working capital	176,298	147,688	126,781	159,745	234,244
Total assets	460,216	197,432	178,203	219,053	305,911
Convertible senior notes	—	—	—	—	46,524
Retained earnings (accumulated deficit)	44,776	(204,910)	(234,538)	(207,523)	(182,297)
Total stockholders’ equity	424,478	176,088	151,131	185,034	221,778

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
On August 3, 2009, we announced that we had acquired Adventa Control Technologies, Inc. (“Adventa”), headquartered in Plano, Texas. The acquired business is currently known as the Rudolph Technologies Process Control Group (“PCG”) and has been integrated into our Data Analysis and Review group of product offerings.
On August 11, 2010, we announced that we had acquired selected assets of the Yield Dynamics software business (“YDI”) from MKS Instruments, headquartered in Andover, Massachusetts. The acquired business has been integrated into our Data Analysis and Review group of product offerings.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 5-15% for 2012. Our revenues and profitability, tend to closely follow the strength or weakness of the semiconductor market. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 0.9 for the month of December 2011, increasing from the September 2011 book-to-bill ratio of 0.7.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2009, 2010 and 2011, sales to customers that individually represented at least five percent of our revenues accounted for 44.8%, 44.4%, and 43.6% of our revenues, respectively. For the year ended December 31, 2009, sales to Intel Corporation accounted for 13.6% of our revenues. In 2010, sales to Taiwan Semiconductor Manufacturing Co. and Samsung Semiconductor, Inc. accounted for 13.9% and 11.2% of our revenues, respectively. In 2011, sales to Infineon Technologies and Samsung Semiconductor Inc. accounted for 13.5% and 12.1% of our revenues, respectively.
We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. Our macro-defect inspection and probe card and test analysis systems range in average selling price from approximately $250,000 to $1.7 million per system, our transparent film measurement systems range in average selling price from approximately $250,000 to $1.0 million per system and our opaque film measurement systems range in average selling price from approximately $1.0 million to $2.0 million million per system.
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

The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Years Ended December 31,
	2009	2010	2011
Asia	60.8%	65.7%	51.3%
Europe	11.6%	11.1%	20.4%
Total international revenue	72.4%	76.8%	71.7%
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

	Year Ended December 31,
	2009	2010	2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	63.3	46.8	46.4
Gross profit	36.7	53.2	53.6
Operating expenses:
Research and development	33.0	17.1	19.4
Selling, general and administrative	41.6	19.5	21.8
Amortization	1.7	0.9	0.9
Total operating expenses	76.3	37.5	42.1
Operating income (loss)	(39.6)	15.7	11.5
Interest income (expense)	0.3	0.1	(1.0)
Other income (expense)	(1.2)	(0.2)	0.5
Income before provision (benefit) income taxes	(40.5)	15.6	11.0
Provision (benefit) for income taxes	(2.8)	1.8	(2.6)
Net income (loss)	(37.7)%	13.8%	13.6%

Results of Operations 2009, 2010 and 2011
Revenues. Our revenues are derived from the sale of our systems, services, spare parts and software licensing. Our revenues were $78.7 million, $195.3 million and $187.2 million for the years ended 2009, 2010 and 2011, respectively. This represents an increase of 148.3% from 2009 to 2010 and a decrease of 4.1% from 2010 to 2011. The increase in revenue from 2009 to 2010 is primarily due to improving economic conditions leading to increased capital spending in the semiconductor industry. The decrease in revenue from 2010 to 2011 is primarily due to a decrease in revenue during the second half of 2011 as some customers delayed purchases due to changes in demands for their products and uncertainty in the global economy.

The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Year Ended December 31,
	2009		2010		2011
Systems and Software:
Inspection	$38,027	48%	$105,904	54%	$91,825	49%
Metrology	8,921	11%	39,428	20%	38,616	21%
Data Analysis and Review	6,691	9%	19,417	10%	23,356	13%
Parts	15,428	20%	19,266	10%	21,719	11%
Services	9,590	12%	11,290	6%	11,680	6%
Total revenue	$78,657	100%	$195,305	100%	$187,196	100%

Systems and software revenue increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to improving economic conditions leading to increased capital spending in the semiconductor industry. This contributed to an increase in the number of systems sold from 2009 to 2010. These changes in systems revenue reflect an increase in inspection systems revenue of $67.9 million and an increase in metrology systems revenue of $30.5 million. The year-over-year increase in data analysis and review software revenues of $12.7 million from 2009 to 2010 is primarily due to revenue from PCG, which was acquired in August 2009. The average selling price of similarly configured systems has been relatively consistent and therefore did not have a material impact on our revenue for the same period. As a result, the increase in revenue from the 2009 period as compared to the 2010 period was caused by increased volume rather than pricing changes. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 35% of total revenue for 2009 compared to 59% of total revenue for 2010. The year-over-year increase in parts and service revenues in absolute dollars from 2009 to 2010 is primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Total systems and software revenue decreased for the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to a slow down in system sales in the second half of 2011as our customers delayed purchases due to changes in demands for their products and uncertainty in the global economy. This contributed to decreases in the number of inspection and metrology systems sold year-over-year and reflects decreases in inspection systems revenue of $14.1 million and metrology systems revenue of $0.8 million. The year-over-year increase in data analysis and review software revenues of $3.9 million from 2010 to 2011 is primarily due to increased sales across all data analysis and review software product families. The average selling price of similarly configured systems has been consistent and therefore did not have a material impact on our revenue for the same period. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 59% of total revenue for 2010 compared to 55% of total revenue for 2011. The year-over-year increase in parts and service revenues in absolute dollars from 2010 to 2011 is primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $7.3 million are recorded in Other current liabilities at December 31, 2011 and primarily consist of $5.2 million for deferred maintenance agreements and $2.1 million for systems awaiting acceptance and outstanding deliverables.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $28.9 million, $103.9 million and $100.4 million for the years ended December 31, 2009, 2010 and 2011, respectively. The increase in gross profit as a percentage of revenue from 2009 to 2010 is primarily due to higher revenues, including an increase in software sales, higher average selling prices and lower reserves due to better inventory utilization. The increase in gross profit as a percentage of revenue from 2010 to 2011 is primarily due to product mix, which included an increase in software sales. We do not track gross margin by the sources of revenue.
Operating Expenses
The operating expenses consist of:

•
Research and Development. The macro-defect inspection, thin film transparent, opaque process control, and probe card test analysis market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expense was $26.0 million, $33.4 million and $36.3 million in 2009, 2010 and 2011, respectively. The year-over-year dollar increase from 2009 to 2010 was primarily due to higher costs related to compensation, projects and litigation, as well as, the inclusion of engineering costs associated with the YDI acquisition in the third quarter of 2010. The year-over-year dollar increase from 2010 to 2011 was primarily due to higher compensation costs, increased patent litigation costs, and the inclusion of a full year of research and development expense of the YDI acquisition completed in the third quarter of 2010. We continue to maintain our commitment to investing in new product development and enhancement to existing products in order to position ourselves for future growth.

•
Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $32.7 million, $38.2 million and $40.8 million in 2009, 2010 and 2011, respectively. The year-over-year increase from 2009 through 2011 in selling, general and administrative expense was primarily due to incremental higher compensation and corporate legal expenses.

•
Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $1.4 million, $1.7 million and $1.8 million in 2009, 2010 and 2011, respectively. The year-over-year change from 2009 to 2010 was due to amortization resulting from the YDI acquisition in the third quarter of 2010. The increase in amortization expense from 2010 to 2011 was due to a full year of amortization from assets derived from the YDI acquisition in the third quarter of 2010.

Interest income (expense). In 2009 and 2010, net interest income was $0.3 million and $0.2 million, respectively. In 2011, net interest expense was $1.9 million. The year-over-year decrease in net interest income for 2009 and 2010 was primarily due to lower average interest rates in 2010. The year-over-year increase in net interest expense for 2011 was primarily due to interest expense related to the convertible senior notes issued in the third quarter of 2011.
Other income (expense). In 2009 and 2010 , net other expense was $0.9 million and $0.3 million, respectively. In 2011, net other income was $0.8 million. The year-over-year dollar changes in net other income (expense) were primarily due to fluctuations in foreign currency exchange rates.
Income taxes. We recorded an income tax benefit of $2.2 million and $4.8 million, in 2009 and 2011, respectively. Income tax expense was $3.5 million in 2010.
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
Income tax benefit for the year ended December 31, 2011 was $4.8 million or (23.7)% of income before provision for income taxes. The income tax benefit differs from the federal statutory income tax rate of 35%, primarily as a result of reversal of valuation allowances, partially offset by projected tax payments in U.S. and foreign locations.
We evaluate the recoverability of deferred tax assets from future taxable income and establish valuation allowances if recovery is deemed not likely. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. At December 31, 2010 and 2011, we had valuation allowances of $37.2 million and $24.7 million on certain of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decrease in valuation allowance of $12.6 million is primary due to a partial release of the tax valuation allowance of $8.4 million. The Company evaluated the realizability of the deferred tax asset based on positive earnings from 2010 and 2011 as well as the projected earnings in future years and believes it is more likely than not that a partial amount of the deferred tax asset will be realized in the future years. The Company will continue to monitor the realizability of the deferred tax asset and evaluate the valuation allowance.
Litigation. As discussed in Item 3 (“Legal Proceedings”), the Company is subject to legal proceedings and claims, which includes, among other things, its on-going litigation with ITC. Management cannot determine whether its potential losses with ITC discussed in Item 3 are reasonably likely to occur.  In the event that the ultimate decision in the ITC Litigation results in a judgment of damages against the Company at the high end of the identified ranges, such result is likely to have a material impact on the Company’s results of operations and may also have a material impact on the Company’s liquidity and financial condition.

Liquidity and Capital Resources
At December 31, 2010, our cash, cash equivalents and marketable securities totaled $71.7 million, while working capital amounted to $159.7 million. At December 31, 2011, we had $167.6 million of cash, cash equivalents and marketable securities and $234.2 million in working capital.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Net cash and cash equivalents used by operating activities for the year ended December 31, 2009 totaled $12.1 million. Net cash and cash equivalents provided by operating activities for the years ended December 31, 2010 and 2011 totaled $16.3 million and $45.4 million, respectively. During the year ended December 31, 2009, cash used by operating activities was primarily due to net loss, adjusted to exclude the effect of non-cash charges, of $11.7 million, an increase in accounts receivable of 13.0 million, a decrease in other current liabilities of $1.3 million and a decrease in accrued liabilities of $1.2 million, partially offset by a decrease in inventories of $6.9 million, an increase in accounts payable of $3.2 million, an increase in non-current liabilities of $2.0 million, an increase in deferred revenue of $1.6 million and a decrease in income taxes receivable $1.0 million. During the year ended December 31, 2010, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $37.1 million, an increase in accrued liabilities of $2.7 million, a decrease in income tax receivable of $2.3 million, an increase in accounts payable of $2.2 million, an increase in deferred revenue of $0.9 million, and increase in other current liabilities of $0.8 million, partially offset by an increase of accounts receivable of $23.4 million and an increase of inventories of $5.6 million. During the year ended December 31, 2011, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $28.9 million, a decrease of accounts receivable of $18.0 million, an increase in other current liabilities of $5.7 million, an increase in non-current liabilities of $1.5 million, and an increase in accrued liabilities of $1.1 million, partially offset by an increase in prepaid and other assets of $4.4 million, a decrease in accounts payable of $3.4 million, an increase in deferred revenue of $1.3 million, and a decrease in income tax receivable of $0.5 million.

Investing activities provided $1.7 million of net cash and cash equivalents for the year ended December 31, 2009. Net cash and cash equivalents used in investing activities for the years ended December 31, 2010 and 2011 totaled $2.8 million and $71.2 million, respectively. During the year ended December 31, 2009, net cash provided by investing activities included proceeds from sales of marketable securities of $19.4 million, partially offset by purchases of marketable securities of $12.2 million, acquisition costs for a business combination of $5.0 million and purchase of property, plant and equipment of $0.6 million. During the year ended December 31, 2010, net cash used by investing activities included purchases of marketable securities of $7.8 million, capital expenditures of $4.4 million and acquisition costs for business combinations of $0.8 million, partially offset by proceeds from sales of marketable securities of $10.3 million. During the year ended December 31, 2011, net cash used by investing activities included purchases of marketable securities of $81.0 million and capital expenditures of $1.6 million, partially offset by proceeds from sales of marketable securities of $11.4 million. Capital expenditures over the next twelve months are expected to be approximately $6.0 million to $8.0 million.
Net cash provided by financing activities was $0.2 million, $0.5 million and $51.0 million in 2009, 2010 and 2011, respectively. In the 2009 period, net cash provided by financing activities was a result of proceeds received from sales of shares through share-based compensation plans. In the 2010 period, net cash provided by financing activities comprised proceeds received from sales of shares through share-based compensation plans of $0.3 million and tax benefit from share-based compensation plans of $0.2 million. In the 2011 period, net cash provided by financing activities comprised net proceeds from the issuance of 3.75% convertible senior notes of $57.7 million, proceeds from the sale of a warrant of $7.0 million, tax benefit from employee stock plans of $0.5 million and proceeds received for sales of shares through share-based compensation plans of $0.3 million, partially offset by the purchase of the convertible note hedge of $14.5 million.
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
On July 25, 2011, we issued $60.0 million aggregate principal amount of 3.75% convertible senior notes, which mature on July 15, 2016 and pay interest semiannually commencing on January 15, 2012. In connection with the issuance, we entered into convertible note hedge and warrant transactions. The convertible note hedge transaction is intended to reduce potential dilution in our common stock upon conversion of the notes. However, the warrant transaction will have a dilutive effect on our earnings per share to the extent that the price of our common stock exceeds the strike price of the warrant. Net proceeds realized from the sale of the convertible senior notes, the convertible note hedge and warrant transactions were $50.2 million. We intend to use the net proceeds for general corporate purposes, which may include financing potential acquisitions and strategic transactions, growth initiatives and working capital. For additional information, see Note 8 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $8.5 million at December 31, 2011. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and interest obligations	$71,188	$2,188	$6,750	$62,250	$—
Operating lease obligations	15,792	2,877	5,100	4,222	3,593
Open and committed purchase orders	19,917	19,917	—	—	—
Total	$106,897	$24,982	$11,850	$66,472	$3,593

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
Revenue Recognition. In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance.

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

	»	VSOE - the price at which we sell the element in a separate stand-alone transaction.
	»	TPE - evidence from us or other companies of the value of a largely interchangeable element in a transaction.
	»	ESP - our best estimate of the selling price of an element in a transaction.
We adopted this accounting guidance on January 1, 2011. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on our consolidated financial position, results of operations or cash flows. The adoption of the new standards did not change the units of accounting for our revenue transactions.
Revenue is recognized provided that there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue recognition generally results at the following points: (1) for all transactions where legal title passes to the customer upon shipment, revenue is recognized upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions which have occurred prior to January 1, 2011, revenue for arrangements with multiple elements, such as sales of products that include software and services, was allocated to each element using the residual method based on the fair value of the undelivered items as determined using the prior guidance for revenue arrangements with multiple deliverables. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements; (4) for transactions occurring on or after January 1, 2011 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing VSOE or estimated sales prices until delivery of the deferred elements. TPE is not typically used to determine selling prices as to limited availability of reliable competitor products’ selling prices. The ESP is established considering multiple factors including, but not limited to, gross margin objectives, internal costs and competitor pricing strategies.
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

Excess and Obsolete Inventory. We write down our excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life-cycles, product demand and market conditions are less favorable than those originally projected by management, additional inventory write-downs may be required.
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
Long-Lived Assets and Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements. No such indicators were noted in 2011.
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
Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2010 and 2011, we had valuation allowances of $37.2 million and $24.7 million on certain of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decrease in valuation allowance of $12.6 million is primary due to a partial release of the tax valuation allowance of $8.4 million. The Company evaluated the realizability of the deferred tax asset based on positive earnings from 2010 and 2011 as well as the projected earnings in future years and believes it is more likely than not that a partial amount of the deferred tax asset will be realized in the future years. The Company will continue to monitor the realizability of the deferred tax asset and evaluate the valuation allowance.
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

Impact of Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The ASU is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We do not believe that this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows.
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The ASU will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We do not believe that this guidance will have a material impact on our consolidated financial position, result of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU is to simplify how entities, both public and non public, test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two -step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We do not believe that this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. This ASU should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We do not believe that this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows, as it is disclosure-only in nature.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This ASU is effective during interim and annual periods beginning after December 15, 2011. We do not believe that this guidance will have a material impact on our consolidated financial position, results of operations, or cash flows, as it is disclosure-only in nature.
In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendment did not have a material impact on our consolidated financial position, results of operations or cash flows.
In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718),” which provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  We adopted this ASU in the first quarter of 2011 and the adoption of this ASU did not have a material impact on our consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.”  This ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements.  In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements, which were effective for reporting periods beginning after December 15, 2010.  We adopted the new guidance in the first quarter of 2010, except for the disclosures related to purchases, sales, issuance and settlements, which became effective on January 1, 2011. The adoption of this guidance, which affects new disclosures only, did not have a material impact on our consolidated financial position, results of operations or cash flows, as it is disclosure-only in nature.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities and our convertible senior notes. Our available-for-sale securities consist of fixed and variable rate income investments (Municipal notes, bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 31, 2011, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities. The interest rate on our convertible senior notes is fixed. Therefore, any change in interest rates will not have an impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China. Our international subsidiaries and branches operate primarily using local functional currencies. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at December 31, 2011 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $1.2 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of December 31, 2010 and 2011, we had twenty and twenty-six forward contracts outstanding, respectively. The total notional contract value of these outstanding forward contracts at December 31, 2010 and 2011 was $2.2 million and $2.7 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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
We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2011. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our consolidated financial statements as of and for the year ended December 31, 2011 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2011, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 23, 2012, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item with respect to directors and executive officers, see “Proposal One: Election of Directors”, “Executive Officers” and “Corporate Governance Principles and Practices” in the Proxy Statement, which is incorporated herein by reference. Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. This code of ethics is posted on our internet website address at http://www.rudolphtech.com.

Item 11.	Executive Compensation.
The information required by this Item, see “Executive Compensation” and “Compensation of Directors” in the Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item, see “Security Ownership” and “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item, see “Related Persons Transactions Policy” and “Board Independence” in the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item, see “Proposal 3: Ratification of Appointment of Independent Registered Public Accountants” in the Proxy Statement, which is incorporated herein by reference.

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

3.1
Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(c)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on October 5, 1999).

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

4.3
Indenture, dated as of July 25, 2011, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee, and Rudolph Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.1+
License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on September 9, 1999).

__________________
+ Confidential treatment has been granted with respect to portions of this exhibit.

Exhibit No.	Description

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on October 5, 1999).
10.3*	Amended 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 14, 2001).
10.4*	Form of 1999 Stock Plan (incorporated by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, (SEC File No. 333-86821), filed on September 9, 1999).
10.5*	Form of 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit (10.6) to the Registrant’s Registration Statement on Form S-1, (SEC File No. 333-86821), filed on September 9, 1999).
10.6*
Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009), as amended May 19, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q, filed on August 4, 2010), and as amended September 27, 2011 (incorporated by reference to Exhibit 10.6 to Registrant’s quarterly report on Form 10-Q, filed on November 2, 2011).

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

10.16
Purchase Agreement, dated July 19, 2011, among Rudolph Technologies, Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.17
Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

__________________
* Management contract, compensatory plan or arrangement.

Exhibit No.	Description

10.18
Amendment dated July 22, 2011 to Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.19
Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.20
Amendment dated July 22, 2011 to Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

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

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
** Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Rudolph Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rudolph Technologies, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rudolph Technologies, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rudolph Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, New Jersey
February 24, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Rudolph Technologies, Inc. and Subsidiaries

We have audited Rudolph Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Rudolph Technologies, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rudolph Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rudolph Technologies, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 of Rudolph Technologies, Inc. and Subsidiaries and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, New Jersey
February 24, 2012

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2010	2011
ASSETS
Current Assets:
Cash and cash equivalents	$71,120	$96,671
Marketable securities	629	70,888
Accounts receivable, less allowance of $306 in 2010 and $262 in 2011	58,814	41,036
Inventories	52,311	49,501
Income taxes receivable	1,141	1,747
Prepaid expenses and other current assets	2,514	3,258
Total current assets	186,529	263,101
Property, plant and equipment, net	13,677	12,530
Goodwill	4,492	4,492
Identifiable intangible assets, net	9,571	7,814
Capitalized software	895	562
Deferred income taxes	3,217	12,240
Other assets	672	5,172
Total assets	$219,053	$305,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,864	$4,439
Accrued liabilities:
Payroll and related expenses	4,651	5,696
Royalties	517	660
Warranty	1,654	1,406
Deferred revenue	8,662	7,332
Other current liabilities	3,436	9,324
Total current liabilities	26,784	28,857
Convertible senior notes	—	46,524
Other non-current liabilities	7,235	8,752
Total liabilities	34,019	84,133
Commitments and contingencies (Note 9)	—
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2011	—	—
Common stock, $0.001 par value, 50,000 shares authorized, 31,417 and 31,883 issued and outstanding at December 31, 2010 and 2011, respectively	31	32
Additional paid-in capital	393,456	405,505
Accumulated other comprehensive loss	(930)	(1,462)
Accumulated deficit	(207,523)	(182,297)
Total stockholders’ equity	185,034	221,778
Total liabilities and stockholders’ equity	$219,053	$305,911
The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2010	2011
Revenues	$78,657	$195,305	$187,196
Cost of revenues	49,805	91,405	86,843
Gross profit	28,852	103,900	100,353
Operating expenses:
Research and development	25,991	33,387	36,298
Selling, general and administrative	32,703	38,173	40,826
Amortization	1,358	1,715	1,757
Total operating expenses	60,052	73,275	78,881
Operating income (loss)	(31,200)	30,625	21,472
Interest income (expense)	271	167	(1,925)
Other income (expense)	(938)	(255)	847
Income (loss) before provision (benefit) for income taxes	(31,867)	30,537	20,394
Provision (benefit) for income taxes	(2,239)	3,522	(4,832)
Net income (loss)	$(29,628)	$27,015	$25,226
Earnings (loss) per share:
Basic	$(0.96)	$0.86	$0.79
Diluted	$(0.96)	$0.86	$0.78
Weighted average number of shares outstanding:
Basic	30,888	31,286	31,744
Diluted	30,888	31,492	32,256

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2009, 2010 and 2011
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 31, 2008	30,703	$31	$383,510	$(2,543)	$(204,910)	$176,088
Issuance of shares through share-based compensation plans	294	—	217	—	—	217
Net loss	—	—	—	—	(29,628)	(29,628)	$(29,628)
Share-based compensation	—	—	3,759	—	—	3,759
Currency translation	—	—	—	786	—	786	786
Unrealized loss on investments	—	—	—	(91)	—	(91)	(91)
Comprehensive loss							$(28,933)
Balance at December 31, 2009	30,997	31	387,486	(1,848)	(234,538)	151,131
Issuance of shares through share-based compensation plans	420	—	289	—	—	289
Net income	—	—	—	—	27,015	27,015	$27,015
Share-based compensation	—	—	5,439	—	—	5,439
Tax benefit for share-based compensation plans	—	—	242	—	—	242
Currency translation	—	—	—	914	—	914	914
Unrealized gain on investments	—	—	—	4	—	4	4
Comprehensive income							$27,933
Balance at December 31, 2010	31,417	31	393,456	(930)	(207,523)	185,034
Issuance of shares through share-based compensation plans	466	1	256	—	—	257
Net income	—	—	—	—	25,226	25,226	$25,226
Share-based compensation	—	—	4,802	—	—	4,802
Tax benefit for share-based compensation plans	—	—	528	—	—	528
Issuance of convertible notes	—	—	13,963	—	—	13,963
Sale of warrant	—	—	7,007	—	—	7,007
Purchase of convertible note hedge	—	—	(14,507)	—	—	(14,507)
Currency translation	—	—	—	(683)	—	(683)	(683)
Unrealized gain on investments	—	—	—	151	—	151	151
Comprehensive income							$24,694
Balance at December 31, 2011	31,883	$32	$405,505	$(1,462)	$(182,297)	$221,778

The accompanying notes are an integral part of these consolidated financial statements

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income (loss)	$(29,628)	$27,015	25,226
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Amortization of intangibles and other	1,895	2,069	2,113
Amortization of convertible note discount and issuance costs	—	—	1,129
Depreciation	6,751	3,706	4,210
Foreign currency exchange (gain) loss	937	255	(846)
Net (gain) loss on sale of marketable securities	1	—	(1)
Share-based compensation	3,759	5,439	4,802
Provision for (recovery of) doubtful accounts and inventory valuation	4,775	(1,188)	1,278
Deferred income taxes	(217)	(152)	(9,018)
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	(12,956)	(23,428)	17,958
Income taxes receivable	969	2,300	(529)
Inventories	6,922	(5,577)	(35)
Prepaid expenses and other assets	352	(113)	(4,389)
Accounts payable	3,232	2,183	(3,427)
Accrued liabilities	(1,227)	2,671	1,083
Deferred revenue	1,619	948	(1,330)
Other current liabilities	(1,252)	802	5,720
Non-current liabilities	2,009	(608)	1,500
Net cash and cash equivalents provided by (used in) operating activities	(12,059)	16,322	45,444
Cash flows from investing activities:
Purchases of marketable securities	(12,161)	(7,823)	(81,004)
Proceeds from sales of marketable securities	19,446	10,261	11,418
Purchases of property, plant and equipment	(587)	(4,363)	(1,622)
Purchase of business, net of cash acquired	(5,011)	(849)	—
Net cash and cash equivalents provided by (used in) investing activities	1,687	(2,774)	(71,208)
Cash flows from financing activities:
Net proceeds from issuance of convertible senior notes	—	—	57,749
Proceeds from sale of warrant	—	—	7,007
Purchase of convertible note hedge	—	—	(14,507)
Issuance of shares through share-based compensation plans	217	289	257
Tax benefit for sale of shares through share-based compensation plans	—	242	528
Net cash and cash equivalents provided by financing activities	217	531	51,034
Effect of exchange rate changes on cash and cash equivalents	259	(798)	281
Net increase (decrease) in cash and cash equivalents	(9,896)	13,281	25,551
Cash and cash equivalents at beginning of year	67,735	57,839	71,120
Cash and cash equivalents at end of year	$57,839	$71,120	$96,671
Supplemental disclosure of cash flow information:
Income taxes paid (received)	$(3,062)	$916	$2,454

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.	Organization and Nature of Operations:
Rudolph Technologies, Inc. (the “Company”) designs, develops, manufactures and supports high-performance process control equipment used in semiconductor device manufacturing. The Company has branch sales and service offices in South Korea, Taiwan and Singapore and wholly-owned sales and service subsidiaries in Europe, Japan, China and Minnesota. The Company operates in a single segment and is a provider of process characterization equipment and software for wafer fabs and advanced packaging facilities.

2.	Summary of Significant Accounting Policies:
A. Consolidation:
The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
B. Revenue Recognition:
In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-deliverable revenue arrangements to:

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

	»	VSOE - the price at which the Company sells the element in a separate stand-alone transaction.
	»	TPE - evidence from the Company or other companies of the value of a largely interchangeable element in a transaction.
	»	ESP - the Company’s best estimate of the selling price of an element in a transaction.
The Company adopted this accounting guidance on January 1, 2011. The implementation resulted in additional qualitative disclosures that are included below but did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The adoption of the new standards did not change the units of accounting for the Company’s revenue transactions.
Revenue is recognized provided that there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue recognition generally results at the following points: (1) for all transactions where legal title passes to the customer upon shipment, revenue is recognized upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions which have occurred prior to January 1, 2011, revenue for arrangements with multiple elements, such as sales of products that include software and services, was allocated to each element using the residual method based on the fair value of the undelivered items as determined using the prior guidance for revenue arrangements

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

with multiple deliverables. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements; (4) for transactions occurring on or after January 1, 2011 containing multiple elements, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing VSOE or estimated sales prices until delivery of the deferred elements. TPE is not typically used to determine selling prices as to limited availability of reliable competitor products’ selling prices. The ESP is established considering multiple factors including, but not limited to, gross margin objectives, internal costs and competitor pricing strategies.
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
J. Goodwill and Other Intangible Assets:
Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company estimates the fair value of its aggregated reporting unit using the market value of its common stock at October 31 multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. The Company obtains information on completed sales of similar companies in the related industry to estimate the implied control premium for the Company. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, the Company may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2011. No impairments were noted.
For additional information on the Company’s other intangible assets, see Note 6 of Notes to the Consolidated Financial Statements.

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
Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $696 and $1,379 as of December 31, 2010 and 2011, respectively.

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
P. Research and Development and Software Development Costs:
Expenditures for research and development are expensed as incurred. Certain software product development costs incurred after technological feasibility has been established are capitalized and amortized, commencing upon the general release of the software product to the Company’s customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis, typically over seven years. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. At December 31, 2010 and 2011, capitalized software development costs were $895 and $562, respectively. During the years ended December 31, 2009, 2010 and 2011, software development cost amortization totaled $537, $354 and $356, respectively.
Q. Fair Value of Financial Instruments:
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amount and fair value of our convertible senior notes was $46,524 as of December 31, 2011. The Company’s convertible senior notes are not publicly traded. The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company’s interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.
R. Derivative Instruments and Hedging Activities:
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2010 and 2011, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2010 and 2011 were as follows:

	December 31,
	2010	2011
Notional amount	$2,247	$2,672
Fair value of asset (liability)	$(163)	$99
The Company recognized a loss of $116, $93, and $256 with respect to forward contracts which matured during 2009, 2010 and 2011, respectively. The aggregate notional amount of these contracts was $2,469, $1,200 and $2,950, for 2009, 2010 and 2011, respectively.
S. Reclassifications:
Certain prior year amounts have been reclassified to conform to the 2011 financial statement presentation.
T. Recent Accounting Pronouncements:
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The ASU is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The ASU is to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not believe that this guidance will have a material impact on its consolidated financial position, result of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU is to simplify how entities, both public and non public, test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two -step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. This ASU should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows, as it is disclosure-only in nature.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows, as it is disclosure-only in nature.
In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The amendment did not have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718),” which provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  The Company adopted this ASU in the first quarter of 2011 and the adoption of this ASU did not have a material impact on its consolidated financial position, results of operations or cash flows.
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.”  This ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements.  In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements, which are effective for reporting periods beginning after December 15, 2010.  The Company adopted the new guidance in the first quarter of 2010, except for the disclosures related to purchases, sales, issuance and settlements, which became effective on January 1, 2011. The adoption of this guidance, which affects new disclosures only, did not have a material impact on its consolidated financial position, results of operations or cash flows, as it is disclosure-only in nature.

3.	Business Combinations:
Adventa
On August 3, 2009, the Company announced that it had acquired Adventa Control Technologies, Inc. (“Adventa”), headquartered in Plano, Texas. The acquired business is currently known as the Rudolph Technologies Process Control Group. The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.
Yield Dynamics
On August 11, 2010, the Company announced that it had acquired selected assets of the Yield Dynamics software business (“YDI”) from MKS Instruments, headquartered in Andover, Massachusetts. The acquired business has been integrated into our Data Analysis and Review group of product offerings. The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

4.	Fair Value Measurements:
The Company applies a three-level valuation hierarchy for fair value measurements. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based on management’s assumptions used to measure assets and liabilities at fair value. A financial asset’s or liability’s fair value measurement classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following tables provide the assets carried at fair value measured on a recurring basis at December 31, 2010 and December 31, 2011:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Available-for-sale debt securities:
U.S. Treasury notes	$362	$362	$—	$—
Auction rate securities	267	—	—	267
Total available-for-sale debt securities	629	362	—	267

Derivatives:
Foreign currency forward contracts	(163)	(163)	—	—
Total derivatives	(163)	(163)	—	—
Total	$466	$199	$—	$267

December 31, 2011
Available-for-sale debt securities:
Municipal notes and bonds	$70,525	$70,525	$—	$—
Auction rate securities	363	—	—	363
Total available-for-sale debt securities	70,888	70,525	—	363

Derivatives:
Foreign currency forward contracts	99	99	—	—
Total derivatives	99	99	—	—
Total	$70,987	$70,624	$—	$363
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Level 3 investments consist of an auction rate security for which the Company uses a discounted cash flow model to value this investment. This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010	$267
Unrealized gains in accumulated other comprehensive loss	96
Purchases, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at December 31, 2011	$363
See Note 5 for additional discussion regarding the fair value of the Company’s marketable securities.

Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments. The Company’s convertible senior notes are not publicly traded. The carrying amount and fair value of our convertible senior notes was $46,524 as of December 31, 2011. The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company’s interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.

5.	Marketable Securities:
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses on available-for-sale securities are included in “Other income (expense).” Net realized losses of $1, $0 and $1 were included in the Consolidated Statement of Operations for 2009, 2010 and 2011, respectively. The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more-likely-than-not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities. The cost of securities sold is based on the specific identification method.
As of December 31, 2011, the Company held one auction-rate security with a fair value of $363. The underlying asset of the Company’s auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of December 31, 2011, the Company has recorded a cumulative temporary unrealized impairment loss of $137 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of these securities.
The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2010 and 2011 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

At December 31, 2010 and 2011, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2010
U.S. Treasury notes	$359	$3	$—	$362
Auction rate securities	500	—	(233)	267
Total marketable securities	$859	$3	$(233)	$629
December 31, 2011
Municipal notes and bonds	$70,475	$60	$(10)	$70,525
Auction rate securities	500	—	(137)	363
Total marketable securities	$70,975	$60	$(147)	$70,888
The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2010 and 2011:

	December 31, 2010		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$359	$362	$59,469	$59,509
Due after one through five years	—	—	10,587	10,599
Due after five through ten years	—	—	314	312
Due after ten years	500	267	605	468
Total marketable securities	$859	$629	$70,975	$70,888
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2010 and 2011.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2010
Tax-free auction rate securities	—	—	267	(233)
Total marketable securities	$—	$—	$267	$(233)
December 31, 2011
Municipal notes and bonds	7,291	(10)	—	—
Tax-free auction rate securities	—	—	363	(137)
Total marketable securities	$7,291	$(10)	$363	$(137)
See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

6.	Identifiable Intangible Assets:
Identifiable intangible assets as of December 31, 2010 and 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2010
Developed technology	$53,826	$46,484	$7,342
Customer and distributor relationships	7,446	6,789	657
Trade names	4,361	2,789	1,572
Total identifiable intangible assets	$65,633	$56,062	$9,571

December 31, 2011
Developed technology	$53,826	$47,879	$5,947
Customer and distributor relationships	7,446	6,905	541
Trade names	4,361	3,035	1,326
Total identifiable intangible assets	$65,633	$57,819	$7,814
Intangible asset amortization expense amounted to $1,358, $1,715 and $1,757 for the years ended December 31, 2009, 2010 and 2011, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense will be $1,664 for 2012, $1,664 for 2013, $1,405 for 2014, $1,033 for 2015, and $925 for 2016.

7.	Balance Sheet Details:
Inventories
Inventories are comprised of the following:

	December 31,
	2010	2011
Materials	$25,579	$27,153
Work-in-process	13,480	11,172
Finished goods	13,252	11,176
Total inventories	$52,311	$49,501
The Company has established reserves of $7,536 and $7,927 at December 31, 2010 and 2011, respectively, for slow moving and obsolete inventory. During 2010, the Company recorded a net recovery in cost of revenues of $1,046 due to the sale of previously written down inventory. In 2010, the Company disposed of $892 of inventory. During 2011, the Company recorded a net charge in cost of revenues of $1,324 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2011, the Company disposed of $933 of inventory.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	December 31,
	2010	2011
Land and building	$4,997	$4,997
Machinery and equipment	15,547	17,514
Furniture and fixtures	2,944	3,384
Computer equipment	6,375	6,350
Leasehold improvements	6,314	6,329
	36,177	38,574
Accumulated depreciation	(22,500)	(26,044)
Total property, plant and equipment, net	$13,677	$12,530
Depreciation expense amounted to $6,751, $3,706 and $4,210 for the years ended December 31, 2009, 2010, and 2011, respectively.
Other current liabilities
Other current liabilities is comprised of the following:

	December 31,
	2010	2011
Litigation accrual	$—	$4,293
Other	3,436	5,031
Total other current liabilities	$3,436	$9,324
Other non-current liabilities
Other non-current liabilities is comprised of the following:

	December 31,
	2010	2011
Unrecognized tax benefits (including interest)	$4,831	$6,574
Other	2,404	2,178
Total non-current liabilities	$7,235	$8,752

8.    Debt Obligations:
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table reflects the net carrying value of the Notes as of December 31, 2011:

December 31, 2011
Convertible senior notes	$60,000
Less: Unamortized interest discount	(13,476)
Net carrying value of convertible senior notes	$46,524
The Notes may be converted at any time prior to the close of business on the business day immediately preceding April 15, 2016, at the option of the holder, upon satisfaction of one or more of the following conditions: 1) during any calendar quarter commencing after September 30, 2011, if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price on each applicable trading day; 2) during the five business day period after any five consecutive trading-day period (the “measurement period”) in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of such measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on such trading day; or 3) upon the occurrence of specified corporate events. On and after April 15, 2016 until the close of business on the second scheduled trading day immediately preceding the maturity date of July 15, 2016, holders may convert their notes, in multiples of $1,000 principal amount, regardless of whether any of the foregoing conditions have been met.
Upon conversion, the Company will deliver to holders in respect of each $1,000 principal amount of Notes being converted a “settlement amount” equal to the sum of the daily settlement amounts for each of the 40 consecutive trading days during the applicable cash settlement averaging period. The conversion value of each Note will be paid in: 1) cash equal to the principal amount of the Notes to be converted, and 2) to the extent the conversion value exceeds the aggregate principal amount of the Notes being converted, the Company’s common stock in respect of the remainder (plus cash in lieu of any fractional shares of common stock). The conversion rate will be subject to adjustment in certain circumstances but will not be adjusted for any accrued and unpaid interest. Upon a “fundamental change” at any time, as defined in the Indenture, the Company will, under certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with a “make whole fundamental change,” as defined in the Indenture. In addition, the holders may, subject to certain conditions, require the Company to repurchase for cash all or a portion of their Notes upon a “fundamental change” at a price equal to 100% of the principal amount of the Notes being repurchased plus accrued and unpaid interest, if any.
The Company separately accounts for the liability and equity components of the Notes. The initial debt component of the Notes were valued at $45,493 based on the present value of the future cash flows using a discount rate of 10%, the Company’s assumed borrowing rate at the date of issuance for similar debt instruments without the conversion feature. The equity component was valued at $14,507. Total issuance costs were $2,251, of which $544 was allocated to additional paid-in capital and $1,707 was allocated to debt issuance costs and will be amortized to interest expense over the term of the Notes.
The following table presents the amount of interest cost recognized relating to the Notes during the twelve months ended December 31, 2011.

December 31, 2011
Contractual interest coupon	$999
Amortization of interest discount	1,031
Amortization of debt issuance costs	98
Total interest cost recognized	$2,128
The remaining bond discount of the Notes of $13,476, as of December 31, 2011 will be amortized over the remaining life of the Notes.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Concurrently with the issuance of the Notes, the Company purchased a convertible note hedge and sold a warrant. Each of the convertible note hedge and warrant transactions were entered into with an affiliate of the initial purchaser of the Notes (the “Option Counterparty”). The convertible note hedge is intended to reduce the potential future dilution to the Company’s common stock associated with the conversion of the Notes. However, the warrant transaction will have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrant. The strike price of the warrant will initially be $17.00 per share. Each of these components is discussed separately below:
Convertible Note Hedge. The Option Counterparty agreed to sell to the Company up to approximately 4,634 shares of the Company’s common stock, which is the maximum number of shares issuable upon conversion of the Notes, at a price of $12.95 per share. The convertible note hedge transaction will be settled in shares of the Company’s common stock (and cash in lieu of fractional shares) and will expire on the earlier of the “second scheduled trading day” (as defined in the Indenture) prior to the maturity date of the Notes or the last day any of the Notes remain outstanding. Subject to certain terms and conditions, settlement of the convertible note hedge would result in the Company receiving shares of the Company’s common stock equivalent to the number of shares that the Company is obligated to deliver to holders of the Notes upon conversion of the Notes.
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
Warrant. The Company received $7,007 from the Option Counterparty from the sale of the warrant to purchase up to approximately 4,634 shares of the Company’s common stock at an exercise price of $17.00 per share. As of December 31, 2011, the warrant had an expected life of 5.0 years and expires between October 13, 2016 and January 9, 2017. As of December 31, 2011, the warrant had not been exercised and remained outstanding. Additionally, if the market price per share of Company common stock, as measured under the terms of the warrant transaction, exceeds the strike price of the warrant during the valuation period at the maturity of the warrant, the Company will owe the Option Counterparty a number of shares of Company common stock in an amount based on the excess of such market price per share of Company common stock over the strike price of the warrant.
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
Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2009	2010	2011
Balance, beginning of the year	$1,813	$700	$1,654
Accruals	894	2,363	1,987
Usage	(2,007)	(1,409)	(2,235)
Balance, end of the year	$700	$1,654	$1,406
Legal Matters
From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™ and PrecisionWoRx® products infringed an ITC patent. Prior to trial, the judge found that our products made prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in the United States District Court, District of Arizona in which the jury found that while the Company’s products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for the years 2000-2011. The jury also found that for sales made after August of 2007, the infringement was willful. The verdict and damages assessment are subject to post-trial motions and filings and further court review and rulings, which could potentially result in an increase or decrease in the damages award. Depending upon the outcome of these matters, the Company will consider further legal pursuit. As this litigation is still ongoing, the Company believes that it has meritorious defenses and shall continue to vigorously defend the action.  With that, it is reasonably possible that the Company could realize a loss in this matter related to products made after August of 2007 such that in the event that the Company is ultimately found liable, damage estimates related to this case, which have not been accrued for as of December 31, 2011, range from approximately $25 to $23,374, depending on multiple factors presented by the parties.  With regard to products made before August of 2007, it is probable that the Company could realize a loss in

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

this matter for which the Company has estimated its potential liability to be, approximately $4,293, which the Company accrued as of December 31, 2011. While the Company continues to believe that its current PrecisionPoint and ProbeWoRx systems do not infringe ITC’s patent, the Company has removed from all of its future tools the predictive scrub feature that was found to be at issue in the litigation.
In the Company’s patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning the Company’s proprietary continuous scan wafer inspection technology, the U.S. Federal Court of Appeals issued a ruling on August 22, 2011.  In its opinion, the Appellate Court affirmed multiple rulings from trial at the District Court level including (i) finding the Company’s U.S. Patent No. 6,826,298 valid, (ii) the part of the infringement ruling based on the finding that Camtek’s Falcon product strobes “based on velocity,” and (iii) the dismissal of Camtek’s claim against the Company for inequitable conduct against the U.S. Patent and Trademark Office.  The court did, however, revise one claim construction ruling made by the District Court in the original case.  As a result, the Appellate Court set aside the verdict delivered by the jury for damages and the District Court’s decision to enter an injunction against Camtek’s selling Falcon tools in the U.S. and remanded the case back to the trial court for a limited trial on this the single infringement issue.  No trial date has been set for this limited trial.  This lawsuit was initially brought in 2005 by August Technology prior to its merger with the Company.
Lease Agreements
The Company rents space for its manufacturing and service operations and sales offices, which expire through 2019. Total rent expense for these facilities amounted to $2,720, $2,916 and $3,139 for the years ended December 31, 2009, 2010 and 2011, respectively.
The Company also leases certain equipment pursuant to operating leases, which expire through 2014. Rent expense related to these leases amounted to $122, $118 and $111 for the years ended December 31, 2009, 2010 and 2011, respectively.
Total future minimum lease payments under noncancelable operating leases as of December 31, 2011 amounted to $2,877 for 2012, $2,543 for 2013, $2,557 for 2014, $2,574 for 2015, $1,648 for 2016 and $3,593 for all periods thereafter.
Royalty Agreements
Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $279, $871 and $1,086 for the years ended December 31, 2009, 2010 and 2011, respectively.
Open and Committed Purchase Orders
The Company has open and committed purchase orders of $19,917 as of December 31, 2011.

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
The Company established the 2009 Stock Plan (the “2009 Plan”) effective November 1, 2009. The 2009 Plan provides for the grant of 3,300 stock options and stock purchase rights to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Shares of common stock available for future grants of 753 from a previous stock plan were carried forward into the allocated balance of the 2009 Plan. Options granted under the 2009 Plan typically grade vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 2009 Plan typically vest over a five-year period for employees and one year for directors. Restricted stock units granted to employees have time based vesting or performance and time based vesting. As of December 31, 2010 and 2011, there were 3,561 and 3,057, respectively shares of common stock reserved for future grants under the 2009 Plan.
The following table reflects share-based compensation expense by type of award:

	Year Ended December 31,
	2009	2010	2011
Share-based compensation expense:
Stock options	$453	$618	$404
Restricted stock units	3,306	4,821	4,398
Total share-based compensation	3,759	5,439	4,802
Tax effect on share-based compensation	1,541	2,230	1,902
Net effect on net income	$2,218	$3,209	$2,900
Tax effect on:
Cash flows from financing activities	$—	$242	$528
Effect on earnings per share—basic	$(0.07)	$(0.10)	$(0.09)
Effect on earnings per share—diluted	$(0.07)	$(0.10)	$(0.09)

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Valuation Assumptions for Stock Options
For the years ended December 31, 2009 and 2010 there were 397 and 10 stock options granted, respectively. For the year ended December 31, 2011, there were no stock options granted. The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2009	2010
Expected life (years)	4.9	5.0
Expected volatility	82.0%	85.5%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.0%	2.1%
Weighted average fair value per option	$4.50	$5.07

Stock Option Activity
A summary of the Company’s stock option activity with respect to the years ended December 31, 2009, 2010 and 2011 follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,307	$21.16
Granted	397	6.88
Exercised	(14)	3.07
Expired	(485)	16.68
Forfeited	(17)	11.96
Outstanding at December 31, 2009	2,188	19.75
Granted	10	7.47
Exercised	(22)	5.20
Expired	(225)	25.86
Forfeited	(1)	14.46
Outstanding at December 31, 2010	1,950	19.14
Granted	—	—
Exercised	(7)	10.27
Expired	(515)	32.35
Forfeited	—	—
Outstanding at December 31, 2011	1,428	$14.42	3.5	$943
Vested or expected to vest at December 31, 2011	1,422	$14.45	3.5	$929
Exercisable at December 31, 2011	1,205	$15.83	2.8	$399

The total intrinsic value of the stock options exercised during 2009, 2010 and 2011 was $41, $68 and $14, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The options outstanding and exercisable at December 31, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.80 - $6.80	359	7.6	$6.80	144	$6.80
$7.47 - $14.81	409	2.8	$12.77	401	$12.87
$15.04 - $16.71	359	1.6	$16.25	359	$16.25
$16.77 - $29.85	301	2.1	$23.60	301	$23.60
$6.80 - $29.85	1,428	3.5	$14.42	1,205	$15.83

As of December 31, 2011, there was $627 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average remaining period of 1.6 years.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2009, 2010 and 2011 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	729	$12.70
Granted	919	$4.86
Vested	(237)	$11.48
Forfeited	(39)	$10.40
Nonvested at December 31, 2009	1,372	$7.72
Granted	487	$7.58
Vested	(377)	$9.23
Forfeited	(27)	$7.97
Nonvested at December 31, 2010	1,455	$7.28
Granted	535	$10.25
Vested	(436)	$8.46
Forfeited	(89)	$7.26
Nonvested at December 31, 2011	1,465	$8.01

As of December 31, 2011, there was $6,049 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 2.2 years.
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by FASB Accounting Standards Codification (ASC) 718, Stock Compensation. No stock-based compensation expense for the ESPP was recorded for the years ended December 31, 2009, 2010 and 2011. As of December 31, 2010 and 2011, there were 280 and 558 shares available for issuance under the ESPP, respectively.
401(k) Savings Plan
The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. The Company temporarily suspended its matching contributions to the plan for the six months ended December 31, 2009. The Company reinstated the matching contributions to the plan effective January 1, 2010. Company matching contributions to the plan totaled $340, $817 and $838 for the years ended December 31, 2009, 2010 and 2011, respectively.
Profit Sharing Program
The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2009, 2010 and 2011.

12.	Other Income (Expense):
Other income (expense) is comprised of the following:

	Year Ended December 31,
	2009	2010	2011
Foreign currency exchange gains (losses), net	$(937)	$(255)	$846
Realized gains (losses) on sales of marketable securities, net	(1)	—	1
Total other income (expense)	$(938)	$(255)	$847

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

13.	Income Taxes:
The components of income tax expense are as follows:

	Year Ended December 31,
	2009	2010	2011
Current:
Federal	$(2,640)	$743	$1,737
State	(46)	124	318
Foreign	230	2,807	2,131
	(2,456)	3,674	4,186
Deferred:
Federal	157	—	(8,038)
State	37	(167)	(818)
Foreign	23	15	(162)
	217	(152)	(9,018)
Total income tax expense (benefit)	$(2,239)	$3,522	$(4,832)
Income (loss) before income tax of $(32,123) and $256 was generated by domestic and foreign operations, respectively, in 2009. Income before income tax of $16,284 and $14,253 was generated by domestic and foreign operations, respectively, in 2010. Income (loss) before income tax of $23,963 and $(3,569) was generated by domestic and foreign operations, respectively, in 2011.
The income tax benefit of $(9,018) in 2011 primarily resulted from benefits related to the release of valuation allowance recorded against U.S. deferred tax assets, partially offset by taxes accrued in both the U.S. and foreign tax jurisdictions.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2010	2011
Research and development credit carryforward	$7,367	$7,574
Reserves and accruals not currently deductible	1,729	4,059
Deferred revenue	2,395	2,035
Domestic net operating loss carryforwards	985	690
Depreciation	471	—
Capital losses	73	71
Foreign net operating loss and credit carryforwards	4,933	1,586
Intangibles	15,753	13,944
Tax deductible transaction costs	534	472
Share-based compensation	1,706	2,000
Inventory obsolescence reserve	4,049	4,077
Other	491	862
Gross deferred tax assets	40,486	37,370
Valuation allowance for deferred tax assets	(37,239)	(24,674)
Deferred tax assets after valuation allowance	3,247	12,696
Gross deferred tax liabilities	(30)	(456)
Net deferred tax assets	$3,217	$12,240
At December 31, 2010 and 2011, we had valuation allowances of $37,239 and $24,674 on certain of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. The decrease in valuation allowance of $12,565 is primarily due to a partial release of the tax valuation allowance of $8,444. The Company evaluated the realizability of the deferred tax asset based on positive earnings from 2010 and 2011 as well as the projected earnings in future years and believes it is more likely than not that a partial amount of the deferred tax asset will be realized in the future years. The Company will continue to monitor the realizability of the deferred tax asset and evaluate the valuation allowance.
In assessing the realizability of deferred tax assets, the Company uses a more-likely-than-not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% for the years ended December 31, 2009, 2010 and 2011 to income before provision for income taxes as follows:

	Year Ended December 31,
	2009	2010	2011
Federal income tax provision at statutory rate	$(11,154)	$10,687	$7,138
State taxes, net of federal effect	(904)	468	207
Foreign taxes net of federal effect	525	—	1,136
Domestic manufacturing benefit	—	(573)	(536)
Change in valuation allowance for deferred tax assets	8,312	(6,553)	(12,358)
True up of prior year benefit	580	(414)	—
Other	402	(93)	(419)
Provision (benefit) for income taxes	$(2,239)	$3,522	$(4,832)
Effective tax rate	7%	12%	(24)%
At December 31, 2011, the Company had federal, state and foreign net operating loss carryforwards of $0, $9,831 and $0, respectively. The net operating loss carryforwards expire on various dates through December 31, 2029. At December 31, 2011, the Company had federal and state research & development credits and foreign tax credit carryforwards of $5,755, $2,860 and $1,585, respectively. The federal research & development credits are set to expire at various dates through December 31, 2031. The state research & development credits are set to expire at various dates through December 21, 2023. The foreign tax credit is set to expire at various dates through December 31, 2018.
A provision has not been made at December 31, 2011 for U.S. or additional foreign withholding taxes on approximately $2,129 of undistributed earnings of our foreign subsidiary in Europe because it is the present intention of management to permanently reinvest these undistributed earnings. Upon distribution of those earnings, U.S. taxes on such permanently reinvested foreign earnings would be recorded net of applicable foreign tax credits and withholding taxes, if any.
The total amount of unrecognized tax benefits were as follows:

	December 31,
	2009	2010	2011
Unrecognized tax benefits, opening balance	$5,967	$5,531	$6,724
Gross increases—tax positions in prior period	(71)	982	1,358
Gross increases—current-period tax positions	68	211	394
Lapse of statute of limitations	(433)	—	—
Unrecognized tax benefits, ending balance	$5,531	$6,724	$8,476
Included in the balance of unrecognized tax benefits at December 31, 2010 and 2011 are unrecognized tax benefits of $6,724 and $8,476, of which $4,731 and $6,118, would be reflected as an adjustment to income tax expense if recognized, respectively. It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, we do not expect such reversals would have a significant impact on our results of operations or financial position.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009, 2010 and 2011, the Company recognized approximately $16, $27 and $330 in interest and penalties expense associated with uncertain tax positions, respectively. As of December 31, 2010 and 2011, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $214 and $566, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. Presently, the Company is under a federal income tax examination by the Internal Revenue Service for examination of income tax returns for the tax years ended, December 31, 2007 through December 31, 2009. In 2010, the State of New Jersey and the State of Minnesota closed their audits for the years 2006 through 2007 without any material adjustments. The Company has not been contacted by any other U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2006.

14.	Segment Reporting and Geographic Information:
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
The following table lists the different sources of revenue:

	Year Ended December 31,
	2009		2010		2011
Systems:
Inspection	$38,027	48%	$105,904	54%	$91,825	49%
Metrology	8,921	11%	39,428	20%	38,616	21%
Data Analysis and Review	6,691	9%	19,417	10%	23,356	13%
Parts	15,428	20%	19,266	10%	21,719	11%
Services	9,590	12%	11,290	6%	11,680	6%
Total revenue	$78,657	100%	$195,305	100%	$187,196	100%
The Company’s significant operations outside the United States include sales, service and application offices in Europe and Asia. For geographical reporting, revenues are attributed to the geographic location in which the product is shipped. Revenue by geographic region is as follows:

	Year Ended December 31,
	2009	2010	2011
Revenues from third parties:
United States	$21,673	$45,243	$52,910
Taiwan	22,401	48,455	26,898
South Korea	4,062	17,612	26,725
Singapore	11,765	30,305	16,344
Austria	57	1,841	15,960
Japan	4,394	7,725	14,925
Germany	2,084	8,191	14,657
China	5,261	24,201	11,124
Other Europe	6,960	11,732	7,653
Total revenue	$78,657	$195,305	$187,196

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

In 2009, sales to Intel Corporation accounted for 13.6% of our revenues. In 2010, sales to Taiwan Semiconductor Manufacturing Co. and Samsung Semiconductor Inc. accounted for 13.9% and 11.2% of our revenues, respectively. In 2011, sales to Infineon Technologies and Samsung Semiconductor Inc. accounted for 13.5% and 12.1% of our revenues, respectively. No other individual end user customer accounted for more than 10% of our revenues in 2009, 2010 and 2011.
At December 31, 2010, two customers, Semiconductor Manufacturing International Corporation and Samsung Semiconductor, Inc., accounted for more than 10% of net accounts receivable. At December 31, 2011, two customers, Infineon Technologies and Samsung Semiconductor, Inc., accounted for more than 10% of net accounts receivable.
Substantially all of the Company’s long-lived assets are within the United States of America.

15.	Earnings (Loss) Per Share:
Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period. Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the year ended December 31, 2009, all outstanding stock options and restricted stock units were excluded from the computation of diluted loss per share totaling 2,188 and 1,372, respectively, because the effect in the period would be anti-dilutive. For the year ended December 31, 2010, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 2,059 and 446, respectively. For the year ended December 31, 2011, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 1,257 and 291, respectively. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants (as described in Note 8) as their impact would be anti-dilutive.
The computations of basic and diluted income (loss) per share for the years ended December 31, 2009, 2010, and 2011 are as follows:

	December 31,
	2009	2010	2011
Numerator:
Net income (loss)	$(29,628)	$27,015	$25,226
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	30,888	31,286	31,744
Effect of potential diluted securities:
Employee stock options and restricted stock units - dilutive shares	—	206	512
Diluted earnings (loss) per share - weighted average shares outstanding	30,888	31,492	32,256
Earnings (loss) per share:
Basic	$(0.96)	$0.86	$0.79
Diluted	$(0.96)	$0.86	$0.78

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

16.	Share Repurchase Program
In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company’s common stock. As of the time of filing this Annual Report on Form 10-K, the Company has not purchased any shares under this program.

17.	Quarterly Consolidated Financial Data (unaudited):
The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2011 and 2010. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.
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

	Quarters Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	Total
Revenues	$40,622	$48,349	$52,323	$54,011	$195,305
Gross profit	20,287	25,190	29,272	29,151	103,900
Income before income taxes	2,768	7,372	9,506	10,891	30,537
Net income	2,045	6,513	8,903	9,554	27,015
Income per share:
Basic	$0.07	$0.21	$0.28	$0.30	$0.86
Diluted	$0.07	$0.21	$0.28	$0.30	$0.86
Weighted average number of shares outstanding:
Basic	31,117	31,216	31,365	31,409	31,286
Diluted	31,352	31,437	31,534	31,606	31,492

	Quarters Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total
Revenues	$50,599	$51,543	$41,434	$43,620	$187,196
Gross profit	27,297	27,859	22,254	22,943	100,353
Income (loss) before income taxes	8,150	7,930	5,333	(1,019)	20,394
Net income	6,739	6,957	5,300	6,230	25,226
Income per share:
Basic	$0.21	$0.22	$0.17	$0.20	$0.79
Diluted	$0.21	$0.22	$0.16	$0.19	$0.78
Weighted average number of shares outstanding:
Basic	31,537	31,589	31,829	31,873	31,744
Diluted	32,071	32,038	32,309	32,458	32,256

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2009:
Allowance for doubtful accounts	$659	$(57)	$—	$—	$602
Inventory valuation	11,631	4,832	—	6,989	9,474
Warranty	1,813	894	—	2,007	700
Deferred tax valuation allowance	36,491	8,312	(853)	683	43,267
Year 2010:
Allowance for doubtful accounts	$602	$(142)	$—	$154	$306
Inventory valuation	9,474	(1,046)	—	892	7,536
Warranty	700	2,363	—	1,409	1,654
Deferred tax valuation allowance	43,267	(6,553)	745	220	37,239
Year 2011:
Allowance for doubtful accounts	$306	$(41)	$—	$3	$262
Inventory valuation	7,536	1,324	—	933	7,927
Warranty	1,654	1,987	—	2,235	1,406
Deferred tax valuation allowance	37,239	(12,358)	—	207	24,674

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Rudolph Technologies, Inc.
By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin Chairman and Chief Executive Officer
Date:	February 24, 2012

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Paul F. McLaughlin	Chairman and Chief Executive Officer	February 24, 2012
Paul F. McLaughlin

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2012
Steven R. Roth

/s/ Leo Berlinghieri	Director	February 24, 2012
Leo Berlinghieri

/s/ Daniel H. Berry	Director	February 24, 2012
Daniel H. Berry

/s/ Thomas G. Greig	Director	February 24, 2012
Thomas G. Greig

/s/ Richard F. Spanier	Director	February 24, 2012
Richard F. Spanier

/s/ Aubrey C. Tobey	Director	February 24, 2012
Aubrey C. Tobey

/s/ John R. Whitten	Director	February 24, 2012
John R. Whitten

EXHIBIT INDEX

Exhibit No.	Description

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

3.1
Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(c)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on October 5, 1999).

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

4.3
Indenture, dated as of July 25, 2011, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee, and Rudolph Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.1+
License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on September 9, 1999).

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on October 5, 1999).
10.3*	Amended 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.15 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 14, 2001).
10.4*	Form of 1999 Stock Plan (incorporated by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, (SEC File No. 333-86821), filed on September 9, 1999).
10.5*	Form of 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit (10.6) to the Registrant’s Registration Statement on Form S-1, (SEC File No. 333-86821), filed on September 9, 1999).
10.6*
Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.12 to Registrant’s quarterly report on Form 10-Q (SEC File No. 000-27965), filed on November 3, 2000) as amended August 20, 2009 (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q, filed on November 6, 2009), as amended May 19, 2010 (incorporated by reference to Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q, filed on August 4, 2010), and as amended September 27, 2011 (incorporated by reference to Exhibit 10.6 to Registrant’s quarterly report on Form 10-Q, filed on November 2, 2011).

__________________
+ Confidential treatment has been granted with respect to portions of this exhibit.
* Management contract, compensatory plan or arrangement.

Exhibit No.	Description

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

10.8*
Registration Agreement, dated June 14, 1996 by and among the Registrant, 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul F. McLaughlin (incorporated by reference to Exhibit (10.9) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on September 9, 1999).

10.9*
Stockholders Agreement, dated June 14, 1996 by and among the Registrant, Administration of Florida, Liberty Partners Holdings 11, L.L.C., Riverside Rudolph, L.L.C., Dr. Richard F. Spanier, Paul McLaughlin, Dale Moorman, Thomas Cooper and (incorporated by reference to Exhibit (10.10) to the Registrant’s Form S-1, as amended (SEC File No. 333-86821), filed on September 9, 1999).

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

10.16
Purchase Agreement, dated July 19, 2011, among Rudolph Technologies, Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.17
Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.18
Amendment dated July 22, 2011 to Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.19
Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

10.20
Amendment dated July 22, 2011 to Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 25, 2011, No. 000-27965).

21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
__________________
* Management contract, compensatory plan or arrangement.

Exhibit No.	Description

32.1
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Paul F. McLaughlin, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
** Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.