Form 10-Q
period 2012-03-31
RUDOLPH TECHNOLOGIES INC
filed 2012-05-04
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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
___________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [_]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [_] No [X]
The number of outstanding shares of the Registrant’s Common Stock on April 24, 2012 was 32,136,333.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$89,002	$96,671
Marketable securities	84,649	70,888
Accounts receivable, less allowance of $315 as of March 31, 2012 and $262 as of December 31, 2011	38,665	41,036
Inventories	53,154	49,501
Prepaid expenses and other current assets	6,668	5,005
Total current assets	272,138	263,101
Property, plant and equipment, net	11,077	12,530
Goodwill	4,492	4,492
Identifiable intangible assets, net	7,398	7,814
Other assets	17,980	17,974
Total assets	$313,085	$305,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,172	$12,201
Other current liabilities	15,143	16,656
Total current liabilities	32,315	28,857
Convertible senior notes	47,129	46,524
Other non-current liabilities	8,693	8,752
Total liabilities	88,137	84,133
Commitments and contingencies
Stockholders' equity:
Common stock	32	32
Additional paid-in capital	406,650	405,505
Accumulated other comprehensive loss	(1,299)	(1,462)
Accumulated deficit	(180,435)	(182,297)
Total stockholders’ equity	224,948	221,778
Total liabilities and stockholders’ equity	$313,085	$305,911

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues	$45,709	$50,599
Cost of revenues	21,944	23,302
Gross profit	23,765	27,297
Operating expenses:
Research and development	9,802	8,895
Selling, general and administrative	9,179	9,875
Amortization	416	443
Total operating expenses	19,397	19,213
Operating income	4,368	8,084
Interest income (expense)	(1,076)	42
Other income (expense)	(419)	24
Income before income taxes	2,873	8,150
Provision for income taxes	1,011	1,411
Net income	$1,862	$6,739
Earnings per share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.21
Weighted average shares outstanding:
Basic	32,026	31,537
Diluted	32,713	32,071

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$1,862	$6,739
Other comprehensive income, net of tax:
Change in net unrealized losses on investments, net of tax	(23)	(5)
Change in currency translation adjustments	186	(121)
Total comprehensive income	$2,025	$6,613

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,862	$6,739
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles and other	506	531
Amortization of convertible note discount and issuance costs	664	—
Depreciation	1,112	1,050
Foreign currency exchange (gain) loss	418	(24)
Share-based compensation	974	1,281
Provision for doubtful accounts and inventory valuation	425	852
Change in operating assets and liabilities:
Accounts receivable	2,184	5,383
Inventories	(3,148)	(5,503)
Prepaid expenses and other assets	(1,588)	660
Accounts payable and accrued liabilities	4,936	1,228
Other current liabilities	(1,441)	(1,706)
Non-current liabilities	(40)	10
Net cash and cash equivalents provided by operating activities	6,864	10,501
Cash flows from investing activities:
Purchases of marketable securities	(31,832)	—
Proceeds from sales of marketable securities	18,245	204
Purchases of property, plant and equipment	(505)	(649)
Net cash and cash equivalents used in investing activities	(14,092)	(445)
Cash flows from financing activities:
Issuance of shares through share-based compensation plans	—	2
Tax benefit for sale of shares through share-based compensation plans	171	330
Net cash and cash equivalents provided by financing activities	171	332
Effect of exchange rate changes on cash and cash equivalents	(612)	(381)
Net increase (decrease) in cash and cash equivalents	(7,669)	10,007
Cash and cash equivalents at beginning of period	96,671	71,120
Cash and cash equivalents at end of period	$89,002	$81,127

Supplemental disclosure of cash flow information:
Income taxes paid	$693	$437
Interest paid	$1,063	$—

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2012 are not necessarily indicative of results to be expected for the entire year.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The ASU is to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Other than a change in presentation, the adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not believe that this guidance will have a material impact on its consolidated financial position, result of operations, or cash flows.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The ASU is to simplify how entities, both public and non public, test goodwill for impairment. The amendments in the ASU permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two -step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. This ASU should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Other than a change in presentation, the adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows, as it is disclosure-only in nature.
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. This ASU is effective during interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 2.  Fair Value Measurements
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
The following tables provide the assets carried at fair value measured on a recurring basis at March 31, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Available-for-sale debt securities:
Municipal notes and bonds	$84,313	$84,313	$—	$—
Auction rate securities	336	—	—	336
Total available-for-sale debt securities	84,649	84,313	—	336
Derivatives:
Foreign currency forward contracts	181	181	—	—
Total derivatives	181	181	—	—
Total	$84,830	$84,494	$—	$336
December 31, 2011
Available-for-sale debt securities:
Municipal notes and bonds	$70,525	$70,525	$—	$—
Auction rate securities	363	—	—	363
Total available-for-sale debt securities	70,888	70,525	—	363
Derivatives:
Foreign currency forward contracts	99	99	—	—
Total derivatives	99	99	—	—
Total	$70,987	$70,624	$—	$363

The Company’s investments classified as Level 1 are based on quoted prices that are available in active markets. The foreign currency forward contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. The municipal notes and bonds are measured based on quoted market prices.
Level 2 investments are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Investment prices are obtained from third party pricing providers, which models prices utilizing the above observable inputs, for each asset class.
Level 3 investments consist of an auction rate security for which the Company uses a discounted cash flow model to value this investment. The Level 3 assumptions used in preparing the discounted cash flow model included estimates of, based on data available as of March 31, 2012, interest rates, timing and amount of cash flows and expected holding periods of the auction rate security. Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate security.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$363
Unrealized loss in accumulated other comprehensive income	(27)
Purchases, sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at March 31, 2012	$336
See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.
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
The Company’s convertible senior notes are not publicly traded. The carrying amount of the Company’s convertible senior notes was $47,129 as of March 31, 2012. The estimated fair value of the Company’s convertible senior notes was $49,164 as of March 31, 2012 and was valued using a discounted cash flow model. The Level 3 assumptions, based on data available as of March 31, 2012, used in preparing the discounted cash flow model included estimates of interest rates, timing and amount of cash flows and expected holding periods of the convertible senior notes. The fair value of the contingent interest associated with the convertible notes is $0 as of March 31, 2012 and is valued quarterly using the present value of expected cash flow models incorporating the probabilities of the contingent events occurring.

NOTE 3.   Marketable Securities
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other income (expense).”  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.
As of March 31, 2012, the Company held one auction-rate security with a fair value of $336. The underlying asset of the Company’s auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of March 31, 2012, the Company has recorded a cumulative temporary unrealized impairment loss of $164 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.
The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2012 and December 31, 2011 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At March 31, 2012 and December 31, 2011, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2012
Municipal notes and bonds	$84,253	$70	$(10)	$84,313
Auction rate securities	500	—	(164)	336
Total marketable securities	$84,753	$70	$(174)	$84,649
December 31, 2011
Municipal notes and bonds	$70,475	$60	$(10)	$70,525
Auction rate securities	500	—	(137)	363
Total marketable securities	$70,975	$60	$(147)	$70,888
     The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$72,336	$72,376	$59,469	$59,509
Due after one through five years	11,292	11,317	10,587	10,599
Due after five through ten years	521	517	314	312
Due after ten years	604	439	605	468
Total marketable securities	$84,753	$84,649	$70,975	$70,888
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at March 31, 2012 and December 31, 2011:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2012
Municipal notes and bonds	$14,835	$(10)	$—	$—
Auction rate securities	—	—	336	(164)
Total	$14,835	$(10)	$336	$(164)
December 31, 2011
Municipal notes and bonds	7,291	(10)	—	—
Auction rate securities	—	—	363	(137)
Total	$7,291	$(10)	$363	$(137)
See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2012 and December 31, 2011, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded within the caption “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 30, 2011
Notional amount	$4,182	$2,672
Fair value of asset	$181	$99

NOTE 5.    Identifiable Intangible Assets
Identifiable Intangible Assets
Identifiable intangible assets as of  March 31, 2012 and December 31, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2012
Developed technology	$53,826	$48,227	$5,599
Customer and distributor relationships	7,446	6,934	512
Trade names	4,361	3,074	1,287
Total identifiable intangible assets	$65,633	$58,235	$7,398
December 31, 2011
Developed technology	$53,826	$47,879	$5,947
Customer and distributor relationships	7,446	6,905	541
Trade names	4,361	3,035	1,326
Total identifiable intangible assets	$65,633	$57,819	$7,814
Intangible assets amortization expense for the three months ended March 31, 2012 and 2011 was $416 and $443, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2012 will be $1,248, and for each of the next five years estimated amortization expense amounts to $1,664 for 2013, $1,405 for 2014, $1,033 for 2015, $925 for 2016, and $537 for 2017.

NOTE 6.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	March 31, 2012	December 31, 2011
Materials	$29,921	$27,153
Work-in-process	13,277	11,172
Finished goods	9,956	11,176
Total inventories	$53,154	$49,501
The Company has established reserves of $7,902 and $7,927 as of March 31, 2012 and December 31, 2011, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	March 31, 2012	December 31, 2011
Land and building	$4,997	$4,997
Machinery and equipment	16,897	17,514
Furniture and fixtures	3,381	3,384
Computer equipment	6,502	6,350
Leasehold improvements	6,306	6,329
	38,083	38,574
Accumulated depreciation	(27,006)	(26,044)
Total property, plant and equipment, net	$11,077	$12,530

Other assets
Other assets is comprised of the following:

	March 31, 2012	December 31, 2011
Deferred income taxes	$12,226	$12,240
Capitalized software	472	562
Other	5,282	5,172
Total other assets	$17,980	$17,974

Other current liabilities

Other current liabilities is comprised of the following:

	March 31, 2012	December 31, 2011
Litigation accrual	$4,293	$4,293
Deferred revenue	7,367	7,332
Other	3,483	5,031
Total other current liabilities	$15,143	$16,656

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	March 31, 2012	December 31, 2011
Unrecognized tax benefits (including interest)	$6,592	$6,574
Other	2,101	2,178
Total other non-current liabilities	$8,693	$8,752

NOTE 7.   Debt Obligations
On July 25, 2011, the Company issued $60,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2016 (the “Notes”) at par. The Notes were issued pursuant to an indenture, dated as of July 25, 2011, between the Company and Bank of New York Mellon Trust Company, N.A., as Trustee, which includes a form of Note. The Notes will pay interest semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2012, at an annual rate of 3.75% and will mature on July 15, 2016, unless earlier converted or repurchased. The Notes may be converted, under certain circumstances, based on an initial conversion price of approximately $12.95 per share. Concurrently with the issuance of the Notes, the Company purchased a convertible note hedge and sold a warrant. Each of the convertible note hedge and warrant transactions were entered into with an affiliate of the initial purchaser of the Notes. The convertible note hedge is intended to reduce the potential future dilution to the Company’s common stock associated with the conversion of the Notes. However, the warrant transaction will have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrant. The net proceeds to the Company from the sale of the Notes, including the convertible note hedge and warrant were $50,249.
The following table reflects the net carrying value of the Notes as of March 31, 2012:

	March 31, 2012	December 31, 2011
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	(12,871)	(13,476)
Net carrying value of convertible senior notes	$47,129	$46,524
The following table presents the amount of interest cost recognized relating to the Notes during the three months ended March 31, 2012.

March 31, 2012
Contractual interest coupon	$563
Amortization of interest discount	605
Amortization of debt issuance costs	59
Total interest cost recognized	$1,227
The remaining bond discount of the Notes of $12,871, as of March 31, 2012 will be amortized over the remaining life of the Notes.

NOTE 8.   Commitments and Contingencies
Warranty Reserves
Changes in the Company’s warranty reserves are as follows:

	Three Months Ended March 31,
	2012	2011
Balance, beginning of the period	$1,406	$1,654
Accruals	506	624
Usage	(522)	(538)
Balance, end of the period	$1,390	$1,740

Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters
From time to time the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™ and PrecisionWoRx® products infringed an ITC patent. Prior to trial, the judge found that the Company’s products made prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in the United States District Court, District of Arizona in which the jury found that while the Company’s products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011. The jury also found that for sales made after August of 2007, the infringement was willful. The verdict and damages assessment are subject to post-trial motions and filings and further court review and rulings, which could potentially result in an increase or decrease in the damages award. Depending upon the outcome of these matters, the Company will consider further legal pursuit. As this litigation is still ongoing, the Company believes that it has meritorious defenses and shall continue to vigorously defend the action.  With that, it is reasonably possible that the Company could realize a loss in this matter related to products made after August of 2007 such that in the event that the Company is ultimately found liable, damage estimates related to this case, which have not been accrued for as of March 31, 2012, range from approximately $25 to $23,374, depending on multiple factors presented by the parties.  With regard to products made before August of 2007, it is probable that the Company could realize a loss in this matter for which the Company has estimated its potential liability to be, approximately $4,293, which the Company has recorded in “Other current liabilities” in the Condensed Consolidated Balance Sheets. While the Company continues to believe that its current PrecisionPoint and ProbeWoRx systems do not infringe ITC’s patent, the Company has removed from all of its future tools the predictive scrub feature that was found to be at issue in the litigation.
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

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the three month period ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,465	$8.01
Granted	343	$9.99
Vested	(263)	$8.10
Forfeited	(11)	$7.75
Nonvested at March 31, 2012	1,534	$8.44
As of March 31, 2012 and December 31, 2011, there was $8,575 and $6,049 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.7 years and 2.2 years for the respective periods.

NOTE 10.   Other Income (Expense)

	Three Months Ended March 31,
	2012	2011
Foreign currency exchange gains (losses), net	(418)	24
Realized losses on sales of marketable securities, net	(1)	—
Total other income (expense)	$(419)	$24

NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended March 31,
	2012	2011
Income before income taxes	$2,873	$8,150
Provision for income taxes	$1,011	$1,411
Effective tax rate	35.2%	17.3%
The income tax provision for the three months ended March 31, 2012 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The change in the Company’s effective tax rate for the three months ended March 31, 2012 compared to March 31, 2011 is primarily due to forecasted utilization of federal credits in 2011, which are not available in 2012 by legislation.
The Company currently has a partial valuation allowance recorded against certain deferred tax assets. Each quarter the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its net deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain net deferred tax assets. The Company continues to closely monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has valuation allowances of $24,674 as of March 31, 2012.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under a federal income tax examination by the Internal Revenue Service for the tax years ended December 31, 2007 through December 31, 2009. The Company is not under income tax examination by any state, local or foreign tax authority for any open tax year beginning after December 31, 2006.

NOTE 12.   Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three months ended March 31, 2012, the weighted average number of stock options excluded from the computation of diluted earnings per share was 981, because its effect was antidilutive. For the three months ended March 31, 2011, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 1,324 and 288, respectively, because their effect was antidilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants (as described in Note 7) as their impact would be anti-dilutive.
The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$1,862	$6,739
Denominator:
Basic earnings per share - weighted average shares outstanding	32,026	31,537
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	687	534
Diluted earnings per share - weighted average shares outstanding	32,713	32,071
Earnings per share:
Basic	$0.06	$0.21
Diluted	$0.06	$0.21

NOTE 13.   Segment Reporting and Geographic Information
The Company has one operating and reportable segment, which is reviewed by the Company’s chief decision maker. The Company’s chief decision maker is the Chief Executive Officer. The Company is engaged in the design, development, and manufacture of high-performance control metrology, defect inspection and data analysis systems used by semiconductor device manufacturers. The Company and its subsidiaries currently operate in a single reportable segment: the design, development, and manufacture of high-performance process control defect inspection, metrology, and process control software systems used by microelectronic device manufactures. The chief decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2012		2011
Systems and Software:
Inspection	$22,856	50%	$23,103	46%
Metrology	10,237	22%	12,182	24%
Data Analysis and Review	4,547	10%	6,147	12%
Parts	5,504	12%	6,240	12%
Services	2,565	6%	2,927	6%
Total revenue	$45,709	100%	$50,599	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended March 31,
	2012	2011
United States	$9,355	$12,575
Taiwan	8,665	10,148
Japan	1,393	3,877
China	1,913	6,465
South Korea	14,492	5,552
Other Asia	5,104	2,887
Austria	2,598	3,001
Germany	373	3,535
Other Europe	1,816	2,559
Total revenue	$45,709	$50,599

Customers comprising 10% or more of revenue:

	Three Months Ended March 31,
	2012	2011
Customer A	30.7%	4.3%
Customer B	10.4%	12.4%
Customer C	6.0%	10.6%

NOTE 14.   Share Repurchase Program
In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company’s common stock.  As of the time of filing this Quarterly Report on Form 10-Q, the Company has not purchased any shares under this program.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward looking statements may be identified by the words “anticipate,” “believe,” “expect,” “intend,” “will,” and similar expressions, as they relate to us or our management.  These statements include, without limitation, the statement that we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the next twelve months.
The forward looking statements contained herein reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those projected in such forward looking statements due to a number of factors, risks and uncertainties, including the risk factors set forth in our Annual Report on Form 10-K, for the year ended December 31, 2011.  We disclaim any obligation to update any forward looking statements as a result of developments occurring after the date of this Quarterly Report, other than as required by law.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q filed with the SEC, in each case in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2011 Annual Report on Form 10-K.
See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on the Company’s financial position and results of operations.
Results of Operations for the Three Month Period Ended March 31, 2012 and 2011
We are a worldwide leader in the design, development, manufacture and support of high-performance defect inspection, process control metrology and data analysis systems used by semiconductor device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for both macro-defect inspection and transparent and opaque thin film measurements. All of these systems feature production-worthy automation and are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 0-10% for 2012. Our revenue and profitability, tend to closely follow the strength or weakness of the semiconductor market. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above

1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.13 at March 31, 2012, an increase from the book-to-bill ratio of 0.9 at December 31, 2011.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2012 and for the years ended December 31, 2011, 2010 and 2009, sales to customers that individually represented at least five percent of our revenues accounted for 57.8%, 43.6%, 44.4%, and 44.8% of our revenues, respectively.
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
The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Three Months Ended March 31,	Years Ended December 31,
	2012	2011	2010	2009
Asia	69.0%	51.3%	65.7%	60.8%
Europe	10.5%	20.4%	11.1%	11.6%
Total international revenue	79.5%	71.7%	76.8%	72.4%
The sales cycle for our systems typically ranges from nine to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $45.7 million for the three month period ended March 31, 2012, compared to $50.6 million for the three month period ended March 31, 2011, representing a decrease of 9.7% in the year-over-year period.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended
	March 31,
	2012		2011
Systems and Software:
Inspection	$22,856	50%	$23,103	46%
Metrology	10,237	22%	12,182	24%
Data Analysis and Review	4,547	10%	6,147	12%
Parts	5,504	12%	6,240	12%
Services	2,565	6%	2,927	6%
Total revenue	$45,709	100%	$50,599	100%

The year-over-year decrease in systems and software revenue for the three month period ended March 31, 2012 is primarily due to some of our customers delaying purchases due to changes in demands for their products and uncertainty in the global economy. The number of metrology and inspection systems sold during the three month period ended March 31, 2012 decreased as compared to the same period in the prior year, resulting in an decrease in metrology systems and inspection systems revenue of $1.9 million and $0.2 million for the 2012 period.  The year-over-year decrease in data analysis and review software revenue for the three month period ended March 31, 2012 of $1.6 million is primarily due to decreased sales across all data analysis and review software product families.  As a result, the decrease in revenue for the 2012 period was caused by decreased volume rather than pricing changes. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 58% of total revenues for both the three month periods ended March 31, 2012 and 2011.  The year-over-year decrease in total parts and services revenue for the three month period ended March 31, 2012 and 2011 is primarily due to decreased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $7.4 million are recorded in the Condensed Consolidated Balance Sheet with the caption “Other current liabilities” at March 31, 2012 and primarily consist of $2.4 million for systems awaiting acceptance and outstanding deliverables and $5.0 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $23.8 million for the three month period ended March 31, 2012, compared to $27.3 million for the three month period ended March 31, 2011.  Our gross profit represented 52.0% of our revenues for the three month period ended March 31, 2012 and 53.9% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 is primarily due to product mix, which included lower software sales.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $9.8 million for the three month period ended March 31, 2012, compared to $8.9 million for the same period in the prior year.  Research and development expense represented 21.4% of our revenues for the three month period ended March 31, 2012, compared to 17.6% of revenues for the prior year period.   The year-over-year dollar increase for the three month period ended March 31, 2012 and 2011 in research and development expenses primarily reflects increased compensation costs and project costs.
Selling, General and Administrative.     Our selling, general and administrative expense was $9.2 million for the three month period ended March 31, 2012, compared to $9.9 million for the same period in the prior year.  Selling, general and administrative expense represented 20.1% of our revenues for the three month period ended March 31, 2012, compared to 19.5% of our revenues for the same period in the prior year.  The year-over-year dollar decrease for the three month period ended March 31, 2012 and 2011 in selling, general and administrative expense was primarily due to decreased compensation and corporate litigation costs.
The Company currently anticipates that operating expenses for the second quarter of 2012 will be approximately $19.0 million to $20.0 million. However, there can be no assurance that our operating expenses will fall within this range.
Income Taxes.  For the three month period ended March 31, 2012, we recorded an income tax provision of $1.0 million as compared to the income tax provision of $1.4 million for the comparable period in 2011.  Our effective tax rate differs from the statutory rate of 35% for the three month period ended March 31, 2011 primarily due to forecasted utilization of federal credit carryforwards in the 2011 year against which a full valuation allowance has been recorded.
We currently have a partial valuation allowance recorded against our deferred tax assets. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of our analysis, we concluded that it is more likely than not that a portion of our net deferred tax assets will not be realized. Therefore, we continue to provide a valuation allowance against certain net deferred tax assets. We continue to closely monitor available evidence and may reverse some or all of the valuation allowance in future periods, if appropriate.
Litigation. As discussed in Part II, Item 1 (“Legal Proceedings”), the Company is subject to legal proceedings and claims, which includes, among other things, its on-going litigation with ITC. Management cannot determine whether its potential losses with ITC discussed in Item 3 are reasonably likely to occur.  In the event that the ultimate decision in the ITC Litigation results in a judgment of damages against the Company at the high end of the identified ranges, such result is likely to have a material impact on the Company’s results of operations and may also have a material impact on the Company’s liquidity and financial condition.
Liquidity and Capital Resources
At March 31, 2012, we had $173.7 million of cash, cash equivalents and marketable securities and $239.8 million in working capital.  At December 31, 2011, we had $167.6 million of cash, cash equivalents and marketable securities and $234.2 million in working capital.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Operating activities provided $6.9 million in cash and cash equivalents for the three month period ended March 31, 2012.  The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2012 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $6.0 million, an increase in accounts payable and accrued liabilities of $4.9 million, and a decrease in accounts receivable of $2.2 million, partially offset by increase in inventory of $3.1 million, an increase in prepaid and other assets of $1.6 million, and a decrease in other current liabilities of $1.4 million. Operating activities provided $10.5 million in cash and cash equivalents for the three month period ended March 31, 2011. The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2011 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $10.4 million, a decrease in accounts receivable of $5.4 million, an increase in accounts payable and accrued liabilities of $1.2 million, and a decrease in prepaid and other assets of $0.7 million, partially offset by an increase in inventory of $5.5 million, and a decrease in other current liabilities of $1.7 million.
Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2012 of $14.1 million was due to the purchase of marketable securities of $31.8 million and capital expenditures of $0.5 million, partially offset by the proceeds from sales of marketable securities of $18.2 million.  Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2011 of $0.4 million was due to capital expenditures of $0.6 million, partially offset by proceeds from sales of marketable securities of $0.2 million.
Net cash and cash equivalents provided by financing activities of $0.2 million and $0.3 million for the three month period ended March 31, 2012 and 2011 was due to a tax benefit from employee stock plans.
From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.
In July 2008, our Board of Directors approved a stock repurchase program of up to 3,000 shares of Company common stock.  As of the time of filing this Quarterly Report on Form 10-Q, we have not purchased any shares under this program.
On July 25, 2011, the Company issued $60 million aggregate principal amount of 3.75% convertible senior notes, which mature on July 15, 2016 and pay interest semiannually commencing on January 15, 2012. In connection with the issuance, the Company entered into convertible note hedge and warrant transactions. The convertible note hedge transaction is intended to reduce potential dilution in the Company’s stock upon conversion of the notes. However, the warrant transaction will have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrant. Net proceeds realized from the sale of the convertible senior notes, the convertible note hedge and warrant transactions were $50.2 million. We intend to use the net proceeds for general corporate purposes, which may include financing potential acquisitions and strategic transactions, growth initiatives and working capital.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (Municipal notes, bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of March 31, 2012, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-

for-sale securities. Therefore, any change in interest rates will not have an impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at March 31, 2012 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $1.6 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Condensed Consolidated Statements of Operations each reporting period. As of March 31, 2012, we had twenty-seven forward contracts outstanding with a total notional contract value of $4.2 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures
The Company maintains a set of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.
Scope of the Controls Evaluation
The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, if any, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them on an ongoing basis as necessary. A control system can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
Conclusions
As of March 31, 2012, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™ and PrecisionWoRx® products infringed an ITC patent. Prior to trial, the judge found that our products made prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in the United States District Court, District of Arizona in which the jury found that while our products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011. The jury also found that for sales made after August of 2007, the infringement was willful. The verdict and damages assessment are subject to post-trial motions and filings and further court review and rulings, which could potentially result in an increase or decrease in the damages award. Depending upon the outcome of these matters, we will consider further legal pursuit. As this litigation is still ongoing, we believe that we have meritorious defenses and shall continue to vigorously defend the action.  With that, it is reasonably possible that we could realize a loss in this matter related to products made after August of 2007 such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of March 31, 2012, range from approximately 25, depending on multiple factors presented by the parties.  With regard to products made before August of 2007, it is probable that we could realize a loss in this matter for which we have estimated our potential liability to be, approximately $4,293, which we have recorded in “Other current liabilities” in the Condensed Consolidated Balance Sheets. While we continue to believe that our current PrecisionPoint and ProbeWoRx systems do not infringe ITC’s patent, we have removed from all of our future tools the predictive scrub feature that was found to be at issue in the litigation.
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

Item 1A.    Risk Factors
There were no material changes to the Company’s risk factors as discussed in Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2008, our Board of Directors authorized a share repurchase program of up to 3 million shares of the Company’s common stock. The program may be discontinued or modified at anytime. As of the time of filing this Quarterly Report on Form 10-Q, we have not purchased any shares under this program.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 4.    Other Information

None.

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

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rudolph Technologies, Inc.
Date:	May 3, 2012	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	May 3, 2012	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.