Form 10-Q
period 2012-09-30
RUDOLPH TECHNOLOGIES INC
filed 2012-11-09
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
The number of outstanding shares of the Registrant’s Common Stock on October 16, 2012 was 32,343.256.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$105,416	$96,671
Marketable securities	68,321	70,888
Accounts receivable, less allowance of $444 as of September 30, 2012 and $262 as of December 31, 2011	61,306	41,036
Inventories	58,696	49,501
Prepaid expenses and other current assets	7,119	5,005
Total current assets	300,858	263,101
Property, plant and equipment, net	11,154	12,530
Goodwill	8,532	4,492
Identifiable intangible assets, net	9,028	7,814
Other assets	19,067	17,974
Total assets	$348,639	$305,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,047	$12,201
Other current liabilities	26,089	16,656
Total current liabilities	51,136	28,857
Convertible senior notes	48,372	46,524
Other non-current liabilities	8,812	8,752
Total liabilities	108,320	84,133
Commitments and contingencies
Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	408,819	405,505
Accumulated other comprehensive loss	(1,104)	(1,462)
Accumulated deficit	(167,428)	(182,297)
Total stockholders’ equity	240,319	221,778
Total liabilities and stockholders’ equity	$348,639	$305,911

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$62,152	$41,434	$164,187	$143,576
Cost of revenues	29,027	19,180	77,075	66,166
Gross profit	33,125	22,254	87,112	77,410
Operating expenses:
Research and development	10,243	8,275	29,430	26,720
Selling, general and administrative	10,306	8,353	29,419	28,086
Amortization	523	445	1,355	1,332
Total operating expenses	21,072	17,073	60,204	56,138
Operating income	12,053	5,181	26,908	21,272
Interest expense	1,125	892	3,280	807
Other expense (income)	357	(1,044)	253	(948)
Income before income taxes	10,571	5,333	23,375	21,413
Provision for income taxes	3,910	33	8,506	2,417
Net income	$6,661	$5,300	$14,869	$18,996
Earnings per share:
Basic	$0.21	$0.17	$0.46	$0.60
Diluted	$0.20	$0.16	$0.45	$0.59
Weighted average shares outstanding:
Basic	32,317	31,829	32,183	31,700
Diluted	32,862	32,309	32,788	32,188

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$6,661	$5,300	$14,869	$18,996
Other comprehensive income, net of tax:
Change in net unrealized losses on investments, net of tax	(51)	(5)	(50)	(11)
Change in currency translation adjustments	574	(942)	408	(770)
Total comprehensive income	$7,184	$4,353	$15,227	$18,215

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$14,869	$18,996
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles and other	1,659	1,597
Amortization of convertible note discount and issuance costs	2,032	494
Depreciation	2,816	3,178
Foreign currency exchange (gain) loss	253	(946)
Share-based compensation	3,010	3,770
Provision for doubtful accounts and inventory valuation	2,325	1,380
Deferred income taxes	—	43
Change in operating assets and liabilities excluding effects of business combination:
Accounts receivable	(19,774)	20,198
Inventories	(9,750)	(6,485)
Prepaid expenses and other assets	(4,697)	(2,919)
Accounts payable and accrued liabilities	11,627	(2,495)
Other current liabilities	11,341	(1,389)
Non-current liabilities	49	90
Net cash and cash equivalents provided by operating activities	15,760	35,512
Cash flows from investing activities:
Purchases of marketable securities	(70,586)	(29,092)
Proceeds from sales of marketable securities	73,209	5,255
Purchase of business	(7,945)	—
Purchases of property, plant and equipment	(1,283)	(1,366)
Net cash and cash equivalents used in investing activities	(6,605)	(25,203)
Cash flows from financing activities:
Net proceeds from issuance of senior convertible notes	—	57,749
Proceeds from sale of warrant	—	7,007
Purchase of convertible note hedge	—	(14,507)
Issuance of shares through share-based compensation plans	101	161
Tax benefit for sale of shares through share-based compensation plans	203	555
Net cash and cash equivalents provided by financing activities	304	50,965
Effect of exchange rate changes on cash and cash equivalents	(714)	720
Net increase in cash and cash equivalents	8,745	61,994
Cash and cash equivalents at beginning of period	96,671	71,120
Cash and cash equivalents at end of period	$105,416	$133,114

Supplemental disclosure of cash flow information:
Income taxes paid	$2,296	$2,438
Interest paid	$2,188	$—

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”).
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

NOTE 2.   Business Combinations

On June 21, 2012, the Company announced that it had acquired specific assets and liabilities of NanoPhotonics GmbH, located in Mainz, Germany. The acquired business will be integrated into the Company’s inspection technology group.  The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations. The Company has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date. The excess of the purchase price less the amount allocated to the net identifiable assets has been classified in goodwill. The Company expects to finalize its analysis of the intangible assets acquired within the first year of the acquisition, and therefore adjustments to goodwill and identifiable intangible assets may occur.

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
The following tables provide the assets carried at fair value measured on a recurring basis at September 30, 2012 and December 31, 2011:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Available-for-sale debt securities:
Municipal notes and bonds	$68,002	$68,002	$—	$—
Auction rate securities	319	—	—	319
Total available-for-sale debt securities	68,321	68,002	—	319
Derivatives:
Foreign currency forward contracts	(142)	(142)	—	—
Total derivatives	(142)	(142)	—	—
Total	$68,179	$67,860	$—	$319
December 31, 2011
Available-for-sale debt securities:
Municipal notes and bonds	$70,525	$70,525	$—	$—
Auction rate securities	363	—	—	363
Total available-for-sale debt securities	70,888	70,525	—	363
Derivatives:
Foreign currency forward contracts	99	99	—	—
Total derivatives	99	99	—	—
Total	$70,987	$70,624	$—	$363

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
Level 3 investments consist of an auction rate security for which the Company uses a discounted cash flow model to value this investment. The Level 3 assumptions used in preparing the discounted cash flow model included estimates of interest rates of 2.5%, timing and amount of cash flows and expected holding periods of the auction rate security, based on data available as of September 30, 2012. Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate security.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011	$363
Unrealized loss in accumulated other comprehensive income	(44)
Purchases, sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at September 30, 2012	$319
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
The Company’s convertible senior notes are not publicly traded. The carrying amount of the Company’s convertible senior notes was $48,372 as of September 30, 2012. The estimated fair value of the Company’s convertible senior notes was $50,400 as of September 30, 2012 and was valued using a discounted cash flow model. The Level 3 assumptions, based on data available as of September 30, 2012, used in preparing the discounted cash flow model included estimates of interest rates 8.8%, timing and amount of cash flows and expected holding periods of the convertible senior notes. The fair value of the contingent interest associated with the convertible notes is $0 as of September 30, 2012 and is valued quarterly using the present value of expected cash flow model incorporating the probabilities of the contingent events occurring.

NOTE 4.   Marketable Securities
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other expense (income).”  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.
As of September 30, 2012, the Company held one auction-rate security with a fair value of $319. The underlying asset of the Company’s auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of September 30, 2012, the Company had recorded a cumulative temporary unrealized impairment loss of $181 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary, as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.
The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2012 and December 31, 2011 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At September 30, 2012 and December 31, 2011, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2012
Municipal notes and bonds	$67,953	$55	$(6)	$68,002
Auction rate securities	500	—	(181)	319
Total marketable securities	$68,453	$55	$(187)	$68,321
December 31, 2011
Municipal notes and bonds	$70,475	$60	$(10)	$70,525
Auction rate securities	500	—	(137)	363
Total marketable securities	$70,975	$60	$(147)	$70,888
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$53,916	$53,951	$59,469	$59,509
Due after one through five years	14,037	14,051	10,587	10,599
Due after five through ten years	—	—	314	312
Due after ten years	500	319	605	468
Total marketable securities	$68,453	$68,321	$70,975	$70,888
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at September 30, 2012 and December 31, 2011:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2012
Municipal notes and bonds	$6,951	$(6)	$—	$—
Auction rate securities	—	—	319	(181)
Total	$6,951	$(6)	$319	$(181)
December 31, 2011
Municipal notes and bonds	$7,291	$(10)	$—	$—
Auction rate securities	—	—	363	(137)
Total	$7,291	$(10)	$363	$(137)
See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2012 and December 31, 2011, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded within the caption “Other expense (income)”

in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Notional amount	$4,420	$2,672
Fair value of asset (liability)	$(142)	$99

NOTE 6.    Identifiable Intangible Assets and Goodwill
Identifiable Intangible Assets
Identifiable intangible assets as of  September 30, 2012 and December 31, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2012
Developed technology	$55,316	$48,960	$6,356
Customer and distributor relationships	8,525	7,037	1,488
Trade names	4,361	3,177	1,184
Total identifiable intangible assets	$68,202	$59,174	$9,028
December 31, 2011
Developed technology	$53,826	$47,879	$5,947
Customer and distributor relationships	7,446	6,905	541
Trade names	4,361	3,035	1,326
Total identifiable intangible assets	$65,633	$57,819	$7,814
Intangible assets amortization expense for the three and nine months ended September 30, 2012 was $523 and $1,355, respectively. For the three and nine months ended September 30, 2011, intangible assets amortization expense was $445 and $1,332, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2012 will be $497, and for each of the next five years estimated amortization expense amounts to $1,985 for 2013, $1,726 for 2014, $1,354 for 2015, $1,246 for 2016, and $858 for 2017.
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2011	$4,492
NanoPhotonics GmbH acquisition	4,040
Balance at September 30, 2012	$8,532

NOTE 7.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	September 30, 2012	December 31, 2011
Materials	$31,234	$27,153
Work-in-process	13,470	11,172
Finished goods	13,992	11,176
Total inventories	$58,696	$49,501

The Company has established reserves of $6,751 and $7,927 as of September 30, 2012 and December 31, 2011, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	September 30, 2012	December 31, 2011
Land and building	$4,997	$4,997
Machinery and equipment	18,125	17,514
Furniture and fixtures	3,362	3,384
Computer equipment	7,151	6,350
Leasehold improvements	6,390	6,329
	40,025	38,574
Accumulated depreciation	(28,871)	(26,044)
Total property, plant and equipment, net	$11,154	$12,530

Other assets
Other assets is comprised of the following:

	September 30, 2012	December 31, 2011
Deferred income taxes	$12,199	$12,240
Capitalized software	291	562
Other	6,577	5,172
Total other assets	$19,067	$17,974

Other current liabilities

Other current liabilities is comprised of the following:

	September 30, 2012	December 31, 2011
Litigation accrual	$4,293	$4,293
Income tax payable	4,164	—
Deferred revenue	12,834	7,332
Other	4,798	5,031
Total other current liabilities	$26,089	$16,656

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 30, 2012	December 31, 2011
Unrecognized tax benefits (including interest)	$6,668	$6,574
Other	2,144	2,178
Total other non-current liabilities	$8,812	$8,752

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
The following table reflects the net carrying value of the Notes:

	September 30, 2012	December 31, 2011
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	(11,628)	(13,476)
Net carrying value of convertible senior notes	$48,372	$46,524
The following table presents the amount of interest cost recognized relating to the Notes during the nine months ended September 30, 2012.

Nine Months Ended
September 30, 2012
Contractual interest coupon	$1,688
Amortization of interest discount	1,848
Amortization of debt issuance costs	184
Total interest cost recognized	$3,720
The remaining bond discount of the Notes of $11,628, as of September 30, 2012 will be amortized over the remaining life of the Notes.

NOTE 9.   Commitments and Contingencies
Warranty Reserves
Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended September 30,
	2012	2011
Balance, beginning of the period	$1,406	$1,654
Accruals	1,616	1,543
Warranty liability assumed in acquisition	93	—
Usage	(1,535)	(1,718)
Balance, end of the period	$1,580	$1,479
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology

Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in which the jury found that while the Company’s products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales made after August 2007. The jury found that for sales made after August of 2007 the infringement was willful. On July 23, 2012, the District Court, responding to post-trial motions filed by the Company and ITC related to the verdict and damages assessment, affirmed the jury’s award, applied treble damages to the portion of the jury award related to sales of the products after 2007 and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. The District Court also enjoined the Company from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. The Company appealed the injunction and intends to appeal the Order and damages assessment. In October 2012, the injunction was stayed by the Federal Court of Appeals. The Company believes that it has meritorious defenses and shall continue to vigorously prosecute its appeal. With that, it is reasonably possible that the Company could realize a loss in this matter related to products sold after August of 2007 such that in the event that the Company is ultimately found liable, damage estimates related to this case, which have not been accrued for as of September 30, 2012, range from approximately $25 to $23,374, exclusive of prejudgment interest or any attorney’s fee award. With regard to products sold before August of 2007, it is probable that the Company could realize a loss in this matter for which the Company has estimated and recorded a liability of approximately $4,293 in “Other liabilities” in the Condensed Consolidated Balance Sheets. While the Company continues to believe that its current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, the Company has reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court's injunction.
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

NOTE 10.   Share-Based Compensation
Valuation Assumptions for Stock Options
For the nine month period ended September 30, 2012, there were 10 stock options granted. There were no stock options granted in the nine month period ended September 30, 2011. The fair value of each option was estimated on the date of grant for the granted options using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2012	2011
Expected life (years)	5.0	—
Expected volatility	86.1%	—%
Expected dividend yield	—%	—%
Risk-free interest rate	0.8%	—%
Weighted average fair value per option	$5.77	$—
As of September 30, 2012 and December 31, 2011, there was $496 and $627 of total unrecognized compensation cost related to stock options granted under the Company’s stock plans, respectively. That cost is expected to be recognized over a weighted average period of 2.2 years and 1.6 years for the respective periods.

Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the nine month period ended

September 30, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,465	$8.01
Granted	409	$9.81
Vested	(451)	$8.52
Forfeited	(30)	$8.25
Nonvested at September 30, 2012	1,393	$8.37
As of September 30, 2012 and December 31, 2011, there was $6,749 and $6,049 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.3 years and 2.2 years for the respective periods.

NOTE 11.   Other Expense (Income)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Foreign currency exchange losses (gains), net	357	(1,044)	253	(946)
Realized gains on sales of marketable securities, net	—	—	—	(2)
Total other expense (income)	$357	$(1,044)	$253	$(948)

NOTE 12.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income before income taxes	$10,571	$5,333	$23,375	$21,413
Provision for income taxes	$3,910	$33	$8,506	$2,417
Effective tax rate	37.0%	0.6%	36.4%	11.3%
The income tax provision for the three and nine months ended September 30, 2012 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the three and nine months ended September 30, 2012 compared to the same periods for the prior year are primarily due to anticipated utilization of federal credits in 2011, which were not available in the 2012 periods by legislation.
The Company currently has a partial valuation allowance recorded against certain deferred tax assets. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its net deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain net deferred tax assets. The Company continues to closely monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a valuation allowance of $24,674 as of September 30, 2012.
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

NOTE 13.   Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and nine months ended September 30, 2012, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 1,164 and 1,055, respectively, because its effect was antidilutive. For the three and nine months ended September 30, 2011, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 1,714 and 1,640, respectively, because their effect was antidilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be anti-dilutive.
The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$6,661	$5,300	$14,869	$18,996
Denominator:
Basic earnings per share - weighted average shares outstanding	32,317	31,829	32,183	31,700
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	545	480	605	488
Diluted earnings per share - weighted average shares outstanding	32,862	32,309	32,788	32,188
Earnings per share:
Basic	$0.21	$0.17	$0.46	$0.60
Diluted	$0.20	$0.16	$0.45	$0.59

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
Systems and Software:
Inspection	$42,415	68%	$21,102	51%	$99,220	60%	$72,054	50%
Metrology	6,892	11%	5,892	14%	25,911	16%	27,235	19%
Data Analysis and Review	5,082	8%	6,048	15%	15,213	9%	18,199	13%
Parts	4,838	8%	5,461	13%	15,488	10%	17,291	12%
Services	2,925	5%	2,931	7%	8,355	5%	8,797	6%
Total revenue	$62,152	100%	$41,434	100%	$164,187	100%	$143,576	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$7,621	$13,387	$25,758	$38,489
Taiwan	24,553	3,104	48,487	21,637
Japan	3,402	2,553	8,803	8,833
China	3,723	999	9,713	9,316
South Korea	3,546	5,361	28,880	19,271
Other Asia	9,413	5,072	19,415	14,878
Austria	2,169	7,048	9,749	13,714
Germany	4,268	2,108	6,010	11,235
Other Europe	3,457	1,802	7,372	6,203
Total revenue	$62,152	$41,434	$164,187	$143,576

Customers comprising 10% or more of revenue:

	Nine Months Ended
	September 30,
	2012	2011
Customer A	12.1%	10.4%
Customer B	11.8%	0.6%
Customer C	10.3%	10.7%
Customer D	8.1%	14.8%

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
The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and /or front-end semiconductor market segments, results of litigation, including ongoing litigation with ITC and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A Part II of this Form 10-Q. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Reports on Form 10-Q filed with the SEC, in 2012, in each case in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2011 Annual Report on Form 10-K.
See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on our financial position and results of operations.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2012 and 2011
We are a worldwide leader in the design, development, manufacture and support of high-performance defect inspection, process control metrology and data analysis systems used by semiconductor device manufacturers. We provide yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for both macro-defect inspection and transparent and opaque thin film measurements. All of these systems feature production-worthy automation and are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 0-10% for 2012. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 0.8 at September 30, 2012, a decrease from the book-to-bill ratio of 0.9 at December 31, 2011.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine month period ended September 30, 2012 and for the years ended December 31, 2011, 2010 and 2009, sales to customers that individually represented at least five percent of our revenues accounted for 56.8%, 43.6%, 44.4%, and 44.8% of our revenues, respectively.
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
The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Nine Months Ended
	September 30,	Years Ended December 31,
	2012	2011	2010	2009
Asia	70.2%	51.3%	65.7%	60.8%
Europe	14.1%	20.4%	11.1%	11.6%
Total international revenue	84.3%	71.7%	76.8%	72.4%
The sales cycle for our systems typically ranges from nine to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $62.2 million and $164.2 million for the three and nine month periods ended September 30, 2012, compared to $41.4 million and $143.6 million for the three and nine month periods ended September 30, 2011, representing increases of 50.0% and 14.4% in the year-over-year periods.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
Systems and Software:
Inspection	$42,415	68%	$21,102	51%	$99,220	60%	$72,054	50%
Metrology	6,892	11%	5,892	14%	25,911	16%	27,235	19%
Data Analysis and Review	5,082	8%	6,048	15%	15,213	9%	18,199	13%
Parts	4,838	8%	5,461	13%	15,488	10%	17,291	12%
Services	2,925	5%	2,931	7%	8,355	5%	8,797	6%
Total revenue	$62,152	100%	$41,434	100%	$164,187	100%	$143,576	100%

The year-over-year increase in systems revenue for the nine month period ended September 30, 2012 is primarily due to increased customer demand for inspection systems through the third quarter of 2012. The number of inspection systems sold during the nine month period ended September 30, 2012 increased as compared to the same period in the prior year, resulting in an increase in inspection systems revenue of $27.2 million for the 2012 period. The number of metrology systems sold during the nine month period ended September 30, 2012 decreased as compared to the same period in the prior year, resulting in a decrease in metrology systems revenue of $1.3 million for the 2012 period. The year-over-year decrease in data analysis and review software revenue for the nine month period ended September 30, 2012 of $3.0 million is primarily due to decreased sales in licensing and consulting revenue.  As a result, the increase in revenue for the 2012 period was caused by increased volume rather than pricing changes. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 73% and 68% of total revenues for the three and nine month periods ended September 30, 2012, compared to 63% and 54% of total revenues for the three and nine month periods ended September 30, 2011.  The year-over-year decrease in total parts and services revenue for the nine month period ended September 30, 2012 and 2011 is primarily due to decreased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $12.8 million are recorded in the Condensed Consolidated Balance Sheets within the caption “Other current liabilities” at September 30, 2012 and primarily consist of $3.2 million for systems awaiting acceptance and outstanding deliverables and $9.6 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $33.1 million and $87.1 million for the three and nine month periods ended September 30, 2012, compared to $22.3 million and $77.4 million for the three and nine month periods ended September 30, 2011.  Our gross profit represented 53.3% and 53.1% of our revenues for the three and nine month periods ended September 30, 2012 and 53.7% and 53.9% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2012 compared to the same periods in the prior year is primarily due to product mix, which included lower software sales, and acquisition-related items.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $10.2 million and $29.4 million for the three and nine month periods ended September 30, 2012, compared to $8.3 million and $26.7 million for the same periods in the prior year.  Research and development expense represented 16.5% and 17.9% of our revenues for the three and nine month periods ended September 30, 2012, compared to 20.0% and 18.6% of revenues for the prior year periods.   The year-over-year dollar increase for the nine month period ended September 30, 2012 and 2011 in research and development expenses primarily reflects increased compensation, project costs, and the inclusion of research and development expenses for the NanoPhotonics acquisition in the second quarter 2012.
Selling, General and Administrative.     Our selling, general and administrative expense was $10.3 million and $29.4 million for the three and nine month periods ended September 30, 2012, compared to $8.4 million and $28.1 million for the same period in the prior year.  Selling, general and administrative expense represented 16.6% and 17.9% of our revenues for the three and nine month periods ended September 30, 2012, compared to 20.2% and 19.6% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the nine month period ended September 30, 2012 and 2011 in selling, general and administrative expense was primarily due to higher compensation costs, and the inclusion of selling, general and administrative expenses for the NanoPhotonics acquisition in the second quarter 2012, partially offset by a non-recurring charge to establish the Company’s charitable matching gift program in the second quarter of 2011.
Income Taxes.  For the three and nine month periods ended September 30, 2012, we recorded an income tax provision of $3.9 million and $8.5 million as compared to $33.0 thousand and $2.4 million for the comparable periods in 2011. Our effective tax rate approximates the statutory tax rate of 35% for the three and nine month periods ended September 30, 2012. Our effective tax rate differs from the statutory rate of 35% for the three and nine month periods ended September 30, 2011 primarily due to anticipated utilization of federal credit carryforwards in the 2011 year against which a full valuation allowance had been recorded.
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
Litigation. As discussed in Part II, Item 1 (“Legal Proceedings”), we are subject to legal proceedings and claims, which includes, among other things, our on-going litigation with ITC in which we are in the process of appealing an order of the U.S. District Court in a patent infringement action related to the predictive scrub feature of our PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products in which we were the defendents. See Part II, Item 1 for a discussion of this action and the District Court’s adverse order affirming the jury award and ordering other relief in this matter. We intend to appeal the Order and damages assessment. In the event that the ultimate decision in the ITC Litigation results in a judgment of damages against us at the high end of our estimated range, such result will have a material impact on our results of operations and may also have a material impact on our liquidity and financial condition.
Liquidity and Capital Resources
At September 30, 2012, we had $173.7 million of cash, cash equivalents and marketable securities and $249.7 million in working capital.  At December 31, 2011, we had $167.6 million of cash, cash equivalents and marketable securities and $234.2 million in working capital.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Operating activities provided $15.8 million in cash and cash equivalents for the nine month period ended September 30, 2012.  The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2012 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $27.0 million, an increase in accounts payable and accrued liabilities of $11.6 million, and an increase in other current liabilities of $11.3 million, partially offset by an increase in accounts receivable of $19.8 million, an increase in inventory of $9.8 million, and an increase prepaid expenses and other assets of $4.7 million. Operating activities provided $35.5 million in cash and cash equivalents for the nine month period ended September 30, 2011.  The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2011 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $28.5 million, a decrease in accounts receivable of $20.2 million, partially offset by increase in inventory of $6.5 million, a decrease in accounts payable and accrued liabilities of $2.5 million, a decrease in other current liabilities of $1.4 million, and an increase in prepaid expenses and other assets of $2.9 million.
Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2012 of $6.6 million was due to the purchase of marketable securities of $70.6 million, the purchase of business of $7.9 million, and capital expenditures of $1.3 million, partially offset by the proceeds from sales of marketable securities of $73.2 million.  Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2011 of $25.2 million was due to the purchase of marketable securities of $29.1 million and capital expenditures of $1.4 million, partially offset by the proceeds from sales of marketable securities of $5.3 million.
Net cash and cash equivalents provided by financing activities was $51.0 million for the nine month period ended September 30, 2011 was due primarily to net proceeds from the issuance of convertible senior notes of $57.7 million and proceeds from the sale of a warrant of $7.0 million, partially offset by the purchase of the convertible note hedge of $14.5 million.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (Municipal notes, bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of September 30, 2012, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities. Therefore, any change in interest rates will not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at September 30, 2012 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by an immaterial amount. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in Other expense (income) in the Condensed Consolidated Statements of Operations each reporting period. As of September 30, 2012, we had twelve forward contracts outstanding with a total notional contract value of $4.4 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of September 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
From time to time, we are subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in which the jury found that while our products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15.5 million to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales made after August 2007. The jury found that for sales made after August of 2007 the infringement was willful. On July 23, 2012, the District Court, responding to post-trial motions filed by us and ITC related to the verdict and damages assessment, affirmed the jury’s award, applied treble damages to the portion of the jury award related to sales of the products after 2007 and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. The District Court also enjoined us from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. We appealed the injunction and intend to appeal the Order and damages assessment. In October 2012, the injunction was stayed by the Federal Court of Appeals. We believe that we have meritorious defenses and shall continue to vigorously prosecute our appeal. With that, it is reasonably possible that we could realize a loss in this matter related to products sold after August of 2007 such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of September 30, 2012, range from approximately $25 thousand to $23.4 million, exclusive of prejudgment interest or any attorney’s fee award. With regard to products sold before August of 2007, it is probable that we could realize a loss in this matter for which we have estimated and recorded a liability of approximately $4.3 million in “Other liabilities” in the Condensed Consolidated Balance Sheets. While we continue to believe that our current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, we have reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court's injunction.
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

Item 1A.    Risk Factors
Except as set forth below, there were no material changes to our risk factors as discussed in Item 1A - Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2011.
Add the following risk factor:
New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

Rudolph Technologies, Inc.
Date:	November 8, 2012	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	November 8, 2012	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
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