Form 10-Q
period 2013-03-31
RUDOLPH TECHNOLOGIES INC
filed 2013-05-03
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
___________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
The number of outstanding shares of the Registrant’s Common Stock on April 22, 2013 was 32,658,815.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,053	$104,253
Marketable securities	81,320	64,963
Accounts receivable, less allowance of $505 as of March 31, 2013 and $606 as of December 31, 2012	52,683	57,113
Inventories	70,275	63,422
Prepaid expenses and other current assets	5,650	4,301
Total current assets	294,981	294,052
Property, plant and equipment, net	13,378	11,909
Goodwill	11,252	11,371
Identifiable intangible assets, net	11,671	12,358
Other assets	36,465	36,694
Total assets	$367,747	$366,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,857	$15,696
Other current liabilities	18,190	21,352
Total current liabilities	36,047	37,048
Convertible senior notes	49,677	49,010
Other non-current liabilities	10,018	9,837
Total liabilities	95,742	95,895
Commitments and contingencies
Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	411,532	409,974
Accumulated other comprehensive loss	(1,520)	(1,085)
Accumulated deficit	(138,039)	(138,432)
Total stockholders’ equity	272,005	270,489
Total liabilities and stockholders’ equity	$367,747	$366,384

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues	$41,650	$45,709
Cost of revenues	19,776	21,944
Gross profit	21,874	23,765
Operating expenses:
Research and development	9,703	9,802
Selling, general and administrative	10,252	9,179
Amortization	616	416
Total operating expenses	20,571	19,397
Operating income	1,303	4,368
Interest expense, net	1,209	1,076
Other expense	349	419
Income (loss) before income taxes	(255)	2,873
Provision (benefit) for income taxes	(648)	1,011
Net income	$393	$1,862
Earnings per share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06
Weighted average shares outstanding:
Basic	32,523	32,026
Diluted	33,239	32,713

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net income	$393	$1,862
Other comprehensive income (loss), net of tax:
Change in net unrealized gains (losses) on investments, net of tax	14	(23)
Change in currency translation adjustments	(449)	186
Total comprehensive income (loss)	$(42)	$2,025

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$393	$1,862
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles and other	707	506
Amortization of convertible note discount and issuance costs	739	664
Depreciation	1,064	1,112
Foreign currency exchange loss	331	418
Share-based compensation	957	974
Provision for doubtful accounts and inventory valuation	778	425
Change in operating assets and liabilities:
Accounts receivable	4,215	2,184
Inventories	(8,102)	(3,148)
Prepaid expenses and other assets	(934)	(1,588)
Accounts payable and accrued liabilities	2,215	4,936
Other current liabilities	(2,895)	(1,441)
Non-current liabilities	225	(40)
Net cash and cash equivalents provided by (used in) operating activities	(307)	6,864
Cash flows from investing activities:
Purchases of marketable securities	(34,877)	(31,832)
Proceeds from sales of marketable securities	18,473	18,245
Purchases of property, plant and equipment	(2,528)	(505)
Net cash and cash equivalents used in investing activities	(18,932)	(14,092)
Cash flows from financing activities:
Issuance of shares through share-based compensation plans	101	—
Tax benefit for sale of shares through share-based compensation plans	500	171
Net cash and cash equivalents provided by financing activities	601	171
Effect of exchange rate changes on cash and cash equivalents	(562)	(612)
Net decrease in cash and cash equivalents	(19,200)	(7,669)
Cash and cash equivalents at beginning of period	104,253	96,671
Cash and cash equivalents at end of period	$85,053	$89,002

Supplemental disclosure of cash flow information:
Income taxes paid	$1,954	$693
Interest paid	$1,125	$1,063

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2013 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The amendment did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2.   Business Combinations
NanoPhotonics
In June 2012, the Company announced that it had acquired specific assets and liabilities of NanoPhotonics GmbH, located in Mainz, Germany (“NanoPhotonics acquisition”). The acquired business has been integrated into the Company’s inspection technology group.  The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.
Azores
In December 2012, the Company announced that it had acquired Azores Corporation, located in Wilmington, Massachusetts (“Azores acquisition”). The acquired business marks the Company's entry into the advanced packaging and FPD lithography markets and forms the Company’s lithography systems group. The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.
The Company made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date for the NanoPhotonics and Azores acquisitions. The Company expects to finalize its analysis of the purchase price allocation within the first year of the acquisitions, and therefore adjustments to goodwill and identifiable intangible assets may occur.

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

The following tables provide the assets carried at fair value measured on a recurring basis at March 31, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Available-for-sale debt securities:
Municipal notes and bonds	$80,489	$—	$80,489	$—
Corporate bonds	501	—	501	—
Auction rate securities	330	—	—	330
Total available-for-sale debt securities	81,320	—	80,990	330
Derivatives:
Foreign currency forward contracts	200	—	200	—
Total derivatives	200	—	200	—
Total	$81,520	$—	$81,190	$330
December 31, 2012
Available-for-sale debt securities:
Municipal notes and bonds	$64,117	$—	$64,117	$—
Corporate bonds	500	—	500	—
Auction rate securities	346	—	—	346
Total available-for-sale debt securities	64,963	—	64,617	346
Derivatives:
Foreign currency forward contracts	268	—	268	—
Total derivatives	268	—	268	—
Total	$65,231	$—	$64,885	$346

Level 1 investments are based on quoted prices that are available in active markets.
The Company’s investments classified as Level 2 are valued using observable inputs to quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. The foreign currency forward contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. Available-for-sale debt securities prices are obtained from third party pricing providers, which models prices utilizing the above observable inputs, for each asset class.
Level 3 investments consist of an auction rate security for which the Company uses a discounted cash flow model to value this investment. The Level 3 assumptions used in preparing the discounted cash flow model included estimates of interest rates of 2.7%, timing and amount of cash flows and expected holding periods of the auction rate security, based on data available as of March 31, 2013. Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate security.

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$346
Unrealized loss in accumulated other comprehensive income	(16)
Purchases, sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at March 31, 2013	$330
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
The Company’s convertible senior notes are not publicly traded. The estimated fair value of the Company’s convertible senior notes was valued using a discounted cash flow model. The Level 3 assumptions, based on data available at the valuation date was used in preparing the discounted cash flow model including estimates of interest rates, timing and amount of cash flows and expected holding periods of the convertible senior notes. The fair value of the contingent interest associated with the convertible senior notes is valued quarterly using the present value of expected cash flow model incorporating the probabilities of the contingent events occurring.
The following table reflects information pertaining to the Company’s convertible senior notes:

	March 31, 2013	December 31, 2012
Net carrying value of convertible senior notes	$49,677	$49,010
Estimated fair value of convertible senior notes	$51,048	$51,018
Estimated interest rate used in discounted cash flow model	9.4%	9.4%
Fair value of contingent interest	$—	$—

NOTE 4.   Marketable Securities
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other expense” in the Condensed Consolidated Statements of Operations.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.
As of March 31, 2013, the Company held one auction-rate security with a fair value of $330. The underlying asset of the Company’s auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of March 31, 2013, the Company had recorded a cumulative temporary unrealized impairment loss of $145 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary, as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.

The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2013 and December 31, 2012 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At March 31, 2013 and December 31, 2012, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2013
Municipal notes and bonds	$80,430	$67	$(8)	$80,489
Corporate Bonds	501	—	—	501
Auction rate securities	475	—	(145)	330
Total marketable securities	$81,406	$67	$(153)	$81,320
December 31, 2012
Municipal notes and bonds	$64,088	$36	$(7)	$64,117
Corporate Bonds	500	—	—	500
Auction rate securities	475	—	(129)	346
Total marketable securities	$65,063	$36	$(136)	$64,963
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$71,837	$71,886	$57,367	$57,390
Due after one through five years	6,165	6,171	7,016	7,022
Due after five through ten years	1,392	1,395	205	205
Due after ten years	2,012	1,868	475	346
Total marketable securities	$81,406	$81,320	$65,063	$64,963
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at March 31, 2013 and December 31, 2012:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013
Municipal notes and bonds	$7,559	$(8)	$—	$—
Auction rate securities	—	—	330	(145)
Total	$7,559	$(8)	$330	$(145)
December 31, 2012
Municipal notes and bonds	$9,037	$(7)	$—	$—
Auction rate securities	—	—	346	(129)
Total	$9,037	$(7)	$346	$(129)
See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2013 and December 31, 2012, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, a decrease in the fair value of $68 for the three months ended March 31, 2013 and an increase in the fair value of $82 for the three months ended March 31, 2012 are recorded within the caption “Other expense” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Notional amount	$1,711	$3,457
Fair value of asset	$200	$268

NOTE 6.    Goodwill and Purchased Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2012	$11,371
NanoPhotonics GmbH acquisition	(125)
Azores acquisition	6
Balance at March 31, 2013	$11,252

Purchased Intangible Assets
Purchased intangible assets as of  March 31, 2013 and December 31, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2013
Developed technology	$58,916	$49,889	$9,027
Customer and distributor relationships	8,678	7,167	1,511
Trade names	4,361	3,228	1,133
Total identifiable intangible assets	$71,955	$60,284	$11,671
December 31, 2012
Developed technology	$58,961	$49,358	$9,603
Customer and distributor relationships	8,712	7,102	1,610
Trade names	4,361	3,216	1,145
Total identifiable intangible assets	$72,034	$59,676	$12,358
Intangible asset amortization expense for the three months ended March 31, 2013 and 2012 was $616 and $416, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2013 will be $1,839, and for each of the next five years estimated amortization expense amounts to $2,196 for 2014, $1,824 for 2015, $1,715 for 2016, $1,327 for 2017, and $891 for 2018.

NOTE 7.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	March 31, 2013	December 31, 2012
Materials	$36,065	$31,629
Work-in-process	19,836	15,889
Finished goods	14,374	15,904
Total inventories	$70,275	$63,422
The Company has established reserves of $5,782 and $5,620 as of March 31, 2013 and December 31, 2012, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	March 31, 2013	December 31, 2012
Land and building	$4,997	$4,997
Machinery and equipment	18,687	18,826
Furniture and fixtures	3,734	3,381
Computer equipment	7,948	7,789
Leasehold improvements	8,813	6,807
	44,179	41,800
Accumulated depreciation	(30,801)	(29,891)
Total property, plant and equipment, net	$13,378	$11,909

Other assets
Other assets is comprised of the following:

	March 31, 2013	December 31, 2012
Deferred income taxes	$34,442	$34,600
Capitalized software	111	201
Other	1,912	1,893
Total other assets	$36,465	$36,694

Other current liabilities

Other current liabilities is comprised of the following:

	March 31, 2013	December 31, 2012
Litigation accrual	$4,293	$4,293
Income tax payable	—	1,823
Deferred revenue	9,814	11,170
Other	4,083	4,066
Total other current liabilities	$18,190	$21,352

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	March 31, 2013	December 31, 2012
Unrecognized tax benefits (including interest)	$7,968	$7,671
Other	2,050	2,166
Total other non-current liabilities	$10,018	$9,837

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
The following table reflects the net carrying value of the Notes:

	March 31, 2013	December 31, 2012
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	10,323	10,990
Net carrying value of convertible senior notes	$49,677	$49,010
The following table presents the amount of interest cost recognized relating to the Notes during the three months ended March 31, 2013.

	Three Months Ended
	March 31, 2013	March 31, 2012
Contractual interest coupon	$562	$563
Amortization of interest discount	667	605
Amortization of debt issuance costs	72	59
Total interest cost recognized	$1,301	$1,227
The remaining bond discount of the Notes of $10,323, as of March 31, 2013 will be amortized over the remaining life of the Notes.

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended March 31,
	2013	2012
Balance, beginning of the period	$2,024	$1,406
Accruals	446	506
Usage	(705)	(522)
Balance, end of the period	$1,765	$1,390
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Letter of Credit
As of March 31, 2013, the Company had an irrevocable standby letter of credit with Credit Suisse AG available totaling $40,000 to secure the damages assessment in connection with the ITC litigation discussed in Legal Matters below, which the Company is in the process of appealing. The letter of credit expires on February 25, 2014 with provisions for automatic renewal. Upon draw down of funds, the letter of credit would be collateralized by securities held in the Company’s investment portfolios and reported in the Condensed Consolidated Balance Sheets within the caption “Cash and cash equivalents” and “Marketable securities.” No amounts were outstanding on the letter of credit as of, or during the three months ended March 31, 2013.
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied's PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in which the jury found that while the Company’s products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales made after August 2007. The jury found that for sales made after August of 2007 the infringement was willful. On July 23, 2012, the District Court, responding to post-trial motions filed by the Company and ITC related to the verdict and damages assessment, issued an Order which affirmed the jury's award, applied treble damages to the portion of the jury award related to sales of the products after 2007 and granted ITC’s motion for attorney's fees and prejudgment interest on the verdict and attorney's fees. The District Court also enjoined the Company from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. The Company appealed the injunction and are in the process of appealing, the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the Federal Court of Appeals. The Company believes that it has meritorious defenses and shall continue to vigorously prosecute its appeal. With that, it is reasonably possible that the Company could realize a loss in this matter related to products sold after August of 2007 such that in the event that the Company is ultimately found liable, damage estimates related to this case, which have not been accrued for as of March 31, 2013, range from approximately $25 to $31,641. With regard to products sold before August of 2007, it is probable that the Company could realize a loss in this matter for which the Company has estimated and recorded a liability of approximately $4,293 in “Other liabilities” in the Consolidated Balance Sheets. While the Company continues to believe that its current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, the Company reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court’s injunction.
In the Company's patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning the Company’s proprietary continuous scan wafer inspection technology, the U.S. Federal Court of Appeals issued a ruling on August 22, 2011.  In its opinion, the Appellate Court affirmed multiple rulings from trial at the District Court level including (i) finding the Company’s U.S. Patent No. 6,826,298 valid, (ii) the part of the infringement ruling based on the finding that Camtek’s Falcon product strobes “based on velocity,” and (iii) the dismissal of Camtek’s claim against the Company for inequitable conduct against the U.S. Patent and Trademark Office.  The court did, however, revise one claim construction ruling made by the District Court in the original case.  As a result, the Appellate Court set aside the verdict delivered by the jury for damages and the District Court's decision to enter an injunction against Camtek’s selling Falcon tools in the U.S. and remanded the case back to the trial court for a limited trial on this single infringement issue.  No trial date has been set for this limited trial.  This lawsuit was initially brought in 2005 by August Technology prior to its merger with the Company.

NOTE 10.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the three month period ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,380	$8.37
Granted	281	$12.34
Vested	(300)	$7.70
Forfeited	(23)	$9.60
Nonvested at March 31, 2013	1,338	$9.34
As of March 31, 2013 and December 31, 2012, there was $8,462 and $5,906 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.6 years and 2.0 years for the respective periods.

NOTE 11.   Other Expense

	Three Months Ended
	March 31,
	2013	2012
Foreign currency exchange losses, net	$331	$418
Other	18	1
Total other expense	$349	$419

NOTE 12.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended
	March 31,
	2013	2012
Income (loss) before income taxes	$(255)	$2,873
Provision (benefit) for income taxes	$(648)	$1,011
Effective tax rate	254.1%	35.2%
The income tax provision for the three months ended March 31, 2013 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the three months ended March 31, 2013 compared to the same period for the prior year are primarily due to anticipated generation of federal R&D credits, which were not available in the 2012 period by legislation.
The Company currently has a partial valuation allowance recorded against certain deferred tax assets. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its net deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain net deferred tax assets. The

Company continues to closely monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a valuation allowance of $1,361 as of March 31, 2013.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is currently under a federal income tax examination by the Internal Revenue Service for the tax years ended December 31, 2007 through December 31, 2009. In addition, the Company is under examination by the State of New York for the tax years 2009 through 2011. The Company has not been contacted by any other U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2007.

NOTE 13.   Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three months ended March 31, 2013, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 810, because their effect was antidilutive. For the three months ended March 31, 2012, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 981, because their effect was antidilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be anti-dilutive.
The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$393	$1,862
Denominator:
Basic earnings per share - weighted average shares outstanding	32,523	32,026
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	716	687
Diluted earnings per share - weighted average shares outstanding	33,239	32,713
Earnings per share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06

NOTE 14.   Accumulated Other Comprehensive Loss
Comprehensive income (loss) includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the unaudited Consolidated Statements of Comprehensive Income (Loss) for the effect of the components of comprehensive income (loss) to our net income.
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gains (losses) on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2012	$(985)	$(100)	$(1,085)
Net current period other comprehensive gain (loss)	(449)	14	(435)
Reclassifications	—	—	—
Ending balance, March 31, 2013	$(1,434)	$(86)	$(1,520)

NOTE 15.   Segment Reporting and Geographic Information
The Company has one reportable segment. Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision maker. The Company’s chief decision maker is the Chief Executive Officer. The Company is engaged in the design, development, manufacture and support of defect inspection, advanced packaging lithography, process control metrology, and data analysis systems and software used by microelectronics device manufacturers worldwide. The Company and its subsidiaries currently operate in a single reportable segment: the design, development, manufacture and support of defect inspection, advanced packaging lithography, process control metrology, and data analysis systems and software used by microelectronics device manufacturers. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2013		2012
Systems and Software:
Inspection	$24,879	60%	$22,856	50%
Metrology	288	1%	10,237	22%
Lithography	3,700	9%	—	—%
Data Analysis and Review	4,157	10%	4,547	10%
Parts	5,546	13%	5,504	12%
Services	3,080	7%	2,565	6%
Total revenue	$41,650	100%	$45,709	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2013	2012
United States	$9,402	$9,355
Taiwan	13,131	8,665
Japan	2,388	1,393
China	2,748	1,913
South Korea	3,423	14,492
Other Asia	5,408	5,104
Austria	286	2,598
Germany	2,525	373
Other Europe	2,339	1,816
Total revenue	$41,650	$45,709

Customers comprising 10% or more of revenue:

	Three Months Ended
	March 31,
	2013	2012
Customer A	18.5%	—%
Customer B	6.5%	10.4%
Customer C	3.4%	30.7%

NOTE 16.   Share Repurchase Program
In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company’s common stock with no established end date.  As of the time of filing this Quarterly Report on Form 10-Q, the Company has not purchased any shares under this program.

NOTE 17. Subsequent Event
Subsequent to March 31, 2013 and through the Company’s financial statement issuance date of May 3, 2013, the Company announced on April 26, 2013 that it had purchased selected assets, including a strong patent portfolio, relating to metrology capability from Tamar Technology, Newbury Park, California. The Company paid a portion of the total transaction value upfront with cash on-hand. The asset purchase agreement includes an earn-out contingency that, if met, would bring the total transaction value to approximately $10,000. The addition of Tamar’s advanced metrology technologies to Rudolph’s existing inspection and metrology systems will allow the Company to address the emerging need for fast, precise three-dimensional (3D) measurement capabilities in the rapidly-growing advanced packaging market sector. The impact of the acquisition is not expected to be material to the Company’s consolidated financial position.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements, including those concerning our business momentum and future growth, the benefit to customers and market acceptance of our products and customer service, our ability to deliver both products and services consistent with our customers’ demands and expectations and strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate, our anticipated revenue as a result of recent acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation, including ongoing litigation with ITC. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.
The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and /or front-end semiconductor market segments, our ability to successfully integrate recently acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisition, and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2012 Annual Report on Form 10-K.

See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on our financial position and results of operations.
Results of Operations for the Three Month Periods Ended March 31, 2013 and 2012
We are a worldwide leader in the design, development, manufacture and support of defect inspection, advanced packaging lithography, process control metrology, and data analysis systems and software used by semiconductor device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 10% for 2013. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.1 at March 31, 2013, an increase from the book-to-bill ratio of 0.9 at December 31, 2012.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2013 and for the years ended December 31, 2012, 2011 and 2010, sales to customers that individually represented at least five percent of our revenues accounted for 40.1%, 50.9%, 43.6%, and 44.4% of our revenues, respectively.
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
The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Three Months Ended
	March 31,	Years Ended December 31,
	2013	2012	2011	2010
Asia	65.1%	67.3%	51.3%	65.7%
Europe	12.4%	13.4%	20.4%	11.1%
Total international revenue	77.5%	80.7%	71.7%	76.8%
The sales cycle for our systems typically ranges from six to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $41.7 million for the three month period ended March 31, 2013, compared to $45.7 million for the three month period ended March 31, 2012, representing a decrease of 8.9% in the year-over-year periods.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended
	March 31,
	2013		2012
Systems and Software:
Inspection	$24,879	60%	$22,856	50%
Metrology	288	1%	10,237	22%
Lithography	3,700	9%	—	—%
Data Analysis and Review	4,157	10%	4,547	10%
Parts	5,546	13%	5,504	12%
Services	3,080	7%	2,565	6%
Total revenue	$41,650	100%	$45,709	100%

The year-over-year decrease in systems revenue for the three month period ended March 31, 2013 is primarily due to decreased customer demand for metrology systems during the first quarter of 2013. The number of inspection systems sold during the three month period ended March 31, 2013 increased as compared to the same period in the prior year, resulting in an increase in inspection systems revenue of $2.0 million for the 2013 period. The number of metrology systems sold during the three month period ended March 31, 2013 decreased as compared to the same period in the prior year, resulting in a decrease in metrology systems revenue of $9.9 million for the 2013 period. The year-over-year increase in lithography system revenue for the three month period ended March 31, 2013 of $3.7 million is due to our entrance into the lithography market in the 2013 period. The year-over-year decrease in data analysis and review software revenue for the three month period ended March 31, 2013 of $0.4 million is primarily due to decreased sales in licensing and consulting revenue.  As a result, the decrease in revenue for the 2013 period was caused by decreased volume rather than pricing changes. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 67% of total revenues for the three month period ended March 31, 2013, compared to 58% of total revenues for the three month period ended March 31, 2012.  The year-over-year increase in total parts and services revenue for the three month period ended March 31, 2013 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $9.8 million are recorded in the Condensed Consolidated Balance Sheets within the caption “Other current liabilities” at March 31, 2013 and primarily consist of $2.2 million for systems awaiting acceptance and outstanding deliverables and $7.6 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $21.9 million for the three month period ended March 31, 2013, compared to $23.8 million for the three month period ended March 31, 2012.  Our gross profit represented 52.5% of our revenues for the three month period ended March 31, 2013 and 52.0% of our revenues for the same period in the prior year.  The increase in gross profit as a percentage of revenue for the three month period ended March 31, 2013 compared to the same period in the prior year is primarily due to product mix, which included higher advanced packaging sales and a greater proportion of software sales.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $9.7 million for the three month period ended March 31, 2013, compared to $9.8 million for the same period in the prior year.  Research and development expense represented 23.3% of our revenues for the three month period ended March 31, 2013, compared to 21.4% of revenues for the prior year period.  The year-over-year dollar decrease for the three month period ended March 31, 2013 in research and development expenses primarily reflects decreased compensation and project costs, partially offset by the inclusion of research and development expenses for NanoPhotonics and Azores, which were acquired during the latter part of 2012.
Selling, General and Administrative.     Our selling, general and administrative expense was $10.3 million for the three month period ended March 31, 2013, compared to $9.2 million for the same period in the prior year.  Selling, general and administrative expense represented 24.6% of our revenues for the three month period ended March 31, 2013, compared to 20.1% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three month period ended March 31, 2013 in selling, general and administrative expense was primarily due to the inclusion of selling, general and administrative expenses for NanoPhotonics and Azores, which were acquired in the latter part of 2012, partially offset by lower compensation costs.
Income Taxes.  For the three month period ended March 31, 2013, we recorded an income tax benefit of $0.6 million as compared to a tax provision of $1.0 million for the comparable period in 2012. Our effective tax rate differs from the statutory rate of 35% for the three month period ended March 31, 2013 primarily due to recording a discrete event for research and development tax credit for 2012. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law in January. The provisions under this law were made retroactive to January 1, 2012. However, as a result of the law being signed in January 2013, the financial impact of any retroactive provision was recorded as a discrete item in the tax provision in the first quarter of 2013. Our effective tax rate approximates the statutory tax rate of 35% for the three month period ended March 31, 2012.
We currently have a partial valuation allowance recorded against our deferred tax assets. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets primarily relating to state R&D credits. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of our analysis, we concluded that it is more likely than not that a portion of our net deferred tax assets will not be realized. Therefore, we continue to provide a valuation allowance against certain net deferred tax assets. We continue to closely monitor available evidence and may reverse some or all of the valuation allowance in future periods, if appropriate.
Litigation. As discussed in Part II, Item 1 (“Legal Proceedings”), we are subject to legal proceedings and claims, which includes, among other things, our on-going litigation with ITC in which we are in the process of appealing an Order of the U.S. District Court in a patent infringement action related to the predictive scrub feature of our PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products in which we were the defendants. See Part II, Item 1 of this Form 10-Q (Legal Proceedings) for a discussion of this action and the District Court’s adverse order affirming the jury award and ordering other relief in this matter. We are in the process of appealing the Order and damages assessment. In the event that the ultimate decision in the ITC Litigation results in a judgment of damages against us at the high end of the identified ranges, such result will have a material impact on the our results of operations and may also have a material impact on our liquidity and financial condition.
Liquidity and Capital Resources
At March 31, 2013, we had $166.4 million of cash, cash equivalents and marketable securities and $258.9 million in working capital.  At December 31, 2012, we had $169.2 million of cash, cash equivalents and marketable securities and $257.0 million in working capital.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers.   Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Operating activities used $0.3 million in cash and cash equivalents for the three month period ended March 31, 2013.  The net cash and cash equivalents used in operating activities during the three month period ended March 31, 2013 was primarily a result of an increase in inventory of $8.1 million, a decrease in other current liabilities of $2.9 million, and an increase in prepaid expenses and other assets of $0.9 million, partially offset by a decrease in accounts receivable of $4.2 million, an increase in accounts payable and accrued liabilities of $2.2 million, and net income adjusted to exclude the effect of non-cash operating charges of $5.0 million. Operating activities provided $6.9 million in cash and cash equivalents for the three month period ended March 31, 2012.  The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2012 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $6.0 million, an increase in accounts payable and accrued liabilities of $4.9 million, and a decrease in accounts receivable of $2.2 million, partially offset by increase in inventory of $3.1 million, an increase in prepaid expenses and other assets of $1.6 million, and a decrease in other current liabilities of $1.4 million.
Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2013 of $18.9 million was due to the purchase of marketable securities of $34.9 million, and capital expenditures of $2.5 million, partially offset by the proceeds from sales of marketable securities of $18.5 million.  Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2012 of $14.1 million was due to the purchase of marketable securities of $31.8 million and capital expenditures of $0.5 million, partially offset by the proceeds from sales of marketable securities of $18.2 million.
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
As of March 31, 2013, we had an irrevocable standby letter of credit available with Credit Suisse AG totaling $40 million required to secure the damages assessment in connection with the ITC litigation discussed in Part II, Item 1 (Legal Proceedings). The letter of credit expires on February 25, 2014 with provisions for automatic renewal. Upon draw down of funds, the letter of credit would be collateralized by securities held in our investment portfolios and reported in the Condensed Consolidated Balance Sheets within the caption “Cash and cash equivalents” and “Marketable securities.” No amounts were outstanding on the letter of credit as of, or during the three months ended March 31, 2013.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (Municipal notes, municipal and corporate bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of March 31, 2013, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at March 31, 2013 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $1.0 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in Other expense (income) in the Condensed Consolidated Statements of Operations each reporting period. As of March 31, 2013, we had five forward contracts outstanding with a total notional contract value of $1.7 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures
We maintain a set of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.
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
Conclusions
As of March 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
From time to time, we are subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in which the jury found that while our products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15.5 million to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales made after August 2007. The jury found that for sales made after August of 2007 the infringement was willful. On July 23, 2012, the District Court, responding to post-trial motions filed by us and ITC related to the verdict and damages assessment, issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to sales of the products after 2007 and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. The District Court also enjoined us from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. We appealed the injunction and are in the process of appealing, the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the Federal Court of Appeals. We believe that we have meritorious defenses and shall continue to vigorously prosecute our appeal. With that, it is reasonably possible that we could realize a loss in this matter related to products sold after August of 2007 such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of March 31, 2013, range from approximately $25 thousand to $31.6 million. With regard to products sold before August of 2007, it is probable that we could realize a loss in this matter for which we have estimated and recorded a liability of approximately $4.3 million in “Other liabilities” in the Consolidated Balance Sheets. While we continue to believe that our current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, we reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court’s injunction.
In our patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning our proprietary continuous scan wafer inspection technology, the U.S. Federal Court of Appeals issued a ruling on August 22, 2011.  In its opinion, the Appellate Court affirmed multiple rulings from trial at the District Court level including (i) finding our U.S. Patent No. 6,826,298 valid, (ii)

the part of the infringement ruling based on the finding that Camtek’s Falcon product strobes “based on velocity,” and (iii) the dismissal of Camtek’s claim against us for inequitable conduct against the U.S. Patent and Trademark Office.  The court did, however, revise one claim construction ruling made by the District Court in the original case.  As a result, the Appellate Court set aside the verdict delivered by the jury for damages and the District Court’s decision to enter an injunction against Camtek’s selling Falcon tools in the U.S. and remanded the case back to the trial court for a limited trial on this single infringement issue.  No trial date has been set for this limited trial.  This lawsuit was initially brought in 2005 by August Technology prior to its merger with us.

Item 1A.    Risk Factors
There were no material changes to our risk factors as discussed in Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K, for the year ended December 31, 2012.

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

3.2	Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
10.1	Irrevocable standby letter of credit with Credit Suisse AG.
10.2
Letter Amendment dated February 8, 2013 to Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on March 1, 2013).

21.1	Subsidiaries as of December 31, 2012.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Rudolph Technologies, Inc.
Date:	May 3, 2013	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	May 3, 2013	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit (3.1(c)) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821 filed on October 5, 1999).

3.2	Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
10.1	Irrevocable standby letter of credit with Credit Suisse AG.
10.2
Letter Amendment dated February 8, 2013 to Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed on March 1, 2013).

21.1	Subsidiaries as of December 31, 2012.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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