Form 10-Q
period 2013-06-30
RUDOLPH TECHNOLOGIES INC
filed 2013-08-02
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
The number of outstanding shares of the Registrant’s Common Stock on July 22, 2013 was 32,840,207.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,792	$104,253
Marketable securities	91,033	64,963
Accounts receivable, less allowance of $654 as of June 30, 2013 and $606 as of December 31, 2012	61,065	57,113
Inventories	72,056	63,422
Prepaid expenses and other current assets	5,781	4,301
Total current assets	296,727	294,052
Property, plant and equipment, net	12,484	11,909
Goodwill	19,298	11,371
Identifiable intangible assets, net	12,651	12,358
Other assets	34,810	34,894
Total assets	$375,970	$364,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,198	$15,696
Other current liabilities	18,625	21,352
Total current liabilities	37,823	37,048
Convertible senior notes	50,347	49,010
Other non-current liabilities	13,952	8,037
Total liabilities	102,122	94,095
Commitments and contingencies
Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	413,170	409,974
Accumulated other comprehensive loss	(2,074)	(1,085)
Accumulated deficit	(137,280)	(138,432)
Total stockholders’ equity	273,848	270,489
Total liabilities and stockholders’ equity	$375,970	$364,584

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$46,059	$56,326	$87,709	$102,035
Cost of revenues	22,544	26,104	42,320	48,048
Gross profit	23,515	30,222	45,389	53,987
Operating expenses:
Research and development	10,214	9,385	19,917	19,187
Selling, general and administrative	10,519	9,934	20,771	19,113
Amortization	648	416	1,264	832
Total operating expenses	21,381	19,735	41,952	39,132
Operating income	2,134	10,487	3,437	14,855
Interest expense, net	1,200	1,079	2,409	2,155
Other income	(398)	(523)	(49)	(104)
Income before income taxes	1,332	9,931	1,077	12,804
Provision (benefit) for income taxes	573	3,585	(75)	4,596
Net income	$759	$6,346	$1,152	$8,208
Earnings per share:
Basic	$0.02	$0.20	$0.04	$0.26
Diluted	$0.02	$0.19	$0.03	$0.25
Weighted average shares outstanding:
Basic	32,567	32,144	32,633	32,110
Diluted	33,155	32,727	33,284	32,745

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$759	$6,346	$1,152	$8,208
Other comprehensive loss:
Change in net unrealized gains (losses) on investments, net of tax	(55)	24	(41)	1
Change in currency translation adjustments	(499)	(352)	(948)	(166)
Total comprehensive income	$205	$6,018	$163	$8,043

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,152	$8,208
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization of intangibles and other	1,444	1,012
Amortization of convertible note discount and issuance costs	1,482	1,332
Depreciation	2,067	1,986
Foreign currency exchange gain	(49)	(105)
Share-based compensation	1,955	2,018
Provision for doubtful accounts and inventory valuation	1,673	949
Change in operating assets and liabilities:
Accounts receivable	(4,376)	(11,777)
Inventories	(10,815)	(5,056)
Prepaid expenses and other assets	(1,165)	(2,334)
Accounts payable and accrued liabilities	3,387	7,089
Other current liabilities	(3,081)	6,337
Non-current liabilities	238	25
Net cash and cash equivalents provided by (used in) operating activities	(6,088)	9,684
Cash flows from investing activities:
Purchases of marketable securities	(61,414)	(51,648)
Proceeds from sales of marketable securities	35,440	43,774
Purchases of property, plant and equipment	(2,485)	(909)
Purchase of businesses	(3,365)	(7,640)
Net cash and cash equivalents used in investing activities	(31,824)	(16,423)
Cash flows from financing activities:
Issuance of shares through share-based compensation plans	630	101
Tax benefit for sale of shares through share-based compensation plans	611	171
Net cash and cash equivalents provided by financing activities	1,241	272
Effect of exchange rate changes on cash and cash equivalents	(790)	(184)
Net decrease in cash and cash equivalents	(37,461)	(6,651)
Cash and cash equivalents at beginning of period	104,253	96,671
Cash and cash equivalents at end of period	$66,792	$90,020

Supplemental disclosure of cash flow information:
Income taxes paid	$3,923	$1,079
Interest paid	$1,125	$1,063

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month periods ended June 30, 2013 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”).
Reclassifications
Certain prior period amounts have been reclassified to conform to current financial statement presentation. These amounts include the reclassification of uncertain tax credit liabilities to deferred tax assets in the Condensed Consolidated Balance Sheets and Statements of Cash Flows.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.
In July 2013, the FASB issued ASU No. 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force.” The ASU permits the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 850, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company does not believe that this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2.   Business Combinations

Tamar Technology
In April 2013, the Company announced that it had acquired specific assets of Tamar Technology, located in Newbury Park, California (“Tamar acquisition”). The Company paid $3,365 of the purchase price in cash and accrued an additional $6,198 for contingent consideration. The acquired business has been integrated into the Company’s inspection technology group.  The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.
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
The Company made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date for the Azores acquisition and the Tamar acquisition. The Company will finalize its analysis of the purchase price allocation within the first year of the acquisitions, and therefore adjustments to goodwill and identifiable intangible assets may occur. The Company has finalized the purchase price allocation of the NanoPhotonics acquisition.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$90,231	$—	$90,231	$—
Corporate bonds	500	—	500	—
Auction rate securities	302	—	—	302
Foreign currency forward contracts	13	—	13	—
Total Assets	$91,046	$—	$90,744	$302
Liabilities:
Contingent consideration - acquisitions	$6,198	$—	$—	$6,198
Total Liabilities	$6,198	$—	$—	$6,198
December 31, 2012
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$64,117	$—	$64,117	$—
Corporate bonds	500	—	500	—
Auction rate securities	346	—	—	346
Foreign currency forward contracts	268	—	268	—
Total Assets	$65,231	$—	$64,885	$346

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
Level 3 investments consist of an auction rate security and contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these investments. The Level 3 assumptions used in the discounted cash flow model for the auction rate security included estimates of interest rates of 3.2%, timing of cash flows and expected holding periods. Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate security. The level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates of 1.2% and timing of cash flows. A significant decrease in the projected revenues could result in a significantly lower fair value measurement for the contingent consideration.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012	$346
Unrealized loss in accumulated other comprehensive loss	(44)
Purchases	(6,198)
Sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at June 30, 2013	$(5,896)

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
The Company’s convertible senior notes are not publicly traded. The estimated fair value of the Company’s convertible senior notes was valued using a discounted cash flow model. The Level 3 assumptions, based on data available at the valuation date used in preparing the discounted cash flow model included estimates of interest rates, timing and amount of cash flows and expected holding periods of the convertible senior notes. The fair value of the contingent interest associated with the convertible senior notes is valued quarterly using the present value of expected cash flow model incorporating the probabilities of the contingent events occurring.
The following table reflects information pertaining to the Company’s convertible senior notes:

	June 30, 2013	December 31, 2012
Net carrying value of convertible senior notes	$50,347	$49,010
Estimated fair value of convertible senior notes	$52,242	$51,018
Estimated interest rate used in discounted cash flow model	9.4%	9.4%
Fair value of contingent interest	$—	$—

NOTE 4.   Marketable Securities
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other income” in the Condensed Consolidated Statements of Operations.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.
As of June 30, 2013, the Company held one auction-rate security with a fair value of $302. The underlying asset of the Company’s auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of June 30, 2013, the Company had recorded a cumulative temporary unrealized impairment loss of $173 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary, as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.
The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2013 and December 31, 2012 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At June 30, 2013 and December 31, 2012, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2013
Municipal notes and bonds	$90,199	$40	$(8)	$90,231
Corporate bonds	500	—	—	500
Auction rate securities	475	—	(173)	302
Total marketable securities	$91,174	$40	$(181)	$91,033
December 31, 2012
Municipal notes and bonds	$64,088	$36	$(7)	$64,117
Corporate bonds	500	—	—	500
Auction rate securities	475	—	(129)	346
Total marketable securities	$65,063	$36	$(136)	$64,963
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$78,692	$78,723	$57,367	$57,390
Due after one through five years	9,731	9,732	7,016	7,022
Due after five through ten years	738	738	205	205
Due after ten years	2,013	1,840	475	346
Total marketable securities	$91,174	$91,033	$65,063	$64,963
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at June 30, 2013 and December 31, 2012:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013
Municipal notes and bonds	$11,175	$(8)	$—	$—
Auction rate securities	—	—	302	(173)
Total	$11,175	$(8)	$302	$(173)
December 31, 2012
Municipal notes and bonds	$9,037	$(7)	$—	$—
Auction rate securities	—	—	346	(129)
Total	$9,037	$(7)	$346	$(129)
See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2013 and December 31, 2012, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements

of Cash Flows and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, decreases in the fair value of $255 and $163 for the six month periods ended June 30, 2013 and 2012, respectively, are recorded within the caption “Other income” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Notional amount	$450	$3,457
Fair value of asset	$13	$268

NOTE 6.    Goodwill and Purchased Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2012	$11,371
Tamar acquisition	7,939
Other	(12)
Balance at June 30, 2013	$19,298

Purchased Intangible Assets
Purchased intangible assets as of  June 30, 2013 and December 31, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2013
Developed technology	$59,735	$50,416	$9,319
Customer and distributor relationships	9,491	7,253	2,238
Trade names	4,361	3,267	1,094
Total identifiable intangible assets	$73,587	$60,936	$12,651
December 31, 2012
Developed technology	$58,961	$49,358	$9,603
Customer and distributor relationships	8,712	7,102	1,610
Trade names	4,361	3,216	1,145
Total identifiable intangible assets	$72,034	$59,676	$12,358
Intangible asset amortization expense for the three and six months ended June 30, 2013 was $648 and $1,264, respectively. For the three and six months ended June 30, 2012, intangible assets amortization expense was $416 and $832, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2013 will be $1,328, and for each of the next five years estimated amortization expense amounts to $2,400 for 2014, $2,028 for 2015, $1,919 for 2016, $1,531 for 2017, and $1,095 for 2018.

NOTE 7.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	June 30, 2013	December 31, 2012
Materials	$37,218	$31,629
Work-in-process	19,868	15,889
Finished goods	14,970	15,904
Total inventories	$72,056	$63,422
The Company has established reserves of $5,727 and $5,620 as of June 30, 2013 and December 31, 2012, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	June 30, 2013	December 31, 2012
Land and building	$4,997	$4,997
Machinery and equipment	19,112	18,826
Furniture and fixtures	3,829	3,381
Computer equipment	8,093	7,789
Leasehold improvements	8,125	6,807
	44,156	41,800
Accumulated depreciation	(31,672)	(29,891)
Total property, plant and equipment, net	$12,484	$11,909

Other assets
Other assets is comprised of the following:

	June 30, 2013	December 31, 2012
Deferred income taxes	$32,881	$32,800
Capitalized software	20	201
Other	1,909	1,893
Total other assets	$34,810	$34,894

Other current liabilities

Other current liabilities is comprised of the following:

	June 30, 2013	December 31, 2012
Litigation accrual	$4,293	$4,293
Deferred revenue	9,011	11,170
Other	5,321	5,889
Total other current liabilities	$18,625	$21,352

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	June 30, 2013	December 31, 2012
Unrecognized tax benefits (including interest)	$6,274	$5,871
Contingent consideration - acquisitions	5,773	—
Other	1,905	2,166
Total other non-current liabilities	$13,952	$8,037

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
The following table reflects the net carrying value of the Notes:

	June 30, 2013	December 31, 2012
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	9,653	10,990
Net carrying value of convertible senior notes	$50,347	$49,010
The following table presents the amount of interest cost recognized relating to the Notes during the three and six months ended June 30, 2013 and June 30, 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Contractual interest coupon	$562	$562	$1,124	$1,125
Amortization of interest discount	670	608	1,337	1,213
Amortization of debt issuance costs	73	60	145	119
Total interest cost recognized	$1,305	$1,230	$2,606	$2,457
The remaining bond discount of the Notes of $9,653, as of June 30, 2013 will be amortized over the remaining life of the Notes.

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended June 30,
	2013	2012
Balance, beginning of the period	$2,024	$1,406
Accruals	1,033	1,033
Warranty liability assumed in acquisition	—	93
Usage	(1,365)	(1,023)
Balance, end of the period	$1,692	$1,509
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Letter of Credit
As of June 30, 2013, the Company had a $40,000 irrevocable standby letter of credit with Credit Suisse AG available to secure the damages assessment in connection with the ITC litigation discussed in Legal Matters below, which the Company is in the process of appealing. The letter of credit expires on February 25, 2014 with provisions for automatic renewal. Upon draw down of funds, the letter of credit would be collateralized by securities held in the Company’s investment portfolios and reported in the Condensed Consolidated Balance Sheets within the caption “Cash and cash equivalents” and “Marketable securities.” No amounts were outstanding on the letter of credit as of, or during the six months ended, June 30, 2013.
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in which the jury found that while the Company’s products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales made after August 2007. The jury found that for sales made after August of 2007 the infringement was willful. On July 23, 2012, the District Court, responding to post-trial motions filed by the Company and ITC related to the verdict and damages assessment, issued an Order which affirmed the jury's award, applied treble damages to the portion of the jury award related to sales of the products after 2007 and granted ITC’s motion for attorney's fees and prejudgment interest on the verdict and attorney's fees. The District Court also enjoined the Company from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. The Company appealed the injunction as well as the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the Federal Court of Appeals, while the appeal of the District Court Order and damages assessment is currently ongoing. The Company believes that it has meritorious defenses and shall continue to vigorously prosecute its appeal. With that, it is reasonably possible that the Company could realize a loss in this matter related to products sold after August of 2007 such that in the event that the Company is ultimately found liable, damage estimates related to this case, which have not been accrued for as of June 30, 2013, range from approximately $25 to $31,641. With regard to products sold before August of 2007, it is probable that the Company could realize a loss in this matter for which the Company has estimated and recorded a liability of approximately $4,293 in “Other liabilities” in the Consolidated Balance Sheets. The maximum liability reasonably possible for the pre-August 2007 products is an additional $3,391 plus interest beyond the accrual. While the Company continues to believe that its current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, the Company reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court’s injunction.
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

NOTE 10.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,380	$8.37
Granted	267	$12.40
Vested	(419)	$7.69
Forfeited	(48)	$9.42
Nonvested at June 30, 2013	1,180	$9.48
As of June 30, 2013 and December 31, 2012, there was $7,363 and $5,906 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.4 years and 2.0 years for the respective periods.

NOTE 11.   Other Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Foreign currency exchange gains, net	$(398)	$(523)	$(49)	$(105)
Other	—	—	—	1
Total other income	$(398)	$(523)	$(49)	$(104)

NOTE 12.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income before income taxes	$1,332	$9,931	$1,077	$12,804
Provision (benefit) for income taxes	$573	$3,585	$(75)	$4,596
Effective tax rate	43.0%	36.1%	(7.0)%	35.9%
The income tax provision for the three and six months ended June 30, 2013 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the effective tax rate for the three months ended June 30, 2013 compared to the same period for the prior year are primarily due to discrete items recorded in the quarter. The changes in the Company’s effective tax rate for the six months ended June 30, 2013 compared to the same period for the prior year are primarily due to anticipated generation of federal R&D credits, which were not available in the 2012 period as a result of legislation.
The Company currently has a partial valuation allowance recorded against certain deferred tax assets. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its net deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain net deferred tax assets. The

Company continues to closely monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a valuation allowance of $1,361 as of June 30, 2013.
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

NOTE 13.   Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and six months ended June 30, 2013, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 711 and 760, respectively, because their effect was antidilutive. For the three and six months ended June 30, 2012, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 1,021 and 1,001, respectively, because their effect was antidilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$759	$6,346	$1,152	$8,208
Denominator:
Basic earnings per share - weighted average shares outstanding	32,567	32,144	32,633	32,110
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	588	583	651	635
Diluted earnings per share - weighted average shares outstanding	33,155	32,727	33,284	32,745
Earnings per share:
Basic	$0.02	$0.20	$0.04	$0.26
Diluted	$0.02	$0.19	$0.03	$0.25

NOTE 14.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the unaudited Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income to our net income.
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2012	$985	$100	$1,085
Net current period other comprehensive loss	948	41	989
Reclassifications	—	—	—
Ending balance, June 30, 2013	$1,933	$141	$2,074

NOTE 15.   Segment Reporting and Geographic Information
The Company has one reportable segment. Operating segments are business units that have separate financial information and are separately reviewed by the Company’s chief decision maker. The Company’s chief decision maker is the Chief Executive Officer. The Company is engaged in the design, development, manufacture and support of defect inspection, advanced packaging lithography, process control metrology, and data analysis systems and software used by microelectronic device manufacturers worldwide. The Company and its subsidiaries currently operate in a single reportable segment: the design, development, manufacture and support of defect inspection, advanced packaging lithography, process control metrology, and data analysis systems and software used by microelectronics device manufacturers. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
Systems and Software:
Inspection	$26,829	58%	$33,949	60%	$51,708	59%	$56,805	56%
Metrology	5,869	13%	8,782	16%	6,157	7%	19,019	19%
Lithography	—	—%	—	—%	3,700	4%	—	—%
Data Analysis and Review	4,856	11%	5,584	10%	9,013	10%	10,131	10%
Parts	5,255	11%	5,146	9%	10,801	13%	10,650	10%
Services	3,250	7%	2,865	5%	6,330	7%	5,430	5%
Total revenue	$46,059	100%	$56,326	100%	$87,709	100%	$102,035	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
United States	$10,077	$8,783	$19,478	$18,137
Taiwan	19,490	15,269	32,621	23,934
Japan	1,319	4,007	3,707	5,401
China	4,520	4,076	7,269	5,989
South Korea	1,644	10,842	5,067	25,334
Other Asia	3,167	4,899	8,575	10,003
Austria	174	4,982	460	7,580
Germany	1,550	1,368	4,075	1,741
Other Europe	4,118	2,100	6,457	3,916
Total revenue	$46,059	$56,326	$87,709	$102,035

Customers comprising 10% or more of revenue:

	Six Months Ended
	June 30,
	2013	2012
Customer A	11.0%	1.7%
Customer B	10.8%	5.3%
Customer C	10.0%	7.1%
Customer D	2.1%	18.4%
Customer E	1.1%	12.5%

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

The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and /or front-end semiconductor market segments, our ability to successfully integrate recently acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions, and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Results of Operations for the Three and Six Month Periods Ended June 30, 2013 and 2012
We are a worldwide leader in the design, development, manufacture and support of defect inspection, advanced packaging lithography, process control metrology, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 10% for 2013. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.1 at June 30, 2013, an increase from the book-to-bill ratio of 0.9 at December 31, 2012.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the six month period ended June 30, 2013 and for the years ended December 31, 2012, 2011 and 2010, sales to customers that individually represented at least five percent of our revenues accounted for 52.2%, 50.9%, 43.6%, and 44.4% of our revenues, respectively.
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
The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Six Months Ended
	June 30,	Years Ended December 31,
	2013	2012	2011	2010
Asia	65.3%	67.3%	51.3%	65.7%
Europe	12.5%	13.4%	20.4%	11.1%
Total international revenue	77.8%	80.7%	71.7%	76.8%
The sales cycle for our systems typically ranges from six to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.

Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $46.1 million and $87.7 million for the three and six month periods ended June 30, 2013, compared to $56.3 million and $102.0 million for the three and six month periods ended June 30, 2012, representing decreases of 18.2% and 14.0% in the year-over-year periods.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013		2012		2013		2012
Systems and Software:
Inspection	$26,829	58%	$33,949	60%	$51,708	59%	$56,805	56%
Metrology	5,869	13%	8,782	16%	6,157	7%	19,019	19%
Lithography	—	—%	—	—%	3,700	4%	—	—%
Data Analysis and Review	4,856	11%	5,584	10%	9,013	10%	10,131	10%
Parts	5,255	11%	5,146	9%	10,801	13%	10,650	10%
Services	3,250	7%	2,865	5%	6,330	7%	5,430	5%
Total revenue	$46,059	100%	$56,326	100%	$87,709	100%	$102,035	100%

Total systems and software revenue decreased for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to decreased customer demand for our inspection and metrology systems as well as our software products. The decrease in customer demand for our products compared to the prior year period is due to a slowdown in capital equipment purchases by semiconductor manufacturers. This decrease in customer demand contributed to a lower number of inspection systems sold during the six months ended June 30, 2013 as compared to the same period in the prior year. As a result, inspection systems revenue decreased $5.1 million for the 2013 period compared to the 2012 period. The number of metrology systems sold during the six months ended June 30, 2013 was impacted by lower customer demand from the same period in the prior year, resulting in a decrease in metrology systems revenue of $12.9 million for the 2013 period. The year-over-year increase in lithography system revenue for the six months ended June 30, 2013 of $3.7 million is due to our entrance into the lithography market during the 2013 period. The year-over-year decrease in data analysis and review software revenue for the six months ended June 30, 2013 of $1.1 million is primarily due to decreased sales in licensing and consulting revenue in the data analysis and review Process Control Group product family.  As a result, the decrease in revenue for the 2013 period was caused by decreased volume rather than pricing changes as the average selling price of similarly configured systems has been consistent across the year-over-year periods. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 68% and 67% of total revenues for the three and six month periods ended June 30, 2013, compared to 65% and 62% of total revenues for the three and six month periods ended June 30, 2012.  The year-over-year increase in total parts and services revenue for the three and six month periods ended June 30, 2013 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $9.0 million are recorded in the Condensed Consolidated Balance Sheets within the caption “Other current liabilities” at June 30, 2013 and primarily consist of $2.3 million for systems awaiting acceptance and outstanding deliverables and $6.7 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $23.5 million and $45.4 million for the three and six month periods ended June 30, 2013, compared to $30.2 million and $54.0 million for the three and six month periods ended June 30, 2012.  Our gross profit represented 51.1% and 51.7% of our revenues for the three and six month periods ended June 30, 2013 and 53.7% and 52.9% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the three and six month periods ended June 30, 2013 compared to the same period in the prior year is primarily due to product mix and lower system sales volume.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $10.2 million and $19.9 million for the three and six month periods ended June 30, 2013, compared to $9.4 million and $19.2 million for the same periods in the prior year.  Research and development expense represented 22.2% and 22.7% of our revenues for the three and six month periods ended June 30, 2013, compared to 16.7% and 18.8% of revenues for the prior year periods.  The year-over-year dollar increase for the three and six month periods ended June 30, 2013 in research and development expenses primarily reflects the inclusion of research and development expenses for our acquisitions of NanoPhotonics and Azores, which were acquired during the latter part of 2012, and our acquisirion of Tamar Technology, which was acquired in April 2013.
Selling, General and Administrative.     Our selling, general and administrative expense was $10.5 million and $20.8 million for the three and six month periods ended June 30, 2013, compared to $9.9 million and $19.1 million for the same periods in the prior year.  Selling, general and administrative expense represented 22.8% and 23.7% of our revenues for the three and six month periods ended June 30, 2013, compared to 17.6% and 18.7% of our revenues for the same periods in the prior year.  The year-over-year dollar increase for the three and six month periods ended June 30, 2013 in selling, general and administrative expense was primarily due to the inclusion of selling, general and administrative expenses for NanoPhotonics and Azores, which were acquired in the latter part of 2012, and our acquisition of Tamar Technology, which was acquired in April 2013.
Income Taxes.  For the three month period ended June 30, 2013, we recorded an income tax provision of $0.6 million and for the six month period ended June 30, 2013, we recorded an income tax benefit of $0.1 million, as compared to tax provisions of $3.6 million and $4.6 million for the comparable periods in 2012. Our effective tax rate differs from the statutory rate of 35% for the three months ended June 30, 2013 primarily due to discrete items related to prior years state tax true-ups recorded in the quarter. Our effective tax rate differs from the statutory rate of 35% for the six months ended June 30, 2013 primarily due to recording a discrete event for research and development tax credit for 2012. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law in January 2013. The provisions under this law were made retroactive to January 1, 2012. However, as a result of the law being signed in January 2013, the financial impact of any retroactive provision was recorded as a discrete item in the tax provision in the first quarter of 2013. Our effective tax rate approximates the statutory tax rate of 35% for the three and six month periods ended June 30, 2012.
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
Litigation. As discussed in Part II, Item 1 (“Legal Proceedings”), we are subject to legal proceedings and claims, which includes, among other things, our on-going litigation with ITC for which we are in the process of appealing an Order of the U.S. District Court in a patent infringement action related to the predictive scrub feature of our PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products in which we were the defendants. See Part II, Item 1 of this Form 10-Q (Legal Proceedings) for a discussion of this action and the District Court’s adverse order affirming the jury award and ordering other relief in this matter. Our appeal of the District Court Order and damages assessment is currently ongoing. In the event that the ultimate decision in the ITC Litigation results in a judgment of damages against us at the high end of the identified ranges, such result will have a material impact on our results of operations and may also have a material impact on our liquidity and financial condition.
Liquidity and Capital Resources
At June 30, 2013, we had $157.8 million of cash, cash equivalents and marketable securities and $258.9 million in working capital.  At December 31, 2012, we had $169.2 million of cash, cash equivalents and marketable securities and $257.0 million in working capital.
Operating activities used $6.1 million in cash and cash equivalents for the six month period ended June 30, 2013.  The net cash and cash equivalents used in operating activities during the six month period ended June 30, 2013 was primarily a result of an increase in inventory of $10.8 million, an increase in accounts receivable of $4.4 million, a decrease in other current liabilities of $3.1 million, and an increase in prepaid expenses and other assets of $1.2 million, partially offset by an increase in accounts payable and accrued liabilities of $3.4 million, and net income adjusted to exclude the effect of non-cash operating charges of $9.7 million. Operating activities provided $9.7 million in cash and cash equivalents for the six month period ended June 30, 2012. The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2012 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $15.4 million, an increase in accounts payable and accrued liabilities of $7.1 million, and an increase in other current liabilities of $6.3 million, partially offset by an increase in accounts receivable of $11.8 million, an increase in inventory of $5.1 million, and an increase in prepaid expenses and other assets of $2.3 million.

Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2013 of $31.8 million was due to the purchase of marketable securities of $61.4 million, purchase of business of $3.4 million and capital expenditures of $2.5 million, partially offset by the proceeds from sales of marketable securities of $35.4 million.  Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2012 of $16.4 million was due to the purchase of marketable securities of $51.6 million, the purchase of business of $7.6 million, and capital expenditures of $0.9 million, partially offset by the proceeds from sales of marketable securities of $43.8 million.
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
As of June 30, 2013, we had a $40 million irrevocable standby letter of credit available with Credit Suisse AG which is required to secure the damages assessment in connection with the ITC litigation discussed in Part II, Item 1 (Legal Proceedings). The letter of credit expires on February 25, 2014 with provisions for automatic renewal. Upon draw down of funds, the letter of credit would be collateralized by securities held in our investment portfolios and reported in the Condensed Consolidated Balance Sheets within the caption “Cash and cash equivalents” and “Marketable securities.” No amounts were outstanding on the letter of credit as of, or during the three and six months ended, June 30, 2013.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal and corporate bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of June 30, 2013, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at June 30, 2013 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $0.3 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in Other expense (income) in the Condensed Consolidated Statements of Operations each reporting period. As of June 30, 2013, we had four forward contracts outstanding with a total notional contract value of $0.5 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of June 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
From time to time, we are subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in which the jury found that while our products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15.5 million to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales made after August 2007. The jury found that for sales made after August of 2007 the infringement was willful. On July 23, 2012, the District Court, responding to post-trial motions filed by us and ITC related to the verdict and damages assessment, issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to sales of the products after 2007 and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. The District Court also enjoined us from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. We appealed the injunction as well as the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the Federal Court of Appeals, while the appeal of the District Court Order and damages assessment is currently ongoing. We believe that we have meritorious defenses and shall continue to vigorously prosecute our appeal. With that, it is reasonably possible that we could realize a loss in this matter related to products sold after August of 2007 such that in the event that we are ultimately found liable, damage estimates related to this case, which have not been accrued for as of June 30, 2013, range from approximately $25 thousand to $31.6 million. With regard to products sold before August of 2007, it is probable that we could realize a loss in this matter for which we have estimated and recorded a liability of approximately $4.3 million in “Other liabilities” in the Consolidated Balance Sheets. The maximum liability reasonably possible for the pre-August 2007 products is an additional $3.4 million plus interest beyond the accrual. While we continue to believe that our current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, we reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court’s injunction.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2008, our Board of Directors authorized a share repurchase program of up to 3 million shares of the Company’s common stock with no established end date. As of the time of filing this Quarterly Report on Form 10-Q, we have not purchased any shares under this program.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.   Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended (Conformed Version).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant.
3.3	Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Rudolph Technologies, Inc.
Date:	August 2, 2013	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	August 2, 2013	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Registrant, as amended (Conformed Version).
3.2	Certificate of Amendment of Restated Certificate of Incorporation of Registrant.
3.3	Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2007, No. 000-27965).
3.4	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 2, 2009, No. 000-27965).
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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