Form 10-Q
period 2013-09-30
RUDOLPH TECHNOLOGIES INC
filed 2013-11-06
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
The number of outstanding shares of the Registrant’s Common Stock on October 21, 2013 was 32,941,916.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$83,780	$104,253
Marketable securities	74,811	64,963
Accounts receivable, less allowance of $727 as of September 30, 2013 and $606 as of December 31, 2012	58,733	57,113
Inventories	65,939	57,948
Prepaid expenses and other current assets	7,771	4,301
Total current assets	291,034	288,578
Property, plant and equipment, net	13,011	11,909
Goodwill	24,934	16,845
Identifiable intangible assets, net	12,072	12,358
Other assets	34,640	34,894
Total assets	$375,691	$364,584
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,575	$15,696
Other current liabilities	17,104	21,352
Total current liabilities	34,679	37,048
Convertible senior notes	51,047	49,010
Other non-current liabilities	13,889	8,037
Total liabilities	99,615	94,095
Commitments and contingencies
Stockholders’ equity:
Common stock	33	32
Additional paid-in capital	414,580	409,974
Accumulated other comprehensive loss	(1,509)	(1,085)
Accumulated deficit	(137,028)	(138,432)
Total stockholders’ equity	276,076	270,489
Total liabilities and stockholders’ equity	$375,691	$364,584

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$44,044	$62,152	$131,753	$164,187
Cost of revenues	21,574	29,027	63,894	77,075
Gross profit	22,470	33,125	67,859	87,112
Operating expenses:
Research and development	10,455	10,243	30,372	29,430
Selling, general and administrative	10,054	10,306	30,825	29,419
Amortization	666	523	1,930	1,355
Total operating expenses	21,175	21,072	63,127	60,204
Operating income	1,295	12,053	4,732	26,908
Interest expense, net	1,262	1,125	3,671	3,280
Other expense (income)	(4)	357	(53)	253
Income before income taxes	37	10,571	1,114	23,375
Provision (benefit) for income taxes	(215)	3,910	(290)	8,506
Net income	$252	$6,661	$1,404	$14,869
Earnings per share:
Basic	$0.01	$0.21	$0.04	$0.46
Diluted	$0.01	$0.20	$0.04	$0.45
Weighted average shares outstanding:
Basic	32,897	32,317	32,727	32,183
Diluted	33,426	32,862	33,337	32,788

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$252	$6,661	$1,404	$14,869
Other comprehensive loss:
Change in net unrealized gains (losses) on investments, net of tax	2	(51)	(39)	(50)
Change in currency translation adjustments	563	574	(385)	408
Total comprehensive income	$817	$7,184	$980	$15,227

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,404	$14,869
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization of intangibles and other	2,113	1,659
Amortization of convertible note discount and issuance costs	2,261	2,032
Depreciation	3,105	2,816
Foreign currency exchange (gain) loss	(53)	253
Share-based compensation	3,035	3,010
Provision for doubtful accounts and inventory valuation	2,382	2,325
Change in operating assets and liabilities:
Accounts receivable	(1,928)	(19,774)
Inventories	(10,556)	(9,750)
Prepaid expenses and other assets	(3,002)	(4,697)
Accounts payable and accrued liabilities	1,712	11,627
Other current liabilities	(4,535)	11,341
Non-current liabilities	90	49
Net cash and cash equivalents provided by (used in) operating activities	(3,972)	15,760
Cash flows from investing activities:
Purchases of marketable securities	(81,731)	(70,586)
Proceeds from sales of marketable securities	71,687	73,209
Purchases of property, plant and equipment	(4,002)	(1,283)
Purchase of businesses	(3,365)	(7,945)
Net cash and cash equivalents used in investing activities	(17,411)	(6,605)
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	903	101
Tax benefit for sale of shares through share-based compensation plans	669	203
Net cash and cash equivalents provided by financing activities	1,572	304
Effect of exchange rate changes on cash and cash equivalents	(662)	(714)
Net increase (decrease) in cash and cash equivalents	(20,473)	8,745
Cash and cash equivalents at beginning of period	104,253	96,671
Cash and cash equivalents at end of period	$83,780	$105,416

Supplemental disclosure of cash flow information:
Income taxes paid	$5,261	$2,296
Interest paid	$2,250	$2,188

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements included in the 10-K, but recast to reflect the impact of finalizing certain aspects of the purchase accounting of Azores Corporation, as described in Note 2, subsequent to December 31, 2012.
Reclassifications
Certain prior period amounts have been reclassified to conform to current financial statement presentation. These amounts include the reclassification of uncertain tax credit liabilities to deferred tax assets in the Condensed Consolidated Balance Sheets.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is reflected in the Company's consolidated statements of financial position and cash flows.
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

NOTE 2.   Business Combinations
Tamar Technology
In April 2013, the Company announced that it had acquired specific assets of Tamar Technology, located in Newbury Park, California (Tamar acquisition). The Company paid $3,365 of the purchase price in cash and accrued an additional $6,198 for contingent consideration. The acquired business has been integrated into the Company’s inspection technology group.  The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.
Azores
In December 2012, the Company announced that it had acquired Azores Corporation, located in Wilmington, Massachusetts (Azores acquisition). The acquired business marks the Company's entry into the advanced packaging and flat panel display lithography markets and forms the Company’s lithography systems group. The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.
The Company made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date for the Azores acquisition and the Tamar acquisition. For the period ended September 30, 2013, the Company finalized the purchase price allocation for Azores, with the exception of taxes, and recorded adjustments to goodwill and inventory. The Company recast its December 31, 2012 balance sheet to reflect these adjustments. The Company will finalize its analysis of the remaining purchase price allocation within the measurement period, not to exceed one year from the date of the acquisition, and therefore additional adjustments may occur.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2013 and December 31, 2012:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$74,019	$—	$74,019	$—
Corporate bonds	501	—	501	—
Auction rate securities	291	—	—	291
Foreign currency forward contracts	9	—	9	—
Total Assets	$74,820	$—	$74,529	$291
Liabilities:
Contingent consideration - acquisitions	$6,198	$—	$—	$6,198
Total Liabilities	$6,198	$—	$—	$6,198
December 31, 2012
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$64,117	$—	$64,117	$—
Corporate bonds	500	—	500	—
Auction rate securities	346	—	—	346
Foreign currency forward contracts	268	—	268	—
Total Assets	$65,231	$—	$64,885	$346

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
Level 3 investments consist of an auction rate security and contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these investments. The Level 3 assumptions used in the discounted cash flow model for the auction rate security included estimates of interest rates of 3.4%, timing of cash flows and expected holding periods. Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate security. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates and timing of cash flows. A significant decrease in the projected revenues could result in a significantly lower fair value measurement for the contingent consideration.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Balance at December 31, 2012	$346
Unrealized loss in accumulated other comprehensive loss	(55)
Purchases	—
Sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at September 30, 2013	$291

Liabilities:
Balance at December 31, 2012	$—
Unrealized loss in accumulated other comprehensive loss	—
Purchases	6,198
Sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at September 30, 2013	$6,198
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
The following table reflects information pertaining to the Company’s convertible senior notes:

	September 30, 2013	December 31, 2012
Net carrying value of convertible senior notes	$51,047	$49,010
Estimated fair value of convertible senior notes	$52,308	$51,018
Estimated interest rate used in discounted cash flow model	9.4%	9.4%
Fair value of contingent interest	$—	$—

NOTE 4.   Marketable Securities
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ Equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other expense (income)” in the Condensed Consolidated Statements of Operations.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

As of September 30, 2013, the Company held one auction rate security with a fair value of $291. The underlying asset of the Company’s auction rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of September 30, 2013, the Company had recorded a cumulative temporary unrealized impairment loss of $184 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary, as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.
The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2013 and December 31, 2012 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At September 30, 2013 and December 31, 2012, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2013
Municipal notes and bonds	$73,975	$47	$(3)	$74,019
Corporate bonds	501	—	—	501
Auction rate securities	475	—	(184)	291
Total marketable securities	$74,951	$47	$(187)	$74,811
December 31, 2012
Municipal notes and bonds	$64,088	$36	$(7)	$64,117
Corporate bonds	500	—	—	500
Auction rate securities	475	—	(129)	346
Total marketable securities	$65,063	$36	$(136)	$64,963
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$65,676	$65,710	$57,367	$57,390
Due after one through five years	8,800	8,810	7,016	7,022
Due after five through ten years	—	—	205	205
Due after ten years	475	291	475	346
Total marketable securities	$74,951	$74,811	$65,063	$64,963
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at September 30, 2013 and December 31, 2012:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013
Municipal notes and bonds	$4,486	$(3)	$—	$—
Auction rate securities	—	—	291	(184)
Total	$4,486	$(3)	$291	$(184)
December 31, 2012
Municipal notes and bonds	$9,037	$(7)	$—	$—
Auction rate securities	—	—	346	(129)
Total	$9,037	$(7)	$346	$(129)
See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2013 and December 31, 2012, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, decreases in the fair value of $259 and $241 for the nine month periods ended September 30, 2013 and 2012, respectively, are recorded within the caption “Other expense (income)” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Notional amount	$455	$3,457
Fair value of asset	$9	$268

NOTE 6.    Goodwill and Purchased Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2012	$16,845
Tamar acquisition	7,939
Other	150
Balance at September 30, 2013	$24,934

Purchased Intangible Assets
Purchased intangible assets as of  September 30, 2013 and December 31, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2013
Developed technology	$59,794	$50,959	$8,835
Customer and distributor relationships	9,534	7,353	2,181
Trade names	4,361	3,305	1,056
Total identifiable intangible assets	$73,689	$61,617	$12,072
December 31, 2012
Developed technology	$58,961	$49,358	$9,603
Customer and distributor relationships	8,712	7,102	1,610
Trade names	4,361	3,216	1,145
Total identifiable intangible assets	$72,034	$59,676	$12,358
Intangible asset amortization expense for the three and nine months ended September 30, 2013 was $666 and $1,930, respectively. For the three and nine months ended September 30, 2012, intangible assets amortization expense was $523 and $1,355, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2013 will be $674, and for each of the next five years estimated amortization expense amounts to $2,411 for 2014, $2,039 for 2015, $1,931 for 2016, $1,543 for 2017, and $1,106 for 2018.

NOTE 7.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	September 30, 2013	December 31, 2012
Materials	$32,493	$29,746
Work-in-process	21,259	12,298
Finished goods	12,187	15,904
Total inventories	$65,939	$57,948
The Company has established reserves of $5,914 and $5,620 as of September 30, 2013 and December 31, 2012, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	September 30, 2013	December 31, 2012
Land and building	$4,998	$4,997
Machinery and equipment	20,091	18,826
Furniture and fixtures	4,036	3,381
Computer equipment	8,472	7,789
Leasehold improvements	8,185	6,807
	45,782	41,800
Accumulated depreciation	(32,771)	(29,891)
Total property, plant and equipment, net	$13,011	$11,909

Other assets
Other assets is comprised of the following:

	September 30, 2013	December 31, 2012
Deferred income taxes	$32,779	$32,800
Capitalized software	18	201
Other	1,843	1,893
Total other assets	$34,640	$34,894

Other current liabilities

Other current liabilities is comprised of the following:

	September 30, 2013	December 31, 2012
Litigation accrual	$4,293	$4,293
Deferred revenue	8,010	11,170
Other	4,801	5,889
Total other current liabilities	$17,104	$21,352

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 30, 2013	December 31, 2012
Unrecognized tax benefits (including interest)	$6,292	$5,871
Contingent consideration - acquisitions	5,773	—
Other	1,824	2,166
Total other non-current liabilities	$13,889	$8,037

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
The following table reflects the net carrying value of the Notes:

	September 30, 2013	December 31, 2012
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	8,953	10,990
Net carrying value of convertible senior notes	$51,047	$49,010
The following table presents the amount of interest cost recognized relating to the Notes during the three and nine months ended September 30, 2013 and September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Contractual interest coupon	$562	$563	$1,686	$1,688
Amortization of interest discount	700	635	2,037	1,848
Amortization of debt issuance costs	79	65	224	184
Total interest cost recognized	$1,341	$1,263	$3,947	$3,720
The remaining bond discount of the Notes of $8,953, as of September 30, 2013, will be amortized over the remaining life of the Notes.

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended September 30,
	2013	2012
Balance, beginning of the period	$2,024	$1,406
Accruals	1,511	1,616
Warranty liability assumed in acquisition	—	93
Usage	(2,018)	(1,535)
Balance, end of the period	$1,517	$1,580
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Letter of Credit
As of September 30, 2013, the Company had a $40,000 irrevocable standby letter of credit with Credit Suisse AG available to secure the damages assessment in connection with the ITC litigation discussed in Legal Matters below, which the Company is in the process of appealing. The letter of credit expires on February 25, 2014 with provisions for automatic renewal. Upon draw down of funds, the letter of credit would be collateralized by securities held in the Company’s investment portfolios and reported in the Condensed Consolidated Balance Sheets within the caption “Cash and cash equivalents” and “Marketable securities.” No amounts were outstanding on the letter of credit as of, or during the nine months ended, September 30, 2013.
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in which the jury found that while the Company’s products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the scope of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales made after August 2007. The jury found that for sales made after August of 2007 the infringement was willful. On July 23, 2012, the District

Court, responding to post-trial motions filed by the Company and ITC related to the verdict and damages assessment, issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to sales of the products after 2007 and granted ITC’s motion for attorney's fees and prejudgment interest on the verdict and attorney’s fees. The District Court also enjoined the Company from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. The Company appealed the injunction as well as the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the Federal Court of Appeals.  In November 2013, the U.S. Federal Court of Appeals issued a ruling reversing the findings of infringement under the doctrine of equivalents and willfulness regarding the post-August 2007 products, vacating the damages awards regarding these products.  In addition, the Appeals Court vacated the award of attorney’s fees and remanded the matter to the District Court to reassess its findings on this issue in the absence of willfulness.  Finally, the Appeals Court affirmed the damages assessed against the pre-August 2007 products.  The Company is currently assessing its options regarding this final ruling as the Company believes that its position on the pre-2007 damages is meritorious and shall continue to vigorously pursue this matter.  With the Appeals Court ruling, Rudolph’s post-August 2007 products have been found to not have infringed ITC’s patent, literally or under the doctrine of equivalents, so therefore no damages are assessed against Rudolph for these products. With regard to products sold before August of 2007, it is probable that the Company could realize a loss in this matter for which the Company has estimated and recorded a liability of approximately $4,293 in “Other liabilities” in the Consolidated Balance Sheets. The maximum liability reasonably possible for the pre-August 2007 products is an additional $3,391 plus interest beyond the accrual. While the Company continues to believe that its current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, the Company reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court’s injunction.
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

NOTE 10.   Share-Based Compensation
Valuation Assumptions for Stock Options
For the nine month period ended September 30, 2013, there were no stock options granted. There were 10 stock options granted in the nine month period ended September 30, 2012. The fair value of each option was estimated on the date of grant for the granted options using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended
September 30,
2012
Expected life (years)	5.0
Expected volatility	86.1%
Expected dividend yield	—%
Risk-free interest rate	0.8%
Weighted average fair value per option	$5.77
As of September 30, 2013 and December 31, 2012, there was $1,277 and $1,813 of total unrecognized compensation cost related to stock options granted under the Company’s stock plans, respectively. That cost is expected to be recognized over a weighted average period of 3.3 years and 4.0 years for the respective periods.

Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the nine months ended September 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	1,380	$8.37
Granted	327	$12.40
Vested	(468)	$7.75
Forfeited	(54)	$9.50
Nonvested at September 30, 2013	1,185	$9.68
As of September 30, 2013 and December 31, 2012, there was $7,179 and $5,906 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.3 years and 2.0 years for the respective periods.

NOTE 11.   Other Expense (Income)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Foreign currency exchange losses (gains), net	$(4)	$357	(53)	$253
Total other expense (income)	$(4)	$357	$(53)	$253

NOTE 12.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income before income taxes	$37	$10,571	$1,114	$23,375
Provision (benefit) for income taxes	$(215)	$3,910	$(290)	$8,506
Effective tax rate	(581.1)%	37.0%	(26.0)%	36.4%
The income tax provision for the three and nine months ended September 30, 2013 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the nine months ended September 30, 2013 compared to the same period for the prior year are primarily due to anticipated generation of federal R&D credits for both 2012 and 2013 recognized in 2013, which were not available in the 2012 period as a result of legislation. The changes in the effective tax rate for the three months ended September 30, 2013 compared to the same period for the prior year are primarily due to the impact of tax credits and lower annual profit projections.
The Company currently has a partial valuation allowance recorded against certain deferred tax assets. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to closely monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a valuation allowance of $1,361 as of September 30, 2013 and December 31, 2012.
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

NOTE 13.   Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and nine months ended September 30, 2013, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 672 and 731, respectively, because their effect was antidilutive. For the three and nine months ended September 30, 2012, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share was 1,164 and 1,055, respectively, because their effect was antidilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be anti-dilutive.

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$252	$6,661	$1,404	$14,869
Denominator:
Basic earnings per share - weighted average shares outstanding	32,897	32,317	32,727	32,183
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	529	545	610	605
Diluted earnings per share - weighted average shares outstanding	33,426	32,862	33,337	32,788
Earnings per share:
Basic	$0.01	$0.21	$0.04	$0.46
Diluted	$0.01	$0.20	$0.04	$0.45

NOTE 14.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the unaudited Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income to our net income.
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2012	$985	$100	$1,085
Net current period other comprehensive loss	385	39	424
Reclassifications	—	—	—
Ending balance, September 30, 2013	$1,370	$139	$1,509

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
Systems and Software:
Inspection	$21,734	49%	$42,415	68%	$73,441	55%	$99,220	60%
Metrology	5,470	12%	6,892	11%	11,627	9%	25,911	16%
Lithography	3,618	8%	—	—%	7,318	6%	—	—%
Data Analysis and Review	4,724	11%	5,082	8%	13,737	10%	15,213	9%
Parts	5,235	12%	4,838	8%	16,036	13%	15,488	10%
Services	3,263	8%	2,925	5%	9,594	7%	8,355	5%
Total revenue	$44,044	100%	$62,152	100%	$131,753	100%	$164,187	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
United States	$13,484	$7,621	$32,962	$25,758
Taiwan	11,136	24,827	43,757	48,761
Japan	2,345	4,834	6,052	10,235
China	4,015	3,723	11,284	9,713
South Korea	1,928	4,707	6,995	30,042
Other Asia	5,552	9,413	14,127	19,415
Austria	128	2,169	588	9,749
Germany	1,771	1,401	4,242	3,142
Other Europe	3,685	3,457	11,746	7,372
Total revenue	$44,044	$62,152	$131,753	$164,187

Customers comprising 10% or more of revenue:

	Nine Months Ended
	September 30,
	2013	2012
Customer A	13.0%	6.4%
Customer B	11.2%	8.2%
Customer C	8.9%	10.3%
Customer D	1.9%	12.1%
Customer E	0.8%	11.8%

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements, including those concerning our business momentum and future growth, the benefit to customers and market acceptance of our products and customer service, our ability to deliver both products and services consistent with our customers’ demands and expectations and strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate, our anticipated revenue as a result of recent acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation, including ongoing litigation with ITC. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and /or front-end semiconductor market segments, our ability to successfully integrate recently acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions, and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Annual Report on Form 10-K”). The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our 2012 Annual Report on Form 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based

on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2012 Annual Report on Form 10-K.
See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on our financial position and results of operations.
Results of Operations for the Three and Nine Month Periods Ended September 30, 2013 and 2012
We are a worldwide leader in the design, development, manufacture and support of defect inspection, advanced packaging lithography, process control metrology, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of approximately 15% for 2014. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.0 at September 30, 2013, an increase from the book-to-bill ratio of 0.9 at December 31, 2012.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine month period ended September 30, 2013 and for the years ended December 31, 2012, 2011 and 2010, sales to customers that individually represented at least five percent of our revenues accounted for 41.1%, 50.9%, 43.6%, and 44.4% of our revenues, respectively.
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
The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Nine Months Ended
	September 30,	Years Ended December 31,
	2013	2012	2011	2010
Asia	62.4%	67.3%	51.3%	65.7%
Europe	12.6%	13.4%	20.4%	11.1%
Total international revenue	75.0%	80.7%	71.7%	76.8%
The sales cycle for our systems typically ranges from six to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.

Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $44.0 million and $131.8 million for the three and nine month periods ended September 30, 2013, compared to $62.2 million and $164.2 million for the three and nine month periods ended September 30, 2012, representing decreases of 29.1% and 19.8% in the year-over-year periods.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2013		2012		2013		2012
Systems and Software:
Inspection	$21,734	49%	$42,415	68%	$73,441	55%	$99,220	60%
Metrology	5,470	12%	6,892	11%	11,627	9%	25,911	16%
Lithography	3,618	8%	—	—%	7,318	6%	—	—%
Data Analysis and Review	4,724	11%	5,082	8%	13,737	10%	15,213	9%
Parts	5,235	12%	4,838	8%	16,036	13%	15,488	10%
Services	3,263	8%	2,925	5%	9,594	7%	8,355	5%
Total revenue	$44,044	100%	$62,152	100%	$131,753	100%	$164,187	100%

Total systems and software revenue decreased for the nine months ended September 30, 2013 compared to the nine month period ended September 30, 2012 due to decreased customer demand for our inspection and metrology systems as well as our software products. The decrease in customer demand for our products compared to the prior year period is due to a slowdown in capital equipment purchases by semiconductor manufacturers. This decrease in customer demand contributed to a lower number of inspection systems sold during the nine months ended September 30, 2013 as compared to the same period in the prior year. As a result, inspection systems revenue decreased $25.8 million for the 2013 period compared to the 2012 period. The number of metrology systems sold during the nine months ended September 30, 2013 was impacted by lower customer demand from the same period in the prior year, resulting in a decrease in metrology systems revenue of $14.3 million for the 2013 period. The year-over-year increase in lithography system revenue for the nine months ended September 30, 2013 of $7.3 million is due to our entrance into the lithography market during the 2013 period. The year-over-year decrease in data analysis and review software revenue for the nine months ended September 30, 2013 of $1.5 million is primarily due to decreased sales in licensing and consulting revenue.  As a result, the decrease in revenue for the 2013 period was caused by decreased volume rather than pricing changes as the average selling price of similarly configured systems has been consistent across the year-over-year periods. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 58% and 64% of total revenues for the three and nine month periods ended September 30, 2013, compared to 73% and 68% of total revenues for the three and nine month periods ended September 30, 2012.  The year-over-year increase in total parts and services revenue for the three and nine month periods ended September 30, 2013 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $8.0 million are recorded in the Condensed Consolidated Balance Sheets within the caption “Other current liabilities” at September 30, 2013 and primarily consist of $2.2 million for systems awaiting acceptance and outstanding deliverables and $5.8 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $22.5 million and $67.9 million for the three and nine month periods ended September 30, 2013, compared to $33.1 million and $87.1 million for the three and nine month periods ended September 30, 2012.  Our gross profit represented 51.0% and 51.5% of our revenues for the three and nine month periods ended September 30, 2013 and 53.3% and 53.1% of our revenues for the same periods in the prior year.  The decrease in gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2013 compared to the same period in the prior year is primarily due to product mix and lower system sales volume.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $10.5 million and $30.4 million for the three and nine month periods ended September 30, 2013, compared to $10.2 million and $29.4 million for the same periods in the prior year.  Research and development expense represented 23.7% and 23.1% of our revenues for the three and nine month periods ended September 30, 2013, compared to 16.5% and 17.9% of revenues for the prior year periods.  The year-over-year dollar increase for the three and nine month periods ended September 30, 2013 in research and development expenses primarily reflects the inclusion of research and development expenses generated at NanoPhotonics and Azores, which were acquired during the latter part of 2012, and our acquisition in the 2013 second quarter of Tamar Technology.
Selling, General and Administrative.     Our selling, general and administrative expense was $10.1 million and $30.8 million for the three and nine month periods ended September 30, 2013, compared to $10.3 million and $29.4 million for the same periods in the prior year.  Selling, general and administrative expense represented 22.8% and 23.4% of our revenues for the three and nine month periods ended September 30, 2013, compared to 16.6% and 17.9% of our revenues for the same periods in the prior year.  The year-over-year dollar increase for the three and nine month periods ended September 30, 2013 in selling, general and administrative expense was primarily due to the inclusion of selling, general and administrative expenses generated at NanoPhotonics and Azores, which were acquired in the latter part of 2012, and our acquisition in the 2013 second quarter of Tamar Technology.
Income Taxes.  For the three and nine month periods ended September 30, 2013, we recorded an income tax benefit of $0.2 million and $0.3 million, respectively, as compared to tax provisions of $3.9 million and $8.5 million for the same periods in the prior year. Our effective tax rate of (581.1)% differs from the statutory rate of 35% for the three months ended September 30, 2013 primarily due to the impact of tax credits on lower projected income for 2013. Our effective tax rate of (26.0)% differs from the statutory rate of 35% for the nine months ended September 30, 2013 primarily due to recording a discrete event for research and development tax credit for 2012. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law in January 2013. The provisions under this law were made retroactive to January 1, 2012. However, as a result of the law being signed in January 2013, the financial impact of any retroactive provision was recorded as a discrete item in the tax provision in the first quarter of 2013. Our effective tax rate approximates the statutory tax rate of 35% for the three and nine month periods ended September 30, 2012.
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
Litigation. As discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q (“Legal Proceedings”), we are subject to legal proceedings and claims, which includes, among other things, our on-going litigation with ITC in a patent infringement action related to the predictive scrub feature of our PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products in which we were the defendants. See Part II, Item 1 of this Quarterly Report on Form 10-Q (“Legal Proceedings”) for a discussion of this action and the District Court’s adverse order affirming the jury award and ordering other relief in this matter and the ruling obtained from the U.S. Federal Court of Appeals. In the event that the ultimate decision in the ITC Litigation results in a judgment of damages against us at the high end of the identified ranges, such result will have a material impact on our results of operations and may also have a material impact on our liquidity and financial condition.
Liquidity and Capital Resources
At September 30, 2013, we had $158.6 million of cash, cash equivalents and marketable securities and $256.4 million in working capital.  At December 31, 2012, we had $169.2 million of cash, cash equivalents and marketable securities and $251.5 million in working capital.
Operating activities used $4.0 million in cash and cash equivalents for the nine month period ended September 30, 2013.  The net cash and cash equivalents used in operating activities during the nine month period ended September 30, 2013 was primarily a result of an increase in inventory of $10.6 million, a decrease in other current liabilities of $4.5 million, an increase in prepaid expenses and other assets of $3.0 million and an increase in accounts receivable of $1.9 million, partially offset by an increase in accounts payable and accrued liabilities of $1.7 million, and net income adjusted to exclude the effect of non-cash operating charges of $14.2 million. Operating activities provided $15.8 million in cash and cash equivalents for the nine month period ended September 30, 2012. The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2012 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $27.0 million, an increase in accounts payable and accrued liabilities of $11.6 million, and an increase in other current liabilities of $11.3 million, partially offset by an increase in accounts receivable of $19.8 million, an increase in inventory of $9.8 million, and an increase prepaid expenses and other assets of $4.7 million.

Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2013 of $17.4 million was due to the purchase of marketable securities of $81.7 million, capital expenditures of $4.0 million, and purchase of business of $3.4 million, partially offset by the proceeds from sales of marketable securities of $71.7 million.  Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2012 of $6.6 million was due to the purchase of marketable securities of $70.6 million, the purchase of business of $7.9 million, and capital expenditures of $1.3 million, partially offset by the proceeds from sales of marketable securities of $73.2 million.
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
As of September 30, 2013, we had a $40 million irrevocable standby letter of credit available with Credit Suisse AG which is required to secure the damages assessment in connection with the ITC litigation discussed in Part II, Item 1 in this Quarterly Report on Form 10-Q (“Legal Proceedings”). The letter of credit expires on February 25, 2014 with provisions for automatic renewal. Upon draw down of funds, the letter of credit would be collateralized by securities held in our investment portfolios and reported in the Condensed Consolidated Balance Sheets within the caption “Cash and cash equivalents” and “Marketable securities.” No amounts were outstanding on the letter of credit as of, or during the three and nine months ended, September 30, 2013.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal and corporate bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of September 30, 2013, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at September 30, 2013 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $0.2 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in Other expense (income) in the Condensed Consolidated Statements of Operations each reporting period. As of September 30, 2013, we had three forward contracts outstanding with a total notional contract value of $0.5 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures
We maintain a set of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.
Scope of the Controls Evaluation
The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, if any, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by other personnel in our accounting, finance and legal functions. The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them on an ongoing basis as necessary. A control system can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.
Conclusions
As of September 30, 2013, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
From time to time, we are subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 infringed the ITC patent. In December 2011, a trial verdict was rendered in which the jury found that while our products manufactured after August of 2007 did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the scope of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15.5 million to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales made after August 2007. The jury found that for sales made after August of 2007 the infringement was willful. On July 23, 2012, the District Court, responding to post-trial motions filed by us and ITC related to the verdict and damages assessment, issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to sales of the products after 2007 and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. The District Court also enjoined us from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. We appealed the injunction as well as the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the Federal Court of Appeals.  In November 2013, the U.S. Federal Court of Appeals issued a ruling reversing the findings of infringement under the doctrine of equivalents and willfulness regarding the post-August 2007 products, vacating the damages awards regarding these products.  In addition, the Appeals Court vacated the award of attorney’s fees and remanded the matter to the District Court to reassess its findings on this issue in the absence of willfulness.  Finally, the Appeals Court affirmed the damages assessed against the pre-August 2007 products.  We are currently assessing our options regarding this final ruling as we believe that our position on the pre-2007 damages is meritorious defenses and shall continue to vigorously pursue this matter.  With the Appeals Court ruling, our post-August 2007 products have been found to not have infringed ITC’s patent, literally or under the doctrine of equivalents, so therefore no damages are assessed against us for these products.  With regard to products sold before August of 2007, it is probable that we could realize a loss in this matter for which we have estimated and recorded a liability of approximately $4.3 million in “Other liabilities” in the Consolidated Balance Sheets. The maximum liability reasonably possible for the pre-August 2007 products is an additional $3.4 million plus interest beyond the accrual. While we continue to believe that our current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, we reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court’s injunction.
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

Item 1A.    Risk Factors
There were no material changes to our risk factors as discussed in Part I, Item 1A - Risk Factors in our 2012 Annual Report on Form 10-K.

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
3.1
Restated Certificate of Incorporation of Registrant, as amended (Conformed Version) (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, No. 000-27965).

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

Rudolph Technologies, Inc.
Date:	November 6, 2013	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	November 6, 2013	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of Registrant, as amended (Conformed Version) (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, No. 000-27965).

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