Form 10-K
period 2013-12-31
RUDOLPH TECHNOLOGIES INC
filed 2014-02-27
CIK 1094392

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Registrant’s telephone number, including area code: (973) 691-1300
_____________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share (including attached Series A Junior Participating Preferred Stock Purchase Rights)	New York Stock Exchange (NYSE)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2013 of $11.20 was approximately $350,859,510.
The registrant had 32,954,404 shares of Common Stock outstanding as of February 6, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 21, 2014.

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
The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and /or front-end semiconductor market segments, our ability to successfully integrate recently acquired businesses, including Tamar Technology and Azores Corporation, into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisition, and the “Risk Factors” set forth in Item 1A. You should carefully review the cautionary statements and “Risk Factors” contained in this Annual Report on Form 10-K. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission.

PART I

Item 1.	Business.

General
Rudolph Technologies, Inc. is a worldwide leader in the design, development, manufacture and support of defect inspection, advanced packaging lithography, thin film metrology, and data analysis systems and software used by microelectronics device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions to enhance productivity and achieve significant cost savings. Rudolph systems are backed by worldwide customer service and applications support.
Driven by market demand for 3D measurement capability in advanced packaging applications, Rudolph acquired selected assets of Tamar Technology (“Tamar”), a precision metrology company, of Newbury Park, CA, in April 2013. Tamar’s measurement technology is well recognized within the semiconductor industry and was already in use at a number of major manufacturers. Rudolph has integrated the 3D measurement capability into its defect inspection platform for a combined inspection and metrology system, the NSX® Metrology Series, to meet our customers’ need for throughput and process integration in high-volume production advanced packaging applications.
In 2013 Rudolph earned certification to ISO 9001:2008 from SAI Global, an accredited registrar, for its quality management system and shared services corporate departments at its inspection, metrology and software business unit locations. The rigorous certification process reinforces the Company’s commitment to providing the best quality products and services to its customers for the design, manufacture, sale and support of capital equipment and process control software used for inspection, metrology, yield analysis and control of semiconductor and related device manufacturing processes. The Company will pursue ISO 9001:2008 registration for its new lithography systems group in 2014.
Two acquisitions in 2012 strengthened Rudolph’s established presence in Integrated Circuit and Flat Panel Display (“FPD”) manufacturing by adding to its substantial intellectual property portfolio. In June, the Company acquired specific assets and liabilities of NanoPhotonics GmbH, Mainz, Germany (“NanoPhotonics acquisition”) and added unpatterned wafer inspection to its product offering. In December, the Company acquired Azores Corporation, Wilmington, Massachusetts, (“Azores acquisition”) and announced entry into the advanced packaging and FPD lithography markets. Prior to the acquisition, Rudolph partnered with Azores (a manufacturer of lithography steppers for the FPD industry) to design and build a lithography stepper for the semiconductor advanced packaging market. The first system shipped to a major Outsourced Assembly and Test (“OSAT”) customer in the fourth quarter of 2012.

Industry Trends
Advanced Packaging is a key technology that enables the miniaturization of electronic products, such as portable consumer devices, including smartphones and laptops. In electronics manufacturing, integrated circuit packaging is the final stage of semiconductor device fabrication, in which the tiny block of semiconducting material (die) is encased in a supporting package that provides an external electrical connection and prevents physical damage and corrosion.  Packaging refers loosely to the conductors and other structures that interconnect the circuits, feed them with electric power, discharge their heat and protect them from damage.  Today, the drive to pack more functions into a small space and reduce their power requirements demands that chip packages do much more than ever before. Examples of advanced packaging are varied and include flip-chip bumping, pillar bumping, wafer-level chip scale packaging and 3D packaging.
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
The current and projected adoption of smart mobile devices drives designed-in capability. There are no longer single function devices, but instead, various devices have been combined to provide multiple functions.  For example, smart phone users no longer need a GPS, digital camera and PDA. With the addition of a myriad of available “apps,” the potential uses seem endless.  As a result, advancements in mobile products are driving semiconductor advanced packaging and display manufacturers to implement next-generation technologies to meet the resulting requirements.  This technology shift has created multiple opportunities for Rudolph solutions.
Panel Lithography. Scalable technology is rapidly increasing in importance. Advanced packaging facilities looking to improve cost of ownership (COO) and increase productivity are transitioning to large panels ranging up to Gen 3.5 (approximately 650mm x 720mm). Traditional technology has been limited to standard wafer sizes. However, with companies progressively moving to fan-out packages, they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, Rudolph is optimally positioned to capitalize on the emerging market of advanced packaging panel lithography. The JetStep™ Panel Lithography System, having emerged from the flat panel display market, is readily capable of processing both glass and organic laminate panels in the semiconductor advanced packaging market.

450mm Wafer Transition. Multiple Rudolph systems continue to support 450mm wafer processing research and development. Our latest-generation defect inspection and thin film metrology tools are designed to increase the value of inspection and metrology data to improve process yields and profitability as the industry moves toward a full 450mm production ramp.

Technology
We believe that our expertise in engineering and our continued investment in research and development enable us to rapidly develop new technologies and products in response to emerging industry trends. The breadth of our technology enables us to offer a diverse combination of measurement technologies that provide process control for the majority of thin films used in semiconductor manufacturing. Unique features have been designed into our lithography systems to meet our customers’ changing process requirements. Our defect detection and classification technologies allow us to provide yield enhancement for critical front-end processes such as photolithography, diffusion, etch, CMP and outgoing quality control. Information learned through post-fab inspection is critical. Advanced macro defect inspection within the final manufacturing (back-end) process provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality.
Inspection Business
Inspection Systems. Chip manufacturers deploy advanced macro defect inspection throughout the fab to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the F30™ and NSX® inspection systems are found in wafer processing (front-end) and final manufacturing (back-end) facilities around the world. These high-speed tools incorporate features such as waferless recipe creation, tool-to-tool correlation and multiple inspection resolutions. In addition to wafer frontside inspection, Rudolph’s innovative Explorer Inspection Cluster incorporates wafer edge and backside inspection in one integrated platform to enhance productivity and continuously improve fab yield. New products added in 2013 include the NSX Metrology Series for advanced packaging manufacturers and the NSX 220 System for fast, easy defect inspection at traditional back-end facilities. Using products such as Discover® and Genesis® yield management software, the vast amount of data gathered through automated inspection can be analyzed and classified to determine trends that ultimately affect yield.
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
 Automated Defect Detection and Classification. Automating the defect detection and classification process is best done by a system that can mimic, or even extend, the response of the human eye, but at a much higher speed, with high resolution and more consistency. To do this, our systems capture full-color whole wafer images using simultaneous dark and bright field illumination. The resulting bright and dark field images are compared to those from an “ideal” wafer having no defects. When a difference is detected, its image is broken down into mathematical vectors that allow rapid and accurate comparison with a library of known classified defects stored in the tool’s database. Patented and proprietary enhancements of this approach enable very fast and highly repeatable image classification. The system is pre-programmed with an extensive library of default local, global and color defects and can also absorb a virtually unlimited amount of new defect classes. This allows customers to define defects based on their existing defect classification system, provides more reliable automated rework decisions and enables more accurate statistical process control data.
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
 Yield Analysis. Using wafer maps, charts and graphs, the vast amounts of data gathered through automated inspection can be analyzed to determine trends across bumps, die, wafers and lots. This analysis may determine where in the process a variation is being introduced, allowing for enhancements to be made and yields improved. Defect data analysis is performed to identify, analyze and locate the source of defects and other manufacturing process excursions. Using either a single wafer map or a composite map created from multiple wafer maps, this analysis enables identification of defect patterns and distribution. When combined with inspection data from strategically-placed inspection points, this analysis may pinpoint the source of the defects so corrective action can be taken.
 Probe Card Test and Analysis. The combination of Fast 3D-OCM® (optical comparative metrology) Technology with improved testing accuracy and repeatability is designed to reduce total test time for even the most advanced large area probe cards. 3-D capabilities enable users to analyze probe marks and probe tips in a rapid and information-rich format.
Lithography Business
Step and Repeat Technology. Rudolph steppers use projection optics to expose circuit patterns from a mask or reticle onto a substrate to achieve images with optimal fidelity. These systems employ light from a mercury arc lamp that is transmitted through a mask or reticle containing display circuit patterns. Substrates are aligned on the system and the mask is imaged through a projection lens in photoresist material coated on the substrate. The substrate is then moved, or “stepped,” to a second position to expose an adjacent area. Images can be “stitched” together precisely to form larger circuit patterns without any noticeable change in circuit performance. The system repeats the step and exposure process until the entire substrate is patterned. Once the exposure process has been completed, the substrate is developed with an alkali solution, such as Tetramethylammonium Hydroxide (“TMAH”) or sodium hydroxide (“NaOH”), to reveal the underlying material. The imaged photoresist serves as a barrier that allows for processing the underlying metal or insulating layers. The substrates then continue through the etching, stripping and deposition processes until multi-layer circuits are completed.
Advanced Packaging Lithography Systems. In order to deal with increased Input/Output, enhanced functionality, power efficiency and higher frequency, Integrated Device Manufacturers and OSATs are moving to advanced packaging technologies such as Through Silicon Via (“TSV”) and 3D.  However, the associated substrates and processes are significantly different than those used in front-end wafer processing.  The added performance requires finer features, but the processes stress the substrates resulting in warped substrates.  Since most packaging is an additive process, thick films are used to enable the creation of features.  In order for equipment to effectively function in this environment, it must overcome these challenges. The Rudolph JetStep™ System has been specifically designed to meet these challenges head on. A large printable field combined with user-selectable wavelength options maximizes throughput while not limiting resolution when needed.  High fidelity optics are able to image the fine features required while at the same time achieving superior depth of field to minimize non-flatness effects.  On-the-fly auto focus and an innovative reticle management system improve yield and utilization. These unique features result in a revolutionary lithography system specifically designed to meet advanced packaging challenges.
Flat Panel Display (FPD) Lithography. A critical aspect of any leading mobile device is the display. The display serves as the window to the user. Therefore, it must effectively present graphics such as detailed maps, high resolution photos and streaming video in order to meet user expectations. To accomplish this, the display transistor backplane, which is what controls the pixels, must operate at a high frequency and have high pixel resolution.  As a result, the transistors must have high mobility and only use a small portion of the pixel aperture. The backplane is manufactured on a sheet of glass; like the packaging substrate, it is non-flat and tends to distort further during processing. Additionally, the displays are getting larger. Manufacturers are looking to utilize larger sheets of glass, making throughput a challenge for the lithography equipment.  To overcome this, Rudolph’s PanelPrinter™ 9200 uses high-fidelity optics and the largest printable stepper field available enabling more displays per shoot. This feature, combined with on-the-fly auto-focus and magnification compensation, maximizes throughput and yield.  Finally, the innovative grid stage allows the system to be easily scaled to meet the customer desired substrate size.

Metrology Business
Transparent Film Metrology. Rudolph’s patented transparent film technology uses up to four lasers operating simultaneously at multiple angles and multiple wavelengths, providing powerful analysis and measurement capabilities. Unlike the white-light sources used in spectroscopic ellipsometers, laser light sources make our metrology tools inherently stable, increase measurement speed and accuracy, and reduce maintenance costs by minimizing the time required to re-qualify a light source when it is replaced. New in 2013, Rudolph’s S3000SX™ System is targeted for transparent films in advanced semiconductor fabrication applications at the 28nm node and below. This latest addition to the S3000 product family uses Rudolph’s proprietary focused beam ellipsometry (FBE) and newly-designed small site measurement optics (SSMO) to measure the thickness of single layer and multi-layer films on product wafers including device area at site sizes as small as 30x30 nanometers.
Opaque Film Metrology. The MetaPULSE® System gives customers the ability to simultaneously measure the thickness and other properties of up to six metal or other opaque film layers in a non-contact manner on product wafers. PULSE™ Technology uses an ultra-fast laser to generate sound waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, sending back to the surface an echo that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can non-destructively measure opaque thin-film stacks with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures. The MetaPULSE® System, used mainly for fast and accurate measurements of metal interconnect in front-end wafer processing applications, has now been chosen by back-end manufacturers to perform system measurements in new process applications, driven by the need for on-product metrology as feature sizes decrease and pattern densities increase. In addition, the MetaPULSE FP system was selected during 2012 by a major manufacturer of flat panel displays to measure critical thickness of metal layers deposited during the manufacturing process and this relationship continues through 2013.
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
Ellipsometry. Ellipsometry is a non-contact, non-destructive optical technique for transparent thin film measurement. We have been an industry leader in ellipsometry technology for the last three decades. We hold patents on several ellipsometry technologies, including our proprietary technique that uses four lasers for multiple-angle of incidence, multiple wavelength ellipsometry. Laser ellipsometry technology is intended to enable our transparent film systems to provide the increasingly higher level of accuracy needed as thinner films and newer materials are introduced for future generations of semiconductor devices. We extended this same optical technology to characterize the scatterometry signal from patterned surfaces, allowing measurement of critical dimensions.
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

Yield Management and Process Control Software
Process Control. We provide a wide range of advanced process control solutions, all designed to improve factory profitability, including run-to-run control, fault detection, classification and tool automation. Rudolph is a leading provider of Process Control Software in the semiconductor industry. Advanced Process Control (“APC”) employs software to automatically detect or predict tool failure (fault detection) as well as calculate recipe settings for a process that will drive the process output to target despite variations in the incoming material and disturbances within the process equipment. Process control software enables the factory to increase capacity and yield and to decrease rework and scrap. It enables reduced production costs by lowering consumables, process engineering time and manufacturing cycle time.
Data Analysis & Review Software. Rudolph has a comprehensive offering of process control software solutions for semiconductor, solar and LED manufacturing.

Products
Rudolph markets and sells products to major logic, memory, data storage, flat panel and application-specific integrated circuit (“ASIC”) device manufacturers. Our customers rely on us for versatile inspection, lithography and metrology systems as well as process control software solutions. These systems are designed for high-volume production facilities and offer automated wafer handling for 200, 300 and 450mm configurations. Our systems operate at high throughput with ultra-clean operation and high reliability.

INSPECTION & TEST SYSTEMS
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
AXi™ Inspection Module	2003	—	Advanced detection of defects >0.5 micron
		—	Inspection of patterned and unpatterned wafers
		—	In line, high-speed, 100% inspection	X
F30™ Inspection Module	2011	—	5-objective turret enables resolution throughput flexibility
		—	Speeds up to 150wph
		—	Multiple resolutions; TSV sensor capability
		—	Waferless recipe creation
		—	Tool matching	X
E30™ Inspection Module	2003	—	2D defect detection of the wafer’s edge
		—	Metrology of edge feature
		—	Incorporated into the Explorer Cluster	X	X
B30™ Inspection Module	2003	—	2D defect detection of the wafer’s backside
		—	Darkfield, brightfield and color imaging
		—	2D defect detection of the wafer’s backside	X	X
Explorer® Inspection Cluster	2009	—	A family of multi surface inspection tools, using one or more inspection modules
		—	Automated handling platform
		—	Intelligent wafer scheduling	X
NSX® Inspection System	1997	—	Fully automated defect detection >0.5 micron
		—	2D wafer, die & bump inspection
		—	In line, high-speed, 100% inspection		X

INSPECTION & TEST SYSTEMS (continued)
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
NSX® Metrology System	2013	—	Fully automated defect detection and metrology
		—	Wafer level packaging and TSV metrology
		—	In line, high-speed, 100% defect inspection		X
Wafer Scanner™ Inspection System	1999	—	2D/3D bump dimensional inspection
		—	2D bump/surface defect inspection
		—	In line, high-speed, 100% inspection		X
PrecisionWoRx® System	2008	—	Probe card test & analysis
		—	Configurable channels
		—	High load forces		X
ProbeWoRx® System	2003	—	Probe card production metrology
		—	3D Optical Comparative Metrology
		—	High-speed test times
		—	Automated, one-touch measurements		X
WaferWoRx® System	2006	—	Probing process analysis
		—	3D probe tip analysis
		—	Proprietary, advanced software		X
AWX™ Series	2011	—	All-surface, unpatterned wafer inspection
		—	Modular platform; wafer transfer and sorting capability
		—	Includes automatic defect classification
		—	450mm ready	X
Reflex TT™	2000	—	Manual load bare wafer inspection
		—	Detects particles, scratches, area defects
		—	50mm up to 450mm substrates	X
AMX™ 6000 Series	2011	—	Automated mask blank inspection
		—	High throughput; 45 mask blanks per hour
		—	Particle sensitivity down to 90nm LSE	X
Reflex TT™ MBI	2004	—	Manual load mask inspection
		—	Ideal for R&D, process and tool development labs
		—	Laser darkfield technology	X

LITHOGRAPHY SYSTEMS
Type of Fab
	First			Flat Panel	Final
Product	Introduced			Display	Manufacturing
JetStep™ Lithography System	2012	—	Designed to meet advanced packaging requirements
		—	High throughput, diverse product mix, and tighter overlay
		—	Finer resolution with superior depth of focus		X
JetStep™ Panel Lithography System	2013	—	Designed to meet advanced packaging requirements
		—	Supports panel lithography for fan-out packaging (up to Gen 3.5 panels)
		—	Largest printable field of view (160mm lens field size)		X
PanelPrinter™ 6700 FPD Photolithography Stepper	2006	—	Optimal throughput and resolution in Gen 3.5 configuration
		—	High resolution imaging, 5um - 2.0um
		—	Real-time auto focus measurement	X
PanelPrinterTM 9200 FPD Photolithography Stepper	2007	—	Step and repeat printer for Gen 4.5 substrates
		—	Automated substrate alignment
		—	Largest printable field high fidelity projection lens and illumination system	X

METROLOGY SYSTEMS
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
MetaPULSE® System	1997	—	Non-contact system for thin opaque films
		—	Patented Picosecond Ultrasonic Laser Sonar Technology (PULSE™)
		—	Designed for advanced copper and non-copper applications
		—	Improved throughput and repeatability	X	X
S3000™ System	2006	—	Superior accuracy for transparent film measurements
		—	Incorporates ellipsometry technology for transparent film application
		—	Optimized price/performance for fabwide applications
		—	Available with pattern recognition software
		—	Enhanced data review mode	X

DATA ANALYSIS & REVIEW SOFTWARE
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
ARTIST® Software	2003	—	Real-time monitoring software
		—	Enables development of human-readable models
		—	Frees users from manual monitoring
		—	Minimize scrap and rework	X	X
AutoShell® Software	1998	—	Equipment automation software that interfaces to both tools and external resources	X	X
ControlWORKS® Software	1994	—	Designed to control process equipment
		—	Minimizes the expense and time-to-market associated with developing control applications	X
Discover® Software	2007	—	Fabwide software for archival and retrieval of process related data
		—	Facilitates root cause analysis, yield enhancement and yield learning	X	X
Discover® Enterprise Software	2005	—	In line, all surface defect analysis and data management
		—	Trend analysis and visualization tools
		—	Wafer maps visualize all-surface defects
		—	Identifies root cause of defects and process excursions	X	X
Discover Solar™ Software	2008	—	Helps photovoltaic (PV) cell manufacturers reduce manufacturing costs and increase average cell efficiencies
		—	Designed for high volume c-Si cell and thin film production
		—	Controls and optimizes the performance of the line	X	X
GateWay™ Software	2003	—	Intercepts message traffic between the equipment and the host
		—	Preserves value of existing automation investments
		—	Increases reliability and function with zero development time
		—	Diagnostic tool for solving communication problems
		—	Connects applications to tools	X	X

DATA ANALYSIS & REVIEW SOFTWARE (continued)
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
HarmonyASR™ Software	2005	—	Off line defect review and classification
		—	Defects displayed in real time
		—	Rapid classification of unknown defects; review of previously-classified defects	X	X
Process Sentinel® Software	2006	—	Fabwide spatial process control system
		—	Traces patterns back to yield-killing process issues
		—	Combined defect and sort solution
		—	Quickly isolates systemic faults
		—	Advanced segmentation and wafer stacking capability	X
ProcessWORKS® Software	1998	—	Advanced process control software deployed in CMOS, high-mix ASIC, memory and disk head fabs
		—	Proven in all major process areas	X
RecipeWORKS™ Software	1998	—	Reduces impact on tool time
		—	Stores recipes in a central repository
		—	Enables engineers to manage recipes remotely
		—	Allows users to setup security
		—	Accepts settings from any run-to-run control application	X	X
TrackWORKS® Software	1998	—	Configures and schedules preventive maintenance
		—	View factory entities using operator-defined parameters	X
TrueADC® Enterprise Software	2007	—	Serving the entire fab
		—	Defect classification with a high level of accuracy
		—	Ensures database lookup, classification and timely response to the tool
		—	Minimum impact to throughput	X	X
Yield Optimizer™ Software	2006	—	Builds predictive models
		—	Optimizes yield and reduces excursions
		—	Identifies the most critical metrology measurements for controlling yield	X
Genesis® Software	1997	—	Data acquisition and integration
		—	Data mining
		—	Parametric analysis	X

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
 We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2011, 2012 and 2013, sales to end user customers that individually represented at least five percent of our revenues accounted for 43.6%, 50.9% and 41.6% of our revenues, respectively.

The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year Ended December 31,
2011	2012	2013
Infineon Technologies	Samsung Semiconductor Inc.	Intel Semiconductor Inc.
Samsung Semiconductor Inc.	Advanced Semiconductor Engineering, Inc.	STATS ChipPAC Ltd.
No other individual end user customer accounted for more than 10% of our revenues in 2011, 2012 and 2013. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

Research and Development
The markets for equipment and systems for manufacturing semiconductor devices and for performing macro-defect inspection, advanced packaging lithography and thin film transparent and opaque process control metrology are characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. As of December 31, 2013, we employed 169 research and development personnel.
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
Our research and development expenditures in 2011, 2012 and 2013 were $36.3 million, $39.3 million and $40.0 million, respectively. We plan to continue our strong commitment to new product development and continue to allocate significant resources to these efforts in the future.

Sales, Customer Service and Application Support
We maintain an extensive network of direct sales, customer service and application support offices in the United States, Europe and Asia.
We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers’ operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our training facilities in Bloomington, Minnesota and Budd Lake, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations. As of December 31, 2013, we employed 294 sales and marketing, service and applications support personnel.

Manufacturing
Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facilities in Bloomington, Minnesota and Wilmington, Massachusetts. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing, as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We continue to rely on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner. As of December 31, 2013, we employed 84 manufacturing personnel.
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

Intellectual Property
We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2013, we have been granted, or hold exclusive licenses to, 251 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2014 to 2031. We also have 112 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of macro-defect detection and classification, transparent thin film measurement and altered material characterization.
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

Backlog
We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which the customer has assigned a purchase order number and for which delivery is anticipated within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2013, we had a backlog of approximately $30.8 million compared with a backlog of approximately $27.2 million at December 31, 2012.

Employees
As of December 31, 2013, we had 615 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

Available Information
We were incorporated in New Jersey in 1958 and reincorporated in Delaware in 1999. The Internet website address of Rudolph Technologies, Inc. is http://www.rudolphtech.com. The information on our website is not incorporated into this Annual Report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and any amendments to those reports) are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. All filings we make with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.
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
Our customers may be unable to pay us for our products and services
Our customers include some companies that may from time to time encounter financial difficulties, especially in light of the current economic environment and the difficulties in the credit markets. If a customer’s financial difficulties become severe, the customer may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. The bankruptcy of a customer with a substantial account receivable could have a material adverse effect on our financial condition and results of operations. In addition, if a customer declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.
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

•	the efforts of our sales force;

•	the complexity of the customer’s fabrication processes;

•	the internal technical capabilities and sophistication of the customer;

•	the customer’s budgetary constraints; and

•	the quality and sophistication of the customer’s current metrology, inspection or lithography equipment.
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
Some of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices
The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA-Tencor, Camtek and Ultratech. We compete to a lesser extent with companies such as Nanometrics and Nikon. Each of our products also competes with products that use different metrology, inspection or lithography techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.
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
Because of the high cost of switching equipment vendors in our markets, it is sometimes difficult for us to win customers from our competitors even if our systems are superior to theirs
We believe that once a semiconductor device manufacturer has selected one vendor’s capital equipment for a production-line application, the manufacturer generally relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor’s equipment, for the life of the application. Once a vendor’s equipment has been installed in a production line application, a semiconductor device manufacturer must often make substantial technical modifications and may experience production-line downtime in order to switch to another vendor’s equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer’s expense of switching to our systems, it will be difficult for us to achieve significant sales to that manufacturer once it has selected another vendor’s capital equipment for an application.
We must attract and retain key personnel with knowledge of semiconductor device manufacturing and inspection, metrology or lithography equipment to help support our future growth, and competition for such personnel in our industry is high
Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel, each of whom would be extremely difficult to replace, could harm our business and operating results. Although we have employment and noncompetition agreements with key members of our senior management team, including Messrs. McLaughlin and Roth, these individuals or other key employees may still leave us, which could have a material adverse effect on our business. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.
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
If we cannot effectively manage growth, our business may suffer
Over the long-term, we intend to seek to grow our business by increasing our sales efforts and completing strategic acquisitions. To effectively manage growth, we must, among other things:

•	engage, train and manage a larger sales force and additional service personnel;

•	expand the geographic coverage of our sales force;

•	expand our information systems;

•	identify and successfully integrate acquired businesses into our operations; and

•	administer appropriate financial and administrative control procedures.
Growth of our business will likely place a significant strain on our management, financial, operational, technical, sales and administrative resources. Any failure to effectively manage our growth may cause our business to suffer and our stock price to decline.
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
Turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity
During recent years, global credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by tightening of the credit markets, weakening of the global economy and an unprecedented level of intervention from the United States and other governments. Adverse economic conditions, such as sustained periods of economic uncertainty or a crisis in the financial markets may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from trade creditors were to be impaired. In addition, a worsening economy or an economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.
Our debt service obligations may adversely affect our financial condition and cash flows from operations
As a result of our sale of $60.0 million of 3.75% convertible senior notes on July 25, 2011 (the “Notes”), we now have long-term debt.
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

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The first such report is required to be filed with the SEC by May 31, 2014. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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
Our future rate of growth is highly dependent on the development and growth of the market for microelectronic device inspection, lithography and metrology equipment
We target our products to address the needs of microelectronic device manufacturers for defect inspection, metrology and lithography. If for any reason the market for microelectronic device inspection, lithography or metrology equipment fails to grow in the long term, we may be unable to maintain current revenue levels in the short term and maintain our historical growth in the long term. Growth in the inspection market is dependent to a large extent upon microelectronic manufacturers replacing manual inspection with automated inspection technology. Growth in the metrology market is dependent to a large extent upon new chip designs and capacity expansion of microelectronic manufacturers. There is no assurance that manufacturers will undertake these actions at the rate we expect.
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

Our stock price is volatile
The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2009 through the end of fiscal year 2013, our stock price fluctuated between a high of $14.10 per share and a low of $1.95 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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
In addition, the stock market has recently experienced significant price and volume fluctuations. These fluctuations have particularly affected the market prices of the securities of high technology companies like ours. Any such market fluctuations in the future could adversely affect the market price of our common stock.

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

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Flanders, New Jersey	Executive Office	20,000	Owned
Budd Lake, New Jersey	Engineering and Service	61,500	2016
Bloomington, Minnesota	Engineering, Manufacturing and Service	98,500	2019
Tewksbury, Massachusetts	Engineering and Service	7,000	2017
Wilmington, Massachusetts	Engineering, Manufacturing and Service	43,000	2019
Richardson, Texas	Engineering	21,000	Owned
Bohemia, New York	Engineering	6,000	2016
Snoqualmie, Washington	Engineering and Service	27,000	2018
Newbury Park, California	Engineering and Service	3,000	2014
Tianjin, China	Engineering	5,000	2014
Hsin-Chu, Taiwan	Sales and Service	10,500	2014
Takatsu, Japan	Sales and Service	3,500	2015
Sungnam-si, South Korea	Sales and Service	9,000	2017
Shanghai, China	Sales and Service	2,500	2016
Singapore	Sales and Service	2,500	2016
Scotland, United Kingdom	Sales and Service	1,000	2014
Mainz, Germany	Engineering, Sales and Service	6,500	2015
We also lease office space for other smaller sales and service offices in several locations throughout the world.
We believe that our existing facilities and capital equipment are adequate to meet our current requirements, and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 (the “pre-August 2007 tools”) infringed the ITC patent. At trial in December of 2011, a trial verdict was rendered in which the jury found that while our products manufactured after August of 2007 (the “post-August 2007 tools”) did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15.5 million to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales for pre-August 2007 tools. The jury found that for the sales of the post-August 2007 tools, the infringement was willful. On July 23, 2012, the District Court issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to post-August 2007 tool sales and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. At that time, the District Court also enjoined us from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. We appealed the injunction, the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the U.S. Federal Court of Appeals and thereafter in June of 2013, the patent expired. On November 4, 2013, the U.S. Federal Court of Appeals issued a ruling which reversed the judgment of infringement against all post-August 2007 tools, reversed the finding of willfulness, vacated the treble damages award, vacated the award of attorney’s fees and costs, remanded the issue back to the District Court for further review, and affirmed the award of damages and interest for the pre-August 2007 tools. As a result, the matter is resolved with regard to the alleged infringement of the post-August 2007 tools. With regard to the damages assessment against the pre-August 2007 tools, we believe that we have meritorious defenses and shall continue to vigorously prosecute our appeal regarding this issue. However, it is probable that we could realize a loss in this matter regarding the pre-August 2007 tools for which we have estimated and recorded a liability of approximately $4.3 million in “Other liabilities” in the Consolidated Balance Sheets. The maximum liability reasonably possible for the pre-August 2007 products, including damages and interest is an additional $6.3 million plus attorney’s fees beyond the accrual. While we continue to believe that our current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, we reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court’s injunction.
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

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On December 16, 2013, we transferred the listing of our Common Stock from the NASDAQ Global Select Market to the New York Stock Exchange (NYSE). Our Common Stock is traded under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the NYSE Composite Index, the NASDAQ Composite Index and a custom peer group for the period commencing on December 31, 2008 and ending on December 31, 2013. The peer group is comprised of capital equipment manufacturers for the semiconductor industry with relatively comparable revenues and market capitalizations to that of the Company. The peer group was recommended by a global management consulting firm. The companies included in the peer group are MKS Instruments, Inc., FEI Company, Brooks Automation, Inc., Veeco Instruments, Inc., Cabot Microelectronics Corporation, ATMI, Inc., FormFactor, Inc., Axcelis Technologies, Inc., Advanced Energy Industries, Inc., Cohu, Inc., EMCORE Corporation, Mattson Technology, Inc., LTX-Credence, Corporation, Nanometrics, Incorporated, Ultratech, Inc., PDF Solutions, Inc. and AXT, Inc.
The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph assumes that $100 was invested on December 31, 2008 in the Company’s Common Stock in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. The Company operates on a 52-week calendar year.

	12/08	12/09	12/10	12/11	12/12	12/13
Rudolph Technologies, Inc.	100.0	190.37	233.14	262.32	380.74	332.58
NYSE Composite	100.0	128.95	146.69	141.46	164.45	207.85
NASDAQ Composite	100.0	145.34	171.70	170.34	200.57	281.14
Peer Group	100.0	157.41	179.03	166.71	190.49	253.83

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market through December 20, 2013 and on the NYSE thereafter.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2012
First Quarter	$11.45	$9.13
Second Quarter	$11.26	$8.09
Third Quarter	$10.93	$8.24
Fourth Quarter	$13.52	$9.15
Year Ended December 31, 2013
First Quarter	$14.10	$10.65
Second Quarter	$12.65	$10.42
Third Quarter	$13.29	$10.08
Fourth Quarter	$11.95	$10.12

As of February 5, 2014, there were 81 stockholders of record of our common stock and approximately 6,652 beneficial stockholders. The closing market value of our common stock on February 5, 2014 was $10.98 per share.
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
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K, and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2012 and 2013 and the statement of operations data for the years ended December 31, 2011, 2012 and 2013 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of 2009, 2010 and 2011, and the statement of operations data for the years ended December 31, 2009 and 2010 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$78,657	$195,305	$187,196	$218,486	$176,238
Cost of revenues	49,805	91,405	86,843	102,811	85,506
Gross profit	28,852	103,900	100,353	115,675	90,732
Operating expenses:
Research and development	25,991	33,387	36,298	39,331	39,994
Selling, general and administrative	32,703	38,173	40,826	40,225	41,542
Amortization	1,358	1,715	1,757	1,853	2,592
Total operating expenses	60,052	73,275	78,881	81,409	84,128
Operating income (loss)	(31,200)	30,625	21,472	34,266	6,604
Interest income (expense)	271	167	(1,925)	(4,377)	(5,079)
Other income (expense)	(938)	(255)	847	(482)	8
Income (loss) before provision (benefit) for income taxes	(31,867)	30,537	20,394	29,407	1,533
Provision (benefit) for income taxes	(2,239)	3,522	(4,832)	(14,458)	(1,925)
Net income (loss)	$(29,628)	$27,015	$25,226	$43,865	$3,458
Earnings (loss) per share:
Basic	$(0.96)	$0.86	$0.79	$1.36	$0.11
Diluted	$(0.96)	$0.86	$0.78	$1.34	$0.10
Weighted average shares outstanding:
Basic	30,888	31,286	31,744	32,226	32,783
Diluted	30,888	31,492	32,256	32,853	33,388

	December 31,
	2009	2010	2011	2012	2013
Balance Sheet Data:
Cash and cash equivalents	$57,839	$71,120	$96,671	$104,253	$80,790
Marketable securities	3,080	629	70,888	64,963	86,582
Working capital	126,781	159,745	234,244	251,530	256,488
Total assets	178,203	219,053	305,911	364,584	371,362
Convertible senior notes	—	—	46,524	49,010	51,751
Accumulated deficit	(234,538)	(207,523)	(182,297)	(138,432)	(134,974)
Total stockholders’ equity	151,131	185,034	221,778	270,489	279,003

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
In December 2012, we announced that we had acquired Azores Corporation, located in Wilmington, Massachusetts (“Azores acquisition”). The acquired business marks our entry into the advanced packaging and flat panel display lithography markets and forms our lithography systems group. The impact of the acquisition was not material to our consolidated financial position or results of operations.
In April 2013, we announced that we had acquired specific assets of Tamar Technology, located in Newbury Park, California (“Tamar acquisition”). The acquired business has been integrated into our inspection technology group.  The impact of the acquisition was not material to our consolidated financial position or results of operations.
We recognized provisional assets and liabilities as of the acquisition date for NanoPhotonics, Azores and Tamar. For the period ended December 31, 2013, we finalized the identification and measurement of the assets and liabilities for all of these acquisitions. We recast our December 31, 2012 balance sheet to reflect measurement period adjustments related to Azores inventory, income taxes and goodwill.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of approximately 10% to 15% for 2014. Our revenues and profitability, tend to closely follow the strength or weakness of the semiconductor market. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 1.02 for the month of December 2013, increasing from the September 2013 book-to-bill ratio of 0.97.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2011, 2012 and 2013, sales to customers that individually represented at least five percent of our revenues accounted for 43.6%, 50.9%, and 41.6% of our revenues, respectively.

The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year Ended December 31,
2011	2012	2013
Infineon Technologies	Samsung Semiconductor Inc.	Intel Semiconductor Inc.
Samsung Semiconductor Inc.	Advanced Semiconductor Engineering, Inc.	STATS ChipPAC Ltd.

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

System	Average Selling Price Per System
Macro-defect inspection and probe card and test analysis	$250,000 to $1.7 million
Transparent film measurement	$800,000 to $1.2 million
Opaque film measurements	$1.0 million to $1.8 million
Lithography steppers	$3.0 million to $4.0 million
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
The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Years Ended December 31,
	2011	2012	2013
Asia	51.3%	67.3%	62.4%
Europe	20.4%	13.4%	14.4%
Total international revenue	71.7%	80.7%	76.8%
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

	Year Ended December 31,
	2011	2012	2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues	46.4	47.1	48.5
Gross profit	53.6	52.9	51.5
Operating expenses:
Research and development	19.4	18.0	22.7
Selling, general and administrative	21.8	18.4	23.6
Amortization	0.9	0.8	1.5
Total operating expenses	42.1	37.2	47.8
Operating income	11.5	15.7	3.7
Interest income (expense)	(1.0)	(2.0)	(2.9)
Other income (expense)	0.5	(0.2)	0.1
Income before provision (benefit) income taxes	11.0	13.5	0.9
Provision (benefit) for income taxes	(2.6)	(6.6)	(1.1)
Net income (loss)	13.6%	20.1%	2.0%

Results of Operations 2011, 2012 and 2013
Revenues. Our revenues are derived from the sale of our systems, services, spare parts and software licensing. Our revenues were $187.2 million, $218.5 million and $176.2 million for the years ended 2011, 2012 and 2013, respectively. This represents an increase of 16.7% from 2011 to 2012 and a decrease of 19.3% from 2012 to 2013. The increase in revenue from 2011 to 2012 was primarily due to increased capital spending by our back-end customers in the semiconductor industry. The decrease in revenue from, 2012 to 2013 was primarily due to a slowdown in capital equipment purchases by our customers in the semiconductor manufacturing industry.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Year Ended December 31,
	2011		2012		2013
Systems and software:
Inspection	$91,825	49%	$128,917	59%	$89,089	51%
Metrology	38,616	21%	38,001	17%	26,500	15%
Data analysis and review	23,356	13%	19,840	9%	17,927	10%
Lithography	—	—%	—	—%	8,548	5%
Parts	21,719	11%	20,802	10%	21,078	12%
Services	11,680	6%	10,926	5%	13,096	7%
Total revenue	$187,196	100%	$218,486	100%	$176,238	100%

Total systems and software revenue increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 due to an increase in demand for our products in advanced packaging. This contributed to an increase in the number of inspection systems sold year-over-year and reflected an increase in inspection systems revenue of $37.1 million. The year-over-year decreases in metrology systems revenue of $0.6 million and data analysis and review software revenues of $3.5 million from 2011 to 2012 were primarily due to decreased sales across all metrology and data analysis and review software product families. The average selling price of similarly configured systems has been consistent and therefore did not have a material impact on our revenue for the same period. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 55% of total revenue for 2011 compared to 67% of total revenue for 2012. The year-over-year decrease in parts and service revenues in absolute dollars from 2011 to 2012 was primarily due to decreased spending by our customers on repairs of existing systems as they purchased new systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Total systems and software revenue decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to a decrease in demand for our products in advanced packaging and front-end systems. This contributed to a decrease in the number of inspection systems sold year-over-year and reflected a decrease in inspection systems revenue of $39.8 million. The year-over-year decreases in metrology systems revenue of $11.5 million and data analysis and review software revenues of $1.9 million from 2012 to 2013 were primarily due to decreased sales across all metrology product families and decrease licensing revenue from the data analysis and review software product category. The year-over-year increase in lithography systems revenue from 2012 to 2013 of $8.5 million was due to our entrance into the lithography market. The average selling price of similarly configured systems has been consistent and therefore did not have a material impact on our revenue for the same period. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 67% of total revenue for 2012 compared to 64% of total revenue for 2013. The year-over-year increase in parts and service revenues in absolute dollars from 2012 to 2013 was primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $8.8 million were recorded in Other current liabilities at December 31, 2013 and primarily consisted of $6.6 million for deferred maintenance agreements and $2.2 million for systems awaiting acceptance and outstanding deliverables.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $100.4 million, $115.7 million and $90.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. The decrease in gross profit as a percentage of revenue from 2011 to 2012 was primarily due to product mix, which included a decrease in software sales. The decrease in gross profit as a percentage of revenue from 2012 to 2013 was primarily due to lower volume of system and software sales as well as product mix. We do not track gross margin by the sources of revenue.
Operating Expenses
The operating expenses consist of:

•
Research and Development. The macro-defect inspection, thin film transparent, opaque process control, and probe card test analysis market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expense was $36.3 million, $39.3 million and $40.0 million in 2011, 2012 and 2013, respectively. The year-over-year dollar increase from 2011 to 2012 was primarily due to higher compensation and project costs, as well as, additional research and development costs for acquired businesses in 2012. The year-over-year dollar increase from 2012 to 2013 was primarily due to higher compensation and project costs, as well as, additional research and development costs for acquired businesses in the latter part of 2012 and in 2013. We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•
Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $40.8 million, $40.2 million and $41.5 million in 2011, 2012 and 2013, respectively. The year-over-year decrease from 2011 to 2012 in selling, general and administrative expense was primarily due to decreased corporate legal expenses, partially offset by increased compensation costs. The year-over-year increase from 2012 to 2013 was primarily due to the inclusion of selling, general and administrative expenses for acquired businesses in the latter part of 2012 and in 2013.

•
Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $1.8 million, $1.9 million and $2.6 million in 2011, 2012 and 2013, respectively. The increase in amortization expense from 2011 to 2013 was due to amortization of intangible assets from acquired businesses in 2012 and 2013.

Interest income (expense). In 2011, 2012 and 2013, net interest expense was $1.9 million, $4.4 million and $5.1 million, respectively. The year-over-year increase in net interest expense for 2012 was primarily due to a full year of interest expense related to the convertible senior notes. The year-over-year increase in net interest expense for 2013 was primarily due to increased amortization of the interest discount related to the convertible senior notes.
Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended December 31,
	2011	2012	2013
Income before income taxes	$20.4	$29.4	$1.5
Provision (benefit) for income taxes	$(4.8)	$(14.5)	$(1.9)
Effective tax rate	(23.7)%	(49.2)%	(125.6)%
The income tax benefit differs from the federal statutory income tax rate of 35% in 2011 and 2012, primarily as a result of reversal of valuation allowances, partially offset by taxes accrued in foreign jurisdictions.
The income tax benefit differs from the federal statutory income tax rate of 35% for 2013, primarily from research and development tax credits which were not available in 2012 as a result of legislation, foreign tax credits, and the reversal of unrecognized tax benefits, offset by $1.3 million of expense related to a correction of prior year income tax balances recognized in the fourth quarter of 2013. The correction of the prior year income tax balance was not considered material to the prior year or current year financial statements.
We evaluate the recoverability of deferred tax assets from future taxable income and establish valuation allowances if recovery is deemed not likely. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. At December 31, 2012 and 2013, we had valuation allowances of $1.4 million and $1.6 million on certain of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. We evaluated the realizability of the deferred tax asset based on positive earnings from 2011 through 2013 as well as the projected earnings in future years and believe it is more likely than not that the deferred tax asset will be realized in the future years. We will continue to monitor the realizability of the deferred tax asset and evaluate the valuation allowance.

The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law in January. The provisions under this law were made retroactive to January 1, 2012. However, as a result of the law being signed in January 2013, the financial impact of any retroactive provision was recorded as a discrete event in the first quarter of 2013. This discrete event reduced tax expense in the first quarter of 2013 by approximately $0.8 million for research and development tax credits for 2012.

Litigation. As discussed in Part I, Item 3. “Legal Proceedings”, we are subject to legal proceedings and claims, which include, among other things, our on-going litigation with ITC in a patent infringement action related to the predictive scrub feature of our PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products in which we were the defendants. See Part I, Item 3 for a discussion of this action and the U.S. Federal Court of Appeals ruling reversing the finding of infringement against products sold after August of 2007 and its order of other relief in this matter. The U.S. Federal Court of Appeals did affirm the jury’s finding of damages against us related to products sold prior to August of 2007 for which we are in the process of pursuing an appeal. In the event that the ultimate decision in the ITC Litigation results in a judgment of damages against us at the high end of the identified ranges, such result will have a material impact on the our results of operations and may also have a material impact on our liquidity and financial condition.

Liquidity and Capital Resources
At December 31, 2012, our cash, cash equivalents and marketable securities totaled $169.2 million, while working capital amounted to $251.5 million. At December 31, 2013, we had $167.4 million of cash, cash equivalents and marketable securities and $256.5 million in working capital.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Net cash and cash equivalents provided by operating activities for the years ended December 31, 2011, 2012 and 2013 totaled $45.4 million, $22.1 million and $6.1 million, respectively. During the year ended December 31, 2011, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $28.9 million, and a decrease in accounts receivable of $18.0 million, and an increase in other liabilities of $8.3 million, partially offset by an increase in prepaid expenses and other assets of $4.4 million, a decrease in accounts payable of $3.4 million, a decrease in deferred revenue of $1.3 million, and an increase in income taxes of $0.5 million. During the year ended December 31, 2012, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $39.4 million, and an increase in deferred revenue of $3.6 million, a decrease in income taxes of $3.5 million, and an increase in other liabilities of $1.0 million, partially offset by an increase accounts receivable of $14.7 million, an increase in inventory of $6.7 million and an decrease in accounts payable of $2.7 million, and an increase in prepaid and other assets of $1.4 million. During the year ended December 31, 2013, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $19.8 million, a decrease in account receivable of $2.6 million, and a decrease in prepaid expenses and other assets of $1.4 million, partially offset by an increase in inventory of $6.8 million, a decrease in other liabilities of $3.0 million, an increase in income taxes of $4.6 million, a decrease in deferred revenue of $2.4 million, and a decrease in accounts payable of $0.9 million.
Net cash and cash equivalents used in investing activities for the years ended December 31, 2011, 2012 and 2013 totaled $71.2 million, $14.9 million and $30.0 million, respectively. During the year ended December 31, 2011, net cash used by investing activities included purchases of marketable securities of $81.0 million and capital expenditures of $1.6 million, which were partially offset by proceeds from sales of marketable securities of $11.4 million. During the year ended December 31, 2012, net cash used by investing activities included purchases of marketable securities of $96.3 million, acquisition costs for business combinations of $18.6 million, and capital expenditures of $2.4 million, which were partially offset by proceeds from sales of marketable securities of $102.4 million. During the year ended December 31, 2013, net cash used by investing activities included purchases of marketable securities of $119.1 million, capital expenditures of $4.9 million, and acquisition costs for business combinations of $3.4 million, which were partially offset by proceeds from sales of marketable securities of $97.3 million. Capital expenditures over the next twelve months are expected to be approximately $5.0 million to $6.0 million.
Net cash provided by financing activities was $51.0 million, $0.5 million and $1.4 million in 2011, 2012 and 2013, respectively. In the 2011 period, net cash provided by financing activities comprised net proceeds from the issuance of 3.75% convertible senior notes of $57.7 million, proceeds from the sale of a warrant of $7.0 million, tax benefit from employee stock plans of $0.5 million and proceeds received for sales of shares through share-based compensation plans of $0.3 million, which were partially offset by the purchase of the convertible note hedge of $14.5 million. In the 2012 and 2013 periods, net cash provided by financing activities comprised proceeds received from sales of shares through share-based compensation plans and tax benefit from share-based compensation plans.
From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.
In July 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares of Company common stock with no established end date. As of the time of the filing of this Annual Report on Form 10-K, we have not purchased any shares under this program.
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
Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next twelve months. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $5.7 million at December 31, 2013. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and interest obligations	$66,750	$2,250	$64,500	$—	$—
Operating lease obligations	14,963	3,873	6,394	3,992	704
Open and committed purchase orders	15,678	15,678	—	—	—
Total	$97,391	$21,801	$70,894	$3,992	$704

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
Long-Lived Assets and Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements. No such indicators were noted in 2013.
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
Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2012 and 2013, we had valuation allowances of $1.4 million and $1.6 million on certain of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized. We evaluated the realizability of the deferred tax asset based on positive earnings from 2011 and 2013 as well as the projected earnings in future years and believe it is more likely than not that the deferred tax asset will be realized in the future years. We will continue to monitor the realizability of the deferred tax asset and evaluate the valuation allowance.
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

Impact of Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is reflected in our consolidated statements of financial position and cash flows.
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
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities and our convertible senior notes. Our available-for-sale securities consist of fixed and variable rate income investments (Municipal notes, bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 31, 2013, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities. The interest rate on our convertible senior notes is fixed. Therefore, any change in interest rates will not have an impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China. Our international subsidiaries and branches operate primarily using local functional currencies. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at December 31, 2013 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $2.2 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of December 31, 2012 and 2013, we had eight and six forward contracts outstanding, respectively. The total notional contract value of these outstanding forward contracts at December 31, 2012 and 2013 was $3.5 million and $1.0 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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
We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2013. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our consolidated financial statements as of and for the year ended December 31, 2013 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2013, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 21, 2014, and the information included in the Proxy Statement is incorporated herein by reference.

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
Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and controller. This code of ethics is posted on our internet website address at http://www.rudolphtech.com. We will post on our website any amendment to or waiver from a provision of our code of ethics as may be required, and within the time period specified, by applicable SEC rules.

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

3.1
Restated Certificate of Incorporation of Registrant, as amended (Conformed Version) (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 2, 2013).

3.2	Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on August 1, 2007).
3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on February 2, 2009).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A (SEC File No. 000-27965) filed on June 28, 2005).
4.2
August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting (SEC File No. 000-30637) filed on March 11, 2004).

4.3
Indenture, dated as of July 25, 2011, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee, and Rudolph Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.1+
License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on September 9, 1999).

__________________
+ Confidential treatment has been granted with respect to portions of this exhibit.

Exhibit No.	Description

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on October 5, 1999).
10.3*	Amended 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 14, 2001).
10.4*	Form of 1999 Stock Plan (incorporated by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, (SEC File No. 333-86821) filed on September 9, 1999).
10.5*	Form of 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit (10.6) to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-86821) filed on September 9, 1999).
10.6*
Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 3, 2000), as amended August 20, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009), as amended May 19, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2010), as amended September 27, 2011 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2011), and as amended February 8, 2013 (incorporated by refrence to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 1, 2013).

10.7*
Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 3, 2000), as amended August 20, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009).

10.8*	Form of option agreement under 1999 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 5, 2004).
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
10.12*
Executive Change of Control Agreement, dated as of August 20, 2009, by and between Rudolph Technologies, Inc. and Nathan H. Little (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 6, 2009).

10.13
Purchase Agreement, dated July 19, 2011, among Rudolph Technologies, Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.14
Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.15
Amendment dated July 22, 2011 to Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (EC File No. 000-27965) filed on July 25, 2011).

10.16
Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

__________________
* Management contract, compensatory plan or arrangement.

Exhibit No.	Description

10.17
Amendment dated July 22, 2011 to Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.18	Irrevocable standby letter of credit with Credit Suisse AG (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on May 3, 2013).
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

We have audited the accompanying consolidated balance sheets of Rudolph Technologies, Inc. and Subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rudolph Technologies, Inc. and Subsidiaries at December 31, 2012 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rudolph Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, New Jersey
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Rudolph Technologies, Inc. and Subsidiaries

We have audited Rudolph Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Rudolph Technologies, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Rudolph Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rudolph Technologies, Inc. and Subsidiaries as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Rudolph Technologies, Inc. and Subsidiaries and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Metropark, New Jersey
February 26, 2014

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2012	2013
ASSETS
Current Assets:
Cash and cash equivalents	$104,253	$80,790
Marketable securities	64,963	86,582
Accounts receivable, less allowance of $606 in 2012 and $1,152 in 2013	57,113	53,437
Inventories	57,948	61,351
Income taxes receivable	—	2,832
Prepaid expenses and other current assets	4,301	3,186
Total current assets	288,578	288,178
Property, plant and equipment, net	11,909	13,058
Goodwill	15,361	22,553
Identifiable intangible assets, net	12,358	11,464
Deferred income taxes	34,284	34,332
Other assets	2,094	1,777
Total assets	$364,584	$371,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,932	$3,095
Accrued liabilities:
Payroll and related expenses	8,975	7,457
Royalties	765	669
Warranty	2,024	1,551
Income tax payable	1,823	—
Deferred revenue	11,170	8,786
Other current liabilities	8,359	10,132
Total current liabilities	37,048	31,690
Convertible senior notes	49,010	51,751
Other non-current liabilities	8,037	8,918
Total liabilities	94,095	92,359
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2013	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 32,367 and 32,953 issued and outstanding at December 31, 2012 and 2013, respectively	32	33
Additional paid-in capital	409,974	415,739
Accumulated other comprehensive loss	(1,085)	(1,795)
Accumulated deficit	(138,432)	(134,974)
Total stockholders’ equity	270,489	279,003
Total liabilities and stockholders’ equity	$364,584	$371,362
The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2012	2013
Revenues	$187,196	$218,486	$176,238
Cost of revenues	86,843	102,811	85,506
Gross profit	100,353	115,675	90,732
Operating expenses:
Research and development	36,298	39,331	39,994
Selling, general and administrative	40,826	40,225	41,542
Amortization	1,757	1,853	2,592
Total operating expenses	78,881	81,409	84,128
Operating income	21,472	34,266	6,604
Interest expense, net	1,925	4,377	5,079
Other expense (income)	(847)	482	(8)
Income before benefit for income taxes	20,394	29,407	1,533
Benefit for income taxes	(4,832)	(14,458)	(1,925)
Net income	$25,226	$43,865	$3,458
Earnings per share:
Basic	$0.79	$1.36	$0.11
Diluted	$0.78	$1.34	$0.10
Weighted average number of shares outstanding:
Basic	31,744	32,226	32,783
Diluted	32,256	32,853	33,388

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2011	2012	2013
Net income	$25,226	$43,865	$3,458
Other comprehensive loss:
Change in net unrealized gains (losses) on investments, net of tax	151	(17)	(50)
Change in currency translation adjustments	(683)	394	(660)
Total comprehensive income	$24,694	$44,242	$2,748

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2011, 2012 and 2013
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2010	31,417	$31	$393,456	$(930)	$(207,523)	$185,034
Issuance of shares through share-based compensation plans	466	1	256	—	—	257
Net income	—	—	—	—	25,226	25,226
Share-based compensation	—	—	4,802	—	—	4,802
Tax benefit for share-based compensation plans	—	—	528	—	—	528
Issuance of convertible notes	—	—	13,963	—	—	13,963
Sale of warrant	—	—	7,007	—	—	7,007
Purchase of convertible note hedge	—	—	(14,507)	—	—	(14,507)
Currency translation	—	—	—	(683)	—	(683)
Unrealized gain on investments	—	—	—	151	—	151
Balance at December 31, 2011	31,883	32	405,505	(1,462)	(182,297)	221,778
Issuance of shares through share-based compensation plans	484	—	257	—	—	257
Net income	—	—	—	—	43,865	43,865
Share-based compensation	—	—	4,001	—	—	4,001
Tax benefit for share-based compensation plans	—	—	211	—	—	211
Currency translation	—	—	—	394	—	394
Unrealized loss on investments	—	—	—	(17)	—	(17)
Balance at December 31, 2012	32,367	32	409,974	(1,085)	(138,432)	270,489
Issuance of shares through share-based compensation plans	586	1	1,011	—	—	1,012
Net income	—	—	—	—	3,458	3,458
Share-based compensation	—	—	4,106	—	—	4,106
Tax benefit for share-based compensation plans	—	—	648	—	—	648
Currency translation	—	—	—	(660)	—	(660)
Unrealized loss on investments	—	—	—	(50)	—	(50)
Balance at December 31, 2013	32,953	$33	$415,739	$(1,795)	$(134,974)	$279,003

The accompanying notes are an integral part of these consolidated financial statements

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$25,226	$43,865	3,458
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles and other	2,113	2,212	2,786
Amortization of convertible note discount and issuance costs	1,129	2,736	3,044
Depreciation	4,210	3,680	4,150
Foreign currency exchange (gain) loss	(846)	482	(8)
Net gain on sale of marketable securities	(1)	—	—
Change in fair value of contingent consideration	—	—	138
Share-based compensation	4,802	4,001	4,106
Provision for doubtful accounts and inventory valuation	1,278	3,263	3,608
Deferred income taxes	(9,018)	(20,814)	(1,510)
Change in operating assets and liabilities excluding effects of business combinations:
Accounts receivable	17,958	(14,743)	2,631
Income taxes	(529)	3,547	(4,605)
Inventories	(35)	(6,701)	(6,758)
Prepaid expenses and other assets	(4,389)	(1,365)	1,383
Accounts payable	(3,427)	(2,735)	(912)
Deferred revenue	(1,330)	3,648	(2,393)
Other liabilities	8,303	991	(3,034)
Net cash and cash equivalents provided by operating activities	45,444	22,067	6,084
Cash flows from investing activities:
Purchases of marketable securities	(81,004)	(96,309)	(119,068)
Proceeds from sales of marketable securities	11,418	102,384	97,289
Purchases of property, plant and equipment	(1,622)	(2,429)	(4,880)
Purchase of businesses, net of cash acquired	—	(18,580)	(3,365)
Net cash and cash equivalents used in investing activities	(71,208)	(14,934)	(30,024)
Cash flows from financing activities:
Net proceeds from issuance of convertible senior notes	57,749	—	—
Proceeds from sale of warrant	7,007	—	—
Purchase of convertible note hedge	(14,507)	—	—
Payment of contingent consideration for acquired business	—	—	(224)
Issuance of shares through share-based compensation plans	257	257	1,012
Tax benefit for sale of shares through share-based compensation plans	528	211	648
Net cash and cash equivalents provided by financing activities	51,034	468	1,436
Effect of exchange rate changes on cash and cash equivalents	281	(19)	(959)
Net increase (decrease) in cash and cash equivalents	25,551	7,582	(23,463)
Cash and cash equivalents at beginning of year	71,120	96,671	104,253
Cash and cash equivalents at end of year	$96,671	$104,253	$80,790

Supplemental disclosure of cash flow information:
Income taxes paid	$2,454	$2,402	$5,492
Interest paid	$—	$2,188	$2,250

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.	Organization and Nature of Operations:
Rudolph Technologies, Inc. and Subsidiaries (the “Company”) designs, develops, manufactures and supports high-performance process control defect inspection, advanced packaging lithography, metrology and process control software systems used in semiconductor device manufacturing. The Company has branch sales and service offices in South Korea, Taiwan and Singapore and wholly-owned sales and service subsidiaries in the United States, Europe, Japan and China. The Company operates in a single segment and is a provider of process characterization equipment and software for wafer fabs and advanced packaging facilities.

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
C. Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, purchase accounting allocations (including contingent

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

consideration), recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, contingencies, including litigation reserves and share-based payments, including forfeitures and liabilities for tax uncertainties. Actual results could differ from those estimates.
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
J. Goodwill and Intangible Assets:
Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in the first quarter of 2012, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, the Company elects this option and after assessing the totality of events or circumstances, the Company determines that it is not likely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company has not elected this option to date. The Company estimates the fair value of its aggregated reporting unit using the market value of its common stock at October 31 multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as it were to be acquired by a single stockholder. The Company obtains information on completed sales of similar companies in the related industry to estimate the implied control premium for the Company. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, the Company may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2013. No impairments were noted.
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
Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $985 and $1,645 as of December 31, 2012 and 2013, respectively.
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis, typically over seven years. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. At December 31, 2012 and 2013, capitalized software development costs were $201 and $16, respectively. During the years ended December 31, 2011, 2012 and 2013, software development cost amortization totaled $356, $361 and $185, respectively.

Q. Shipping and Handling Costs:

Shipping and handling cost are included as a component of cost of revenues.
R. Fair Value of Financial Instruments:
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of our convertible senior notes was $49,010 and $51,751 as of December 31, 2012 and 2013, respectively. The fair value of our convertible senior notes was $51,018 and $59,340 as of December 31, 2012 and 2013, respectively. The Company’s convertible senior notes are not publicly traded. The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company’s interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.
For additional information on the Company’s fair value of financial instruments, see Note 4 of Notes to the Consolidated Financial Statements.
S. Derivative Instruments and Hedging Activities:
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2012 and 2013, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2012 and 2013 were as follows:

	December 31,
	2012	2013
Notional amount	$3,457	$1,029
Fair value of asset	$268	$6
The Company recognized a loss of $256 with respect to forward contracts that matured during 2011. In 2012 and 2013, the Company recognized a gain of $112 and $374 with respect to forward contracts that matured, respectively. The aggregate notional amount of matured contracts was $2,950, $3,340 and $2,922, for 2011, 2012 and 2013, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

T. Reclassifications:
Certain prior year amounts have been reclassified to conform to the 2013 financial statement presentation.
U. Recent Accounting Pronouncements:
In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance is reflected in the Company’s consolidated statements of financial position and cash flows.
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
Azores
In December 2012, the Company announced that it had acquired Azores Corporation, located in Wilmington, Massachusetts (“Azores acquisition”). The acquired business marks the Company’s entry into the advanced packaging and FPD lithography markets. The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.
Tamar
In April 2013, the Company announced that it had acquired specific assets of Tamar Technology, located in Newbury Park, California (“Tamar acquisition”). The acquired business has been integrated into the Company’s inspection technology group.  The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.
The Company recognized provisional assets and liabilities as of the acquisition date for NanoPhotonics, Azores and Tamar. For the period ended December 31, 2013, the Company finalized the identification and measurement of the assets and liabilities for all of these acquisitions. The Company recast its December 31, 2012 balance sheet to reflect measurement period adjustments related to Azores inventory, income taxes and goodwill.

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2012 and December 31, 2013:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$64,117	$—	$64,117	$—
Corporate bonds	500	—	500	—
Auction rate securities	346	—	—	346
Foreign currency forward contracts	268	—	268	—
Total Assets	$65,231	$—	$64,885	$346

December 31, 2013
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$86,305	$—	$86,305	$—
Auction rate securities	277	—	—	277
Foreign currency forward contracts	6	—	6	—
Total Assets	$86,588	$—	$86,311	$277
Liabilities:
Contingent consideration - acquisitions	$5,208	$—	$—	$5,208
Total Liabilities	$5,208	$—	$—	$5,208
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
Level 3 investments consist of an auction rate security and contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these investments. The Level 3 assumptions used in preparing the discounted cash flow model included estimates of interest rates of 3.7%, timing and amount of cash flows and expected holding periods of the auction rate security, based on data available as of December 31, 2013. Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate security. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates of 6.2% and timing of cash flows. A significant decrease in the projected revenues or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Balance at December 31, 2012	$346
Unrealized gains in accumulated other comprehensive loss	(69)
Purchases	—
Sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at December 31, 2013	$277

Liabilities:
Balance at December 31, 2012	$—
Additions	5,294
Total gain (loss) included in earnings	138
Payments	(224)
Transfer into (out of) Level 3	—
Balance at December 31, 2013	$5,208
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

The following table reflects information pertaining to the Company’s convertible senior notes:

	December 31,
	2012	2013
Net carrying value of convertible senior notes	$49,010	$51,751
Estimated fair value of convertible senior notes	$51,018	$59,340
Estimated interest rate used in discounted cash flow model	9.4%	4.2%
Fair value of contingent interest	$—	$—

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

5.	Marketable Securities:
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
As of December 31, 2013, the Company held one auction-rate security with a fair value of $277. The underlying asset of the Company’s auction-rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of December 31, 2013, the Company has recorded a cumulative temporary unrealized impairment loss of $198 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of these securities.
The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2012 and 2013 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At December 31, 2012 and 2013, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2012
Municipal notes and bonds	$64,088	$36	$(7)	$64,117
Corporate Bonds	500	—	—	500
Auction rate securities	475	—	(129)	346
Total marketable securities	$65,063	$36	$(136)	$64,963
December 31, 2013
Municipal notes and bonds	$86,257	$50	$(2)	$86,305
Auction rate securities	475	—	(198)	277
Total marketable securities	$86,732	$50	$(200)	$86,582

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2012 and 2013:

	December 31, 2012		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$57,367	$57,390	$78,909	$78,948
Due after one through five years	7,016	7,022	5,811	5,821
Due after five through ten years	205	205	—	—
Due after ten years	475	346	2,011	1,813
Total marketable securities	$65,063	$64,963	$86,731	$86,582

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2012 and 2013.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012
Municipal notes and bonds	$9,037	$(7)	$—	$—
Tax-free auction rate securities	—	—	346	(129)
Total marketable securities	$9,037	$(7)	$346	$(129)
December 31, 2013
Municipal notes and bonds	$16,448	$(2)	$—	$—
Tax-free auction rate securities	—	—	475	(198)
Total marketable securities	$16,448	$(2)	$475	$(198)
See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

6.	Goodwill and Purchased Intangible Assets:

Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2011	$4,492
Goodwill acquired during the period	10,756
Other, primarily currency translation	113
Balance at December 31, 2012	15,361
Goodwill acquired during the period	6,989
Other, primarily currency translation	203
Balance at December 31, 2013	$22,553

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Purchased Intangible Assets
Purchased intangible assets as of December 31, 2012 and 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2012
Finite-lived intangibles:
Developed technology	$58,961	$49,358	$9,603
Customer and distributor relationships	8,712	7,102	1,610
Trade names	4,361	3,216	1,145
Total identifiable intangible assets	$72,034	$59,676	$12,358

December 31, 2013
Finite-lived intangibles:
Developed technology	$59,831	$51,496	$8,335
Customer and distributor relationships	9,560	7,449	2,111
Trade names	4,361	3,343	1,018
Total identifiable intangible assets	$73,752	$62,288	$11,464
Amounts include the impact of foreign currency translation.
Intangible asset amortization expense amounted to $1,757, $1,853 and $2,592 for the years ended December 31, 2011, 2012 and 2013, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense will be $2,422 for 2014, $2,050 for 2015, $1,941 for 2016, $1,553 for 2017, and $1,117 for 2018.

7.	Balance Sheet Details:
Inventories
Inventories are comprised of the following:

	December 31,
	2012	2013
Materials	$29,746	$31,194
Work-in-process	12,298	19,867
Finished goods	15,904	10,290
Total inventories	$57,948	$61,351
The Company has established reserves of $5,620 and $6,101 at December 31, 2012 and 2013, respectively, for slow moving and obsolete inventory. During 2012, the Company recorded a net charge in cost of revenues of $2,934 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2012, the Company disposed of $5,241 of inventory. During 2013, the Company recorded a net charge in cost of revenues of $2,863 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2013, the Company disposed of $2,382 of inventory.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	December 31,
	2012	2013
Land and building	$4,997	$5,024
Machinery and equipment	18,826	20,827
Furniture and fixtures	3,381	4,043
Computer equipment	7,789	5,568
Leasehold improvements	6,807	7,744
	41,800	43,206
Accumulated depreciation	(29,891)	(30,148)
Total property, plant and equipment, net	$11,909	$13,058
Depreciation expense amounted to $4,210, $3,680 and $4,150 for the years ended December 31, 2011, 2012, and 2013, respectively.
Other current liabilities
Other current liabilities is comprised of the following:

	December 31,
	2012	2013
Litigation accrual	$4,293	$4,293
Other	4,066	5,839
Total other current liabilities	$8,359	$10,132
Other non-current liabilities
Other non-current liabilities is comprised of the following:

	December 31,
	2012	2013
Unrecognized tax benefits (including interest)	$5,871	$2,806
Contingent consideration - acquisitions	—	4,340
Other	2,166	1,772
Total non-current liabilities	$8,037	$8,918

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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The net proceeds to the Company from the sale of the Notes, including the convertible note hedge and warrant discussed below, were $50,249.
The following table reflects the net carrying value of the Notes as of December 31, 2012 and 2013:

	December 31,
	2012	2013
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	10,990	8,249
Net carrying value of convertible senior notes	$49,010	$51,751
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table presents the amount of interest cost recognized relating to the Notes during the years ended December 31, 2011, 2012 and 2013.

	December 31,
	2011	2012	2013
Contractual interest coupon	$999	$2,251	$2,250
Amortization of interest discount	1,031	2,486	2,740
Amortization of debt issuance costs	98	250	303
Total interest cost recognized	$2,128	$4,987	$5,293
The remaining bond discount of the Notes of $8,249, as of December 31, 2013 will be amortized over the remaining life of the Notes.
Concurrently with the issuance of the Notes, the Company purchased a convertible note hedge and sold a warrant. Each of the convertible note hedge and warrant transactions were entered into with an affiliate of the initial purchaser of the Notes (the “Option Counterparty”). The convertible note hedge is intended to reduce the potential future dilution to the Company’s common stock associated with the conversion of the Notes. However, the warrant transaction will have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrant. The strike price of the warrant is initially $17.00 per share. Each of these components is discussed separately below:
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
Warrant. The Company received $7,007 from the Option Counterparty from the sale of the warrant to purchase up to approximately 4,634 shares of the Company’s common stock at an exercise price of $17.00 per share. As of December 31, 2013, the warrant had an expected life of 3.0 years and expires between October 13, 2016 and January 9, 2017. As of December 31, 2013, the warrant had not been exercised and remained outstanding. Additionally, if the market price per share of Company common stock, as measured under the terms of the warrant transaction, exceeds the strike price of the warrant during the valuation period at the maturity of the warrant, the Company will owe the Option Counterparty a number of shares of Company common stock in an amount based on the excess of such market price per share of Company common stock over the strike price of the warrant.
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
Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2011	2012	2013
Balance, beginning of the year	$1,654	$1,406	$2,024
Accruals	1,987	2,482	1,956
Warranty Liability assumed in acquisition	—	225	—
Usage	(2,235)	(2,089)	(2,429)
Balance, end of the year	$1,406	$2,024	$1,551
Letter of Credit

As of December 31, 2013, the Company had a $40,000 irrevocable standby letter of credit with Credit Suisse AG available to secure the damages assessment in connection with the ITC litigation discussed in Legal Matters below, which the Company is in the process of appealing. The letter of credit contains a provision for automatic renewal each year. Upon draw down of funds, the letter of credit would be collateralized by securities held in the Company’s investment portfolios and reported in the Condensed Consolidated Balance Sheets within the caption “Cash and cash equivalents” and “Marketable securities.” No amounts were outstanding on the letter of credit as of, or during the year ended, December 31, 2013.
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 (the “pre-August 2007 tools”) infringed the ITC patent. At trial in December of 2011, a trial verdict was rendered in which the jury found that while the Company’s products manufactured after August of 2007 (the “post-August 2007 tools”) did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales for pre-August 2007 tools. The jury found that for the sales of the post-August 2007 tools, the infringement was willful. On July 23, 2012, the District Court issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to post-August 2007 tool sales and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. At that time, the District Court also enjoined the Company from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. The Company appealed the injunction, the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the U.S. Federal Court of Appeals and thereafter in June of 2013, the patent expired. On November 4, 2013, the U.S. Federal Court of Appeals issued a ruling which reversed the judgment of infringement against all post-August 2007 tools, reversed the finding of willfulness, vacated the treble damages award, vacated the award of attorney’s fees and costs, remanded the issue back to the District Court for further review, and affirmed the award of damages and interest for the pre-August 2007 tools. As a result, the matter is resolved with regard to the alleged infringement of the post-August 2007 tools. With regard to the damages assessment against the pre-August 2007 tools, the Company believes that it has meritorious defenses and shall continue to vigorously prosecute our appeal regarding this issue. However, it is probable that the Company could realize a loss in this matter regarding the pre-August 2007 tools for which the Company has estimated and recorded a liability of approximately $4,293 in “Other liabilities” in the Consolidated Balance Sheets. The maximum liability reasonably possible for the pre-August 2007 products, including damages and interest, is an additional $6,285 plus attorney’s fees beyond the accrual. While the Company continues to believe that its current PrecisionWoRx® and ProbeWoRx® systems do not infringe ITC’s patent, the Company reached an agreement with ITC in October 2012 with regards to a redesign of the products under which ITC agreed that such redesign is permissible under the court’s injunction.

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
Lease Agreements
The Company rents space for its manufacturing and service operations and sales offices, which expire through 2019. Total rent expense for these facilities amounted to $3,139, $3,134 and $3,794 for the years ended December 31, 2011, 2012 and 2013, respectively.
The Company also leases certain equipment pursuant to operating leases, which expire through 2018. Rent expense related to these leases amounted to $111, $123 and $171 for the years ended December 31, 2011, 2012 and 2013, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Total future minimum lease payments under noncancelable operating leases as of December 31, 2013 amounted to $3,873 for 2014, $3,712 for 2015, $2,682 for 2016, $2,037 for 2017, $1,955 for 2018 and $704 for all periods thereafter.
Royalty Agreements
Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $1,086, $1,165 and $831 for the years ended December 31, 2011, 2012 and 2013, respectively.
Open and Committed Purchase Orders
The Company has open and committed purchase orders of $15,678 as of December 31, 2013.
Debt Obligations
The Company’s contractual obligation relating to the principal payment of its convertible senior notes totaling $60,000 is due on July 15, 2016.

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
The Company established the 2009 Stock Plan (the “2009 Plan”) effective November 1, 2009. The 2009 Plan provides for the grant of 3,300 stock options and stock purchase rights to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Shares of common stock available for future grants of 753 from a previous stock plan were carried forward into the allocated balance of the 2009 Plan. Options granted under the 2009 Plan typically grade vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 2009 Plan typically vest over a five-year period for employees and one year for directors. Restricted stock units granted to employees have time based vesting or performance and time based vesting. As of December 31, 2012 and 2013, there were 2,472 and 2,264, respectively shares of common stock available for issuance pursuant to future grants under the 2009 Plan.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table reflects share-based compensation expense by type of award:

	Year Ended December 31,
	2011	2012	2013
Share-based compensation expense:
Stock options	$404	$282	$570
Restricted stock units	4,398	3,719	3,536
Total share-based compensation	4,802	4,001	4,106
Tax effect on share-based compensation	1,902	1,551	1,500
Net effect on net income	$2,900	$2,450	$2,606
Tax effect on:
Effect on earnings per share—basic	$(0.09)	$(0.08)	$(0.08)
Effect on earnings per share—diluted	$(0.09)	$(0.07)	$(0.08)
Valuation Assumptions for Stock Options
For the years ended December 31, 2011, 2012 and 2013 there were 0, 165 and 0 employee stock options granted, respectively. The fair value of each option granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2011	2012	2013
Expected life (years)	0.0	5.0	0.0
Expected volatility	—%	85.2%	—%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	—%	0.8%	—%
Weighted average fair value per option	$—	$7.88	$—
Non-Employee Options
At December 31, 2012 and 2013, the fair value of options granted to non-employees was $337 and $272, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Stock Option Activity
A summary of the Company’s stock option activity with respect to the years ended December 31, 2011, 2012 and 2013 follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,950	$19.14
Granted	—	—
Exercised	(7)	10.27
Expired	(515)	32.35
Forfeited	—	—
Outstanding at December 31, 2011	1,428	14.42
Granted	195	11.90
Exercised	(6)	10.16
Expired	(130)	14.00
Forfeited	—	—
Outstanding at December 31, 2012	1,487	14.15
Granted	—	—
Exercised	(96)	8.10
Expired	(392)	16.60
Forfeited	(29)	7.88
Outstanding at December 31, 2013	970	$13.94	3.8	$1,602
Vested or expected to vest at December 31, 2013	953	$13.98	3.7	$1,599
Exercisable at December 31, 2013	768	$14.81	2.6	$1,310

The total intrinsic value of the stock options exercised during 2011, 2012 and 2013 was $14, $14 and $312, respectively.
The options outstanding and exercisable at December 31, 2013 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.80 - $6.80	292	5.16	$6.80	238	$6.80
$7.86 - $13.59	257	7.17	$11.65	109	$11.15
$13.62 - $21.13	243	1.18	$16.22	243	$16.22
$22.09 - $29.85	178	0.09	$25.89	178	$25.89
$6.80 - $29.85	970	3.77	$13.94	768	$14.81

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

As of December 31, 2013, there was $1,110 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average remaining period of 3.0 years.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2011, 2012 and 2013 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	1,455	$7.28
Granted	535	$10.25
Vested	(436)	$8.46
Forfeited	(89)	$7.26
Nonvested at December 31, 2011	1,465	$8.01
Granted	409	$9.81
Vested	(457)	$8.53
Forfeited	(37)	$8.16
Nonvested at December 31, 2012	1,380	$8.37
Granted	333	$12.37
Vested	(470)	$7.74
Forfeited	(127)	$9.29
Nonvested at December 31, 2013	1,116	$9.73

As of December 31, 2013, there was $5,755 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 2.0 years.
Employee Stock Purchase Plan
The Company established an Employee Stock Purchase Plan (the “ESPP”) effective November 1, 2009. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of Company common stock at the end of the applicable six-month purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by FASB Accounting Standards Codification (ASC) 718, Stock Compensation. No stock-based compensation expense for the ESPP was recorded for the years ended December 31, 2011, 2012 and 2013. As of December 31, 2012 and 2013, there were 837 and 1,116 shares available for issuance under the ESPP, respectively.
401(k) Savings Plan
The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Company matching contributions to the plan totaled $838, $880 and $957 for the years ended December 31, 2011, 2012 and 2013, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Profit Sharing Program
The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2011, 2012 and 2013.

12.	Other Income (Expense):
Other income (expense) is comprised of the following:

	Year Ended December 31,
	2011	2012	2013
Foreign currency exchange gains (losses), net	$846	$(482)	$8
Realized gains on sales of marketable securities, net	1	—	—
Total other income (expense)	$847	$(482)	$8

13.	Income Taxes:
The components of income tax expense are as follows:

	Year Ended December 31,
	2011	2012	2013
Current:
Federal	$1,737	$3,164	$(1,790)
State	318	312	(122)
Foreign	2,131	2,880	1,497
	4,186	6,356	(415)
Deferred:
Federal	(8,038)	(18,003)	(2,378)
State	(818)	(2,799)	938
Foreign	(162)	(12)	(70)
	(9,018)	(20,814)	(1,510)
Total income tax benefit	$(4,832)	$(14,458)	$(1,925)

The income (loss) before tax are comprised of the following:

	Year Ended December 31,
	2011	2012	2013
Domestic operations	$23,963	$13,278	$(4,860)
Foreign operations	$(3,569)	$16,129	$6,393

The income tax benefit of $4,832 and $14,458 in 2011 and 2012, respectively, primarily resulted from benefits related to the release of valuation allowance recorded against U.S. deferred tax assets, partially offset by taxes accrued in both the U.S. and foreign tax jurisdictions. The income tax benefit of $1,925 in 2013 primarily resulted from benefits

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

related to the reversal of unrecognized tax benefits, foreign tax credits and research and development credits for both 2012 and 2013 recognized in 2013, which were not available in 2012 as a result of legislation, and $1.3 million of expense related to a correction of the prior year income tax balances recognized in the fourth quarter of 2013. The correction of the prior year income tax balance was not considered material to the prior year or current year financial statements.
Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2012	2013
Research and development credit carryforward	$3,506	$5,233
Reserves and accruals not currently deductible	4,444	3,085
Deferred revenue	3,191	2,379
Domestic net operating loss carryforwards	2,351	1,900
Capital losses	31	29
Foreign net operating loss and credit carryforwards	2,145	6,327
Intangibles	12,610	11,506
Tax deductible transaction costs	429	347
Share-based compensation	2,086	1,730
Inventory obsolescence reserve	3,517	3,935
Depreciation	—	356
Other	1,946	223
Gross deferred tax assets	36,256	37,050
Valuation allowance for deferred tax assets	(1,361)	(1,646)
Deferred tax assets after valuation allowance	34,895	35,404
Gross deferred tax liabilities	(611)	(1,072)
Net deferred tax assets	$34,284	$34,332
At December 31, 2012 and 2013, the Company had valuation allowances of $1,361 and $1,646, respectively, on certain of our deferred tax assets to reflect the deferred tax asset at the net amount that is more likely than not to be realized.
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% for the years ended December 31, 2011, 2012 and 2013 to income before provision for income taxes as follows:

	Year Ended December 31,
	2011	2012	2013
Federal income tax provision at statutory rate	$7,138	$10,292	$537
State taxes, net of federal effect	207	(698)	828
Foreign taxes net of federal effect	1,136	1,296	(1,514)
Domestic manufacturing benefit	(536)	(915)	—
Change in valuation allowance for deferred tax assets	(12,358)	(23,313)	(153)
Research tax credit	(875)	—	(1,965)
Deferred tax true-up	—	—	401
Other	456	(1,120)	(59)
Provision (benefit) for income taxes	$(4,832)	$(14,458)	$(1,925)
Effective tax rate	(24)%	(49)%	(126)%
At December 31, 2013, the Company had federal, state and foreign net operating loss carryforwards of $1,371, $399 and $516, respectively. In addition, as of December 31, 2013 the Company had federal AMT carryforwards of $130. The federal, state and foreign net operating loss carryforwards expire on various dates through December 31, 2031, December 31, 2031 and December 31, 2022, respectively. At December 31, 2013, the Company had federal and state research & development credits and foreign tax credit carryforwards of $4,068, $1,165 and $4,386, respectively. The federal research & development credits are set to expire at various dates through December 31, 2033.The state research & development credits are set to expire at various dates through December 21, 2024. The foreign tax credit is set to expire at various dates through December 31, 2023. The 2013 benefit for income taxes includes a benefit of $1,993 for unrecognized tax benefits, a provision of $850 for the correction of a prior year income tax balance recognized in the fourth quarter and a provision of $625 related to an Internal Revenue Service audit adjustment. These amounts are included in the “Other” line item.
A provision has not been made at December 31, 2013 for U.S. or additional foreign withholding taxes on approximately $2,524 of undistributed earnings of our foreign subsidiaries in Europe and Japan because it is the present intention of management to permanently reinvest these undistributed earnings. Upon distribution of those earnings, U.S. taxes on such permanently reinvested foreign earnings would be recorded net of applicable foreign tax credits and withholding taxes, if any. It is not practical to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.
The total amount of unrecognized tax benefits were as follows:

	December 31,
	2011	2012	2013
Unrecognized tax benefits, opening balance	$6,724	$8,476	$9,566
Gross increases—tax positions in prior period	1,358	486	533
Gross decreases - tax positions in prior period	—	(494)	(4,992)
Gross increases—current-period tax positions	394	1,098	599
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, ending balance	$8,476	$9,566	$5,706
Included in the balance of unrecognized tax benefits at December 31, 2012 and 2013 are unrecognized tax benefits of $6,272 and $4,278, respectively, which would be reflected as an adjustment to income tax expense if recognized.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The year over year decrease from 2012 to 2013 is primarily due to the reversal of unrecognized tax benefits related to federal tax exposures. It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, we do not expect such reversals would have a significant impact on our results of operations or financial position.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2011, 2012 and 2013, the Company recognized approximately $330, $557 and $(768), respectively, in interest and penalties expense associated with uncertain tax positions. As of December 31, 2012 and 2013, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $1,538 and $770, respectively.
The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. In December 2013, the Company is under a federal income tax examination by the Internal Revenue Service for examination of income tax returns for the tax years ended, December 31, 2007 through December 31, 2009. The Company has not been contacted by any other U.S. state, local or foreign tax authority for all open tax periods beginning after December 31, 2007.
The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law were made retroactive to January 1, 2012. However, as a result of the law being signed on January 1, 2013, the financial impact of any retroactive provision was recorded as a discrete event in the first quarter of 2013. This discrete event reduced tax expense in the first quarter of 2013 by approximately $800 for research and development tax credits for 2012.

14.   Accumulated Other Comprehensive Loss:

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income to our net income.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2011	$1,379	$83	$1,462
Net current period other comprehensive loss	(394)	17	(377)
Reclassifications	—	—	—
Beginning Balance, December 31, 2012	$985	$100	$1,085
Net current period other comprehensive loss	660	50	710
Reclassifications	—	—	—
Ending balance, December 31, 2013	$1,645	$150	$1,795

15.	Segment Reporting and Geographic Information:
The Company is engaged in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography and data analysis systems used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of high-performance process control defect inspection, metrology, and process

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

control software systems used by microelectronics device manufacturers, and therefore have one reportable segment. The Company’s chief decision maker is the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.
The following table lists the different sources of revenue:

	Year Ended December 31,
	2011		2012		2013
Systems and software:
Inspection	$91,825	49%	$128,917	59%	$89,089	51%
Metrology	38,616	21%	38,001	17%	26,500	15%
Data analysis and review	23,356	13%	19,840	9%	17,927	10%
Lithography	—	—%	—	—%	8,548	5%
Parts	21,719	11%	20,802	10%	21,078	12%
Services	11,680	6%	10,926	5%	13,096	7%
Total revenue	$187,196	100%	$218,486	100%	$176,238	100%
The Company’s significant operations outside the United States include sales, service and application offices in Europe and Asia. For geographical reporting, revenues are attributed to the geographic location in which the product is shipped. Revenue by geographic region is as follows:

	Year Ended December 31,
	2011	2012	2013
Revenues from third parties:
United States	$52,910	$42,108	$40,849
Taiwan	26,898	62,239	54,682
South Korea	26,725	33,675	10,704
Singapore	16,344	26,183	17,260
Austria	15,960	11,423	898
Japan	14,925	16,405	7,326
Germany	14,657	5,393	5,669
China	11,124	12,266	20,061
Other Europe	7,653	8,794	18,789
Total revenue	$187,196	$218,486	$176,238

The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year Ended December 31,
2011	2012	2013
Infineon Technologies	Samsung Semiconductor Inc.	Intel Semiconductor Inc.
Samsung Semiconductor Inc.	Advanced Semiconductor Engineering, Inc.	STATS ChipPAC Ltd.
No other individual end user customer accounted for more than 10% of our revenues in 2011, 2012 and 2013.
At December 31, 2012, one customer, Intel Corporation accounted for more than 10% of net accounts receivable. At December 31, 2013, one customer, STATS ChipPAC Ltd., accounted for more than 10% of net accounts receivable.
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
The following table lists the weighted average number of stock options and restricted stock units excluded from computation of diluted earnings per share at December 31, 2011, 2012, and 2013 as there impact would be anti-dilutive:

	Year Ended December 31,
	2011	2012	2013
Stock options	1,257	984	707
Restricted stock units	291	37	3
Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants (as described in Note 8) as their impact would be anti-dilutive.
The computations of basic and diluted income per share for the years ended December 31, 2011, 2012, and 2013 are as follows:

	December 31,
	2011	2012	2013
Numerator:
Net income	$25,226	$43,865	$3,458
Denominator:
Basic earnings per share - weighted average shares outstanding	31,744	32,226	32,783
Effect of potential diluted securities:
Employee stock options and restricted stock units - dilutive shares	512	627	605
Diluted earnings per share - weighted average shares outstanding	32,256	32,853	33,388
Earnings per share:
Basic	$0.79	$1.36	$0.11
Diluted	$0.78	$1.34	$0.10

17.	Share Repurchase Program
In July 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company’s common stock with no established end date. As of the time of the filing of this Annual Report on Form 10-K, the Company has not purchased any shares under this program.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

18.	Quarterly Consolidated Financial Data (unaudited):
The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2013 and 2012. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.
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

	Quarters Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total
Revenues	$45,709	$56,326	$62,152	$54,299	$218,486
Gross profit	23,765	30,222	33,125	28,563	115,675
Income before income taxes	2,873	9,931	10,571	6,032	29,407
Net income	1,862	6,346	6,661	28,996	43,865
Income per share:
Basic	$0.06	$0.20	$0.21	$0.90	$1.36
Diluted	$0.06	$0.19	$0.20	$0.88	$1.34
Weighted average number of shares outstanding:
Basic	32,026	32,144	32,317	32,354	32,226
Diluted	32,713	32,727	32,862	33,045	32,853

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Revenues	$41,650	$46,059	$44,044	$44,485	$176,238
Gross profit	21,874	23,515	22,470	22,873	90,732
Income (loss) before income taxes	(255)	1,332	37	419	1,533
Net income	393	759	252	2,054	3,458
Income per share:
Basic	$0.01	$0.02	$0.01	$0.06	$0.11
Diluted	$0.01	$0.02	$0.01	$0.06	$0.10
Weighted average number of shares outstanding:
Basic	32,523	32,567	32,897	32,951	32,783
Diluted	33,239	33,155	33,426	33,539	33,388

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2011:
Allowance for doubtful accounts	$306	$(41)	$—	$3	$262
Inventory valuation	7,536	1,324	—	933	7,927
Warranty	1,654	1,987	—	2,235	1,406
Deferred tax valuation allowance	37,239	(12,358)	—	207	24,674
Year 2012:
Allowance for doubtful accounts	$262	$344	$—	$—	$606
Inventory valuation	7,927	2,934	—	5,241	5,620
Warranty	1,406	2,482	225	2,089	2,024
Deferred tax valuation allowance	24,674	(23,313)	—	—	1,361
Year 2013:
Allowance for doubtful accounts	$606	$751	$—	$205	$1,152
Inventory valuation	5,620	2,863	—	2,382	6,101
Warranty	2,024	1,956	—	2,429	1,551
Deferred tax valuation allowance	1,361	(153)	548	—	1,756

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Rudolph Technologies, Inc.
By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin Chairman and Chief Executive Officer
Date:	February 26, 2014

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Paul F. McLaughlin	Chairman and Chief Executive Officer	February 26, 2014
Paul F. McLaughlin

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2014
Steven R. Roth

/s/ Leo Berlinghieri	Director	February 26, 2014
Leo Berlinghieri

/s/ Daniel H. Berry	Director	February 26, 2014
Daniel H. Berry

/s/ Thomas G. Greig	Director	February 26, 2014
Thomas G. Greig

/s/ Richard F. Spanier	Director	February 26, 2014
Richard F. Spanier

/s/ Aubrey C. Tobey	Director	February 26, 2014
Aubrey C. Tobey

/s/ John R. Whitten	Director	February 26, 2014
John R. Whitten

EXHIBIT INDEX

Exhibit No.	Description

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

2.3
Asset Purchase Agreement dated as of December 18, 2007, by and among the Registrant, Mariner Acquisition Company LLC, Applied Precision Holding, LLC and Applied Precision, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on December 21, 2007).

3.1
Restated Certificate of Incorporation of Registrant, as amended (Conformed Version) (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q(SEC File No. 000-27965) filed on August 2, 2013).

3.2	Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on August 1, 2007).
3.3	Amendment to Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on February 2, 2009).
4.1	Rights Agreement (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A (SEC File No. 000-27965) filed on June 28, 2005).
4.2
August Technology Corporation 1997 Stock Incentive Plan (incorporated by reference to the Appendix to August Technology Corporation’s Proxy Statement for its 2004 Annual Shareholders Meeting (SEC File No. 000-30637) filed on March 11, 2004).

4.3
Indenture, dated as of July 25, 2011, by and between The Bank of New York Mellon Trust Company, N.A., as Trustee, and Rudolph Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.1+
License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated by reference to Exhibit (10.1) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on September 9, 1999).

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit (10.3) to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on October 5, 1999).
10.3*	Amended 1996 Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 14, 2001).
10.4*	Form of 1999 Stock Plan (incorporated by reference to Exhibit (10.5) to the Registrant’s Registration Statement on Form S-1, (SEC File No. 333-86821) filed on September 9, 1999).
10.5*	Form of 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit (10.6) to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-86821) filed on September 9, 1999).
10.6*
Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 3, 2000), as amended August 20, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009), as amended May 19, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2010), as amended September 27, 2011 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 2, 2011), and as amended February 8, 2013 (incorporated by refrence to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed March 1, 2013).

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

10.8*
Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 3, 2000), as amended August 20, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2009).

10.9*	Form of option agreement under 1999 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 5, 2004).
10.10*
Form of Restricted Stock Award pursuant to the Rudolph Technologies, Inc. 1999 Stock Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965), filed on June 21, 2005).

10.11*	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.12*	Rudolph Technologies, Inc. 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.13
Executive Change of Control Agreement, dated as of August 20, 2009, by and between Rudolph Technologies, Inc. and Nathan H. Little (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 6, 2009).

10.14
Purchase Agreement, dated July 19, 2011, among Rudolph Technologies, Inc. and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.15
Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.16
Amendment dated July 22, 2011 to Confirmation of Convertible Note Hedge Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (EC File No. 000-27965) filed on July 25, 2011).

10.17
Amendment dated July 22, 2011 to Confirmation of Issuer Warrant Transaction dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.18	Irrevocable standby letter of credit with Credit Suisse AG (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on May 3, 2013).
21.1	Subsidiaries.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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