Form 10-Q
period 2014-03-31
RUDOLPH TECHNOLOGIES INC
filed 2014-05-01
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
The number of outstanding shares of the Registrant’s Common Stock on April 21, 2014 was 33,230,086.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55,606	$80,790
Marketable securities	127,913	86,582
Accounts receivable, less allowance of $1,596 as of March 31, 2014 and $1,152 as of December 31, 2013	42,547	53,437
Inventories	62,321	61,351
Prepaid expenses and other current assets	16,392	14,804
Total current assets	304,779	296,964
Property, plant and equipment, net	12,552	13,058
Goodwill	22,495	22,553
Identifiable intangible assets, net	10,794	11,464
Other assets	28,763	27,323
Total assets	$379,383	$371,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$14,211	$12,772
Other current liabilities	23,538	18,918
Total current liabilities	37,749	31,690
Convertible senior notes	52,486	51,751
Other non-current liabilities	9,410	8,918
Total liabilities	99,645	92,359
Commitments and contingencies
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	417,327	415,739
Accumulated other comprehensive loss	(1,924)	(1,795)
Accumulated deficit	(135,698)	(134,974)
Total stockholders’ equity	279,738	279,003
Total liabilities and stockholders’ equity	$379,383	$371,362

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues	$41,649	$41,650
Cost of revenues	20,080	19,776
Gross profit	21,569	21,874
Operating expenses:
Research and development	10,006	9,703
Selling, general and administrative	10,780	10,252
Amortization	670	616
Total operating expenses	21,456	20,571
Operating income	113	1,303
Interest expense, net	1,281	1,209
Other expense (income)	(127)	349
Loss before income taxes	(1,041)	(255)
Benefit for income taxes	(317)	(648)
Net income (loss)	$(724)	$393
Earnings (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted average shares outstanding:
Basic	33,092	32,523
Diluted	33,092	33,239

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$(724)	$393
Other comprehensive loss:
Change in net unrealized gains on investments, net of tax	3	14
Change in currency translation adjustments	(132)	(449)
Total comprehensive loss	$(853)	$(42)

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(724)	$393
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization of intangibles and other	672	707
Amortization of convertible note discount and issuance costs	822	739
Depreciation	1,038	1,064
Foreign currency exchange (gain) loss	(127)	331
Contingent consideration adjustments	75	—
Share-based compensation	1,445	957
Provision for doubtful accounts and inventory valuation	353	778
Deferred income taxes	65	—
Changes in operating assets and liabilities, net of acquisitions	11,987	(5,276)
Net cash and cash equivalents provided by (used in) operating activities	15,606	(307)
Cash flows from investing activities:
Purchases of marketable securities	(69,634)	(34,877)
Proceeds from sales of marketable securities	29,018	18,473
Purchases of property, plant and equipment	(390)	(2,528)
Net cash and cash equivalents used in investing activities	(41,006)	(18,932)
Cash flows from financing activities:
Proceeds from sales of shares through share-based compensation plans	93	101
Tax benefit for sale of shares through share-based compensation plans	49	500
Net cash and cash equivalents provided by financing activities	142	601
Effect of exchange rate changes on cash and cash equivalents	74	(562)
Net decrease in cash and cash equivalents	(25,184)	(19,200)
Cash and cash equivalents at beginning of period	80,790	104,253
Cash and cash equivalents at end of period	$55,606	$85,053

Supplemental disclosure of cash flow information:
Income taxes paid	$567	$1,954
Interest paid	$1,125	$1,125

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three month period ended March 31, 2014 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements included in the 2013 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to current financial statement presentation. These amounts include the reclassification of a portion of deferred tax assets from Other assets to Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.

NOTE 2.   Business Combinations
Tamar Technology
In April 2013, the Company announced that it had acquired specific assets of Tamar Technology, located in Newbury Park, California. The acquired business has been integrated into the Company’s inspection technology group.  The impact of the acquisition was not material to the Company’s consolidated financial position or results of operations.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$127,618	$—	$127,618	$—
Auction rate securities	295	—	—	295
Total Assets	$127,913	$—	$127,618	$295
Liabilities:
Contingent consideration - acquisitions	$5,283	$—	$—	$5,283
Foreign currency forward contracts	21	—	21	—
Total Liabilities	$5,304	$—	$21	$5,283
December 31, 2013
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$86,305	$—	$86,305	$—
Auction rate securities	277	—	—	277
Foreign currency forward contracts	6	—	6	—
Total Assets	$86,588	$—	$86,311	$277
Liabilities:
Contingent consideration - acquisitions	$5,208	$—	$—	$5,208
Total Liabilities	$5,208	$—	$—	$5,208

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
Level 3 investments consist of an auction rate security and contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these investments. The Level 3 assumptions used in the discounted cash flow model for the auction rate security included estimates of interest rates of 3.3%, timing and amount of cash flows and expected holding periods of the auction rate security, based on data available on March 31, 2014. Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate security. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates of 5.7% and timing of cash flows. A significant decrease in the projected revenues or increase in discount rate could result in a significantly lower fair value measurement for the contingent consideration.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Balance at December 31, 2013	$277
Unrealized gain in accumulated other comprehensive loss	18
Purchases	—
Sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at March 31, 2014	$295

Liabilities:
Balance at December 31, 2013	$5,208
Additions	—
Total gain (loss) included in earnings	(75)
Payments	—
Transfers into (out of) Level 3	—
Balance at March 31, 2014	$5,283
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
The following table reflects information pertaining to the Company’s convertible senior notes:

	March 31, 2014	December 31, 2013
Net carrying value of convertible senior notes	$52,486	$51,751
Estimated fair value of convertible senior notes	$60,390	$59,340
Estimated interest rate used in discounted cash flow model	3.5%	4.2%
Fair value of contingent interest	$—	$—

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

As of March 31, 2014, the Company held one auction rate security with a fair value of $295. The underlying asset of the Company’s auction rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of March 31, 2014, the Company had recorded a cumulative temporary unrealized impairment loss of $180 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.
The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2014 and December 31, 2013 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At March 31, 2014 and December 31, 2013, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2014
Municipal notes and bonds	$127,585	$44	$11	$127,618
Auction rate securities	475	—	180	295
Total marketable securities	$128,060	$44	$191	$127,913
December 31, 2013
Municipal notes and bonds	$86,257	$50	$2	$86,305
Auction rate securities	475	—	198	277
Total marketable securities	$86,732	$50	$200	$86,582
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$101,686	$101,707	$78,909	$78,948
Due after one through five years	15,150	15,164	5,811	5,821
Due after five through ten years	5,010	5,009	—	—
Due after ten years	6,214	6,033	2,011	1,813
Total marketable securities	$128,060	$127,913	$86,731	$86,582
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at March 31, 2014 and December 31, 2013:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014
Municipal notes and bonds	$57,313	$5	$—	$—
Auction rate securities	—	—	475	180
Total	$57,313	$5	$475	$180
December 31, 2013
Municipal notes and bonds	$16,448	$2	$—	$—
Auction rate securities	—	—	475	198
Total	$16,448	$2	$475	$198
See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2014 and December 31, 2013, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, decreases in the fair value of $27 and $68 for the three month period ended March 31, 2014 and 2013, respectively. These decreases are recorded within the caption “Other expense (income)” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Notional amount	$1,442	$1,029
Fair value of asset (liability)	$(21)	$6

NOTE 6.    Goodwill and Purchased Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2012	$15,361
Goodwill acquired during period	6,989
Other, primarily currency translation	203
Balance at December 31, 2013	$22,553
Goodwill acquired during period	—
Other	(58)
Balance at March 31, 2014	$22,495

Purchased Intangible Assets
Purchased intangible assets as of  March 31, 2014 and December 31, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2014
Finite-lived intangibles:
Developed technology	$59,831	$52,032	$7,799
Customer and distributor relationships	9,560	7,544	2,016
Trade names	4,361	3,382	979
Total identifiable intangible assets	$73,752	$62,958	$10,794
December 31, 2013
Finite-lived intangibles:
Developed technology	$59,831	$51,496	$8,335
Customer and distributor relationships	9,560	7,449	2,111
Trade names	4,361	3,343	1,018
Total identifiable intangible assets	$73,752	$62,288	$11,464
Intangible asset amortization expense for the three months ended March 31, 2014 and 2013 was $670 and $616. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2014 will be $1,752, and for each of the next five years estimated amortization expense amounts to $2,050 for 2015, $1,941 for 2016, $1,553 for 2017, $1,117 for 2018, and $1,117 for 2019.

NOTE 7.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	March 31, 2014	December 31, 2013
Materials	$31,086	$31,194
Work-in-process	18,969	19,867
Finished goods	12,266	10,290
Total inventories	$62,321	$61,351
The Company has established reserves of $6,606 and $6,101 as of March 31, 2014 and December 31, 2013, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	March 31, 2014	December 31, 2013
Land and building	$5,024	$5,024
Machinery and equipment	21,280	20,827
Furniture and fixtures	3,970	4,043
Computer equipment	5,658	5,568
Leasehold improvements	7,742	7,744
	43,674	43,206
Less: Accumulated depreciation	31,122	30,148
Total property, plant and equipment, net	$12,552	$13,058

Other assets
Other assets is comprised of the following:

	March 31, 2014	December 31, 2013
Deferred income taxes	$27,087	$25,547
Other	1,676	1,776
Total other assets	$28,763	$27,323

Other current liabilities

Other current liabilities is comprised of the following:

	March 31, 2014	December 31, 2013
Litigation accrual	$4,211	$4,293
Deferred revenue	12,850	8,786
Contingent consideration - acquisitions	1,130	868
Other	5,347	4,971
Total other current liabilities	$23,538	$18,918

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	March 31, 2014	December 31, 2013
Unrecognized tax benefits (including interest)	$3,498	$2,806
Contingent consideration - acquisitions	4,153	4,340
Other	1,759	1,772
Total other non-current liabilities	$9,410	$8,918

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
The following table reflects the net carrying value of the Notes:

	March 31, 2014	December 31, 2013
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	7,514	8,249
Net carrying value of convertible senior notes	$52,486	$51,751

The following table presents the amount of interest cost recognized relating to the Notes during the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31,
	2014	2013
Contractual interest coupon	$562	$562
Amortization of interest discount	735	667
Amortization of debt issuance costs	87	72
Total interest cost recognized	$1,384	$1,301
The remaining bond discount of the Notes of $7,514, as of March 31, 2014, will be amortized over the remaining life of the Notes.

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended March 31,
	2014	2013
Balance, beginning of the period	$1,551	$2,024
Accruals	481	446
Less: Usage	523	705
Balance, end of the period	$1,509	$1,765
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Letter of Credit
As of March 31, 2014, the Company had a $40,000 irrevocable standby letter of credit with Credit Suisse AG available to secure the damages assessment in connection with the ITC litigation discussed in Legal Matters below, which the Company is in the process of appealing. The letter of credit contains a provision for automatic renewal each year. Upon draw down of funds, the letter of credit would be collateralized by securities held in the Company’s investment portfolios and reported in the Condensed Consolidated Balance Sheets within the caption “Cash and cash equivalents” and “Marketable securities.” No amounts were outstanding on the letter of credit as of, or during the three months ended, March 31, 2014.
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No.  CV-06-2182-PHX-ROS).  Prior to trial, the District Court ruled that such products sold prior to August of 2007 (the “pre-August 2007 tools”) infringed the ITC patent.  At trial in December of 2011, a trial verdict was rendered in which the jury found that while the Company’s products manufactured after August of 2007 (the “post-August 2007 tools”) did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales for pre-August 2007 tools.  The jury found that for the sales of the post-August 2007 tools, the infringement was willful.  On July 23, 2012, the District Court issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to post-August 2007 tool sales and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees.  At that time, the District Court also enjoined the Company from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. The Company appealed the injunction, the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the U.S. Federal Court of Appeals and thereafter in June of 2013, the patent expired.  On November 4, 2013, the U.S. Federal Court of Appeals issued a ruling which reversed the judgment of infringement against all post-August 2007 tools, reversed the finding of willfulness, vacated the treble damages award, vacated the award of attorney’s fees and costs, remanded the issue back to the District Court for further review, and affirmed the award of damages and interest for the pre-August 2007 tools.  As a result, the matter is resolved with regard to the alleged infringement of the post-August 2007 tools in the Company’s favor.  With regard to the damages assessment against the pre-August 2007 tools, the Company believes that it has meritorious defenses and the Company intends to continue to vigorously prosecute our appeal regarding this issue.  On March 4, 2014, the Company filed a Petition for a Writ of Certiorari with the U.S. Supreme Court to appeal the basis of the Federal Court of Appeals’ decision affirming the damages award for the pre-August 2007 tools. A decision by the Supreme Court on whether the Petition will be granted is expected to be issued on or about June 26, 2014. It remains probable that the Company could realize a loss in this matter  regarding the pre-August 2007 tools for which the Company has estimated and recorded a liability of approximately $4,211 in “Other current liabilities” in the Condensed Consolidated Balance Sheets.  The Company expects that the maximum liability reasonably possible for the pre-August 2007 products, including damages and interest, is an additional $6,367 plus attorney’s fees beyond the accrual.

In the Company’s patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning the Company’s proprietary continuous scan wafer inspection technology, the U.S. Federal Court of Appeals issued a ruling on August 22, 2011.  In its opinion, the Appellate Court affirmed multiple rulings from trial at the District Court level including (i) finding the Company’s U.S. Patent No. 6,826,298 valid, (ii) the part of the infringement ruling based on the finding that Camtek’s Falcon product strobes “based on velocity,” and (iii) the dismissal of Camtek’s claim against the Company for inequitable conduct against the U.S. Patent and Trademark Office.  The court did, however, revise one claim construction ruling made by the District Court in the original case.  As a result, the Appellate Court set aside the verdict delivered by the jury for damages and the District Court’s decision to enter an injunction against Camtek’s selling Falcon tools in the U.S. and remanded the case back to the trial court for a limited trial on this single infringement issue.  On March 31, 2014, the District Court ruled in the Company’s favor, finding that Camtek’s Falcon tools continue to infringe the Company’s patent even under the revised claim construction of the patent, obviating the need for the limited trial.  The Company intends to petition the court to reinstate a permanent injunction against the sale by Camtek of its infringing semiconductor inspection systems. The Company also anticipates that the damages originally awarded by the jury in 2009 will be reinstated, as well as related interest and all subsequently awarded damages.   This lawsuit was initially brought in 2005 by August Technology prior to its merger with the Company. A subsequent lawsuit has been filed by Rudolph against Camtek alleging infringement of Rudolph’s U.S. Patent No. 7,729,528, also related to the Company’s proprietary continuous scan wafer inspection technology.  This lawsuit is currently stayed pending resolution of a re-examination petition filed by Camtek with the U.S. Patent and Trademark Office.

NOTE 10.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the three months ended March 31, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,116	$9.73
Granted	503	$10.97
Less: Vested	290	$8.37
Less: Forfeited	12	$10.31
Nonvested at March 31, 2014	1,317	$10.50
As of March 31, 2014 and December 31, 2013, there was $9,884 and $5,755 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.4 years and 2.0 years for the respective periods.

NOTE 11.   Other Expense (Income)

	Three Months Ended
	March 31,
	2014	2013
Foreign currency exchange losses (gains), net	$(127)	$331
Other	—	18
Total other expense (income)	$(127)	$349

NOTE 12.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended
	March 31,
	2014	2013
Loss before income taxes	$(1,041)	$(255)
Benefit for income taxes	$(317)	$(648)
Effective tax rate	30.5%	254.1%
The income tax provision for the three months ended March 31, 2014 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the three months ended March 31, 2014 compared to the same period for the prior year are primarily due to the generation of federal R&D credits for both 2012 and 2013 recognized in 2013, which are not available in the 2014 period as a result of legislation.
The Company currently has a partial valuation allowance recorded against certain deferred tax assets. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to closely monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a valuation allowance of $1,646 as of March 31, 2014 and December 31, 2013.

NOTE 13.   Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three months ended March 31, 2014, all outstanding stock options and restricted stock units totaling 739 and 1,377, respectively, were excluded from the computation of diluted loss per share because the effect in the period would be antidilutive. For the three months ended March 31, 2013, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share totaled 810 and 0, respectively, because their effect was antidilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be anti-dilutive.

The Company’s basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss)	$(724)	$393
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	33,092	32,523
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	—	716
Diluted earnings (loss) per share - weighted average shares outstanding	33,092	33,239
Earnings (loss) per share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01

NOTE 14.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income (loss), foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the unaudited Condensed Consolidated Statements of Comprehensive Loss for the effect of the components of comprehensive loss to our net income.
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2012	$985	$100	$1,085
Net current period other comprehensive loss	660	50	710
Reclassifications	—	—	—
Beginning Balance, December 31, 2013	$1,645	$150	$1,795
Net current period other comprehensive loss (gain)	132	(3)	129
Reclassifications	—	—	—
Ending balance, March 31, 2014	$1,777	$147	$1,924

NOTE 15.   Segment Reporting and Geographic Information
The Company is engaged in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography and data analysis systems used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of high-performance process control defect inspection, metrology, and process control software systems used by microelectronics device manufacturers, and therefore have one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.

The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2014		2013
Systems and Software:
Inspection	$18,002	43%	$24,879	60%
Metrology	5,749	14%	288	1%
Lithography	3,657	9%	3,700	9%
Data Analysis and Review	5,974	14%	4,157	10%
Parts	5,040	12%	5,546	13%
Services	3,227	8%	3,080	7%
Total revenue	$41,649	100%	$41,650	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2014	2013
United States	$9,934	$9,402
Taiwan	7,930	13,131
Japan	1,284	2,388
China	4,830	2,748
South Korea	7,552	3,423
Other Asia	6,591	5,408
Germany	1,344	2,525
Other Europe	2,184	2,625
Total revenue	$41,649	$41,650

The following customers each accounted for more than 10% of total revenues for the indicated periods.

	Three Months Ended
	March 31,
	2014	2013
Customer A	17.0%	2.1%
Customer B	14.0%	9.0%
Customer C	4.4%	18.5%

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

The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and /or front-end semiconductor market segments, our ability to successfully integrate recently acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions, and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”). The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our 2013 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2013 10-K.
See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on our financial position and results of operations.
Results of Operations for the Three Month Periods Ended March 31, 2014 and 2013

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
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of approximately 5% to 10% for 2014. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.1 at March 31, 2014, an increase from the book-to-bill ratio of 1.0 at December 31, 2013.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2014 and for the years ended December 31, 2013, 2012 and 2011, sales to customers that individually represented at least five percent of our revenues accounted for 40.7%, 41.6%, 50.9%, and 43.6% of our revenues, respectively.
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
The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Three Months Ended
	March 31,	Years Ended December 31,
	2014	2013	2012	2011
Asia	67.7%	62.4%	67.3%	51.3%
Europe	8.5%	14.4%	13.4%	20.4%
Total international revenue	76.2%	76.8%	80.7%	71.7%
The sales cycle for our systems typically ranges from six to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $41.6 million for the three month period ended March 31, 2014, compared to $41.7 million for the three month period ended March 31, 2013, representing a change that was relatively flat period over period.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended
	March 31,
	2014		2013
Systems and Software:
Inspection	$18,002	43%	$24,879	60%
Metrology	5,749	14%	288	1%
Lithography	3,657	9%	3,700	9%
Data Analysis and Review	5,974	14%	4,157	10%
Parts	5,040	12%	5,546	13%
Services	3,227	8%	3,080	7%
Total revenue	$41,649	100%	$41,650	100%

Total systems and software revenue change was relatively flat for the three months ended March 31, 2014 compared to the three month period ended March 31, 2013. Year-over-year there was decreased customer demand for our inspection systems which contributed to a lower number of inspection systems sold during the three months ended March 31, 2014 as compared to the same period in the prior year. As a result, inspection systems revenue decreased $6.9 million for the 2014 period compared to the 2013 period. The number of metrology systems sold during the three months ended March 31, 2014 was significantly higher compared to the same period in the prior year, resulting in an increase in metrology systems revenue of $5.5 million for the 2014 period. Lithography system revenue was relatively flat for the three months ended March 31, 2014 as we sold the same number of lithography systems in both periods. The year-over-year increase in data analysis and review software revenue for the three months ended March 31, 2014 of $1.8 million is primarily due to increased sales in licensing revenue.  As a result, total revenue for the 2014 period was consistent with the 2013 period. Volume or pricing changes had little impact as the average selling price of similarly configured systems has been consistent across the year-over-year periods. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 59% of total revenues for the three month period ended March 31 2014, compared to 67% of total revenues for the three month period ended March 31, 2013.  The year-over-year decrease in total parts and services revenue for the three month period ended March 31 2014 is primarily due to decreased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $12.9 million are recorded in the Condensed Consolidated Balance Sheets within the caption “Other current liabilities” at March 31, 2014 and primarily consist of $6.8 million for systems awaiting acceptance and outstanding deliverables and $6.1 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $21.6 million for the three month period ended March 31, 2014, compared to $21.9 million for the three month period ended March 31, 2013.  Our gross profit represented 51.8% of our revenues for the three month period ended March 31, 2014 and 52.5% of our revenues for the same period in the prior year.  The decrease in gross profit as a percentage of revenue for the three month period ended March 31, 2014 compared to the same period in the prior year is primarily due to product mix.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $10.0 million for the three month period ended March 31, 2014, compared to $9.7 million for the same period in the prior year.  Research and development expense represented 24.0% of our revenues for the three month period ended March 31, 2014, compared to 23.3% of revenues for the prior year period.  The year-over-year dollar increase for the three month period ended March 31 2014 in research and development expenses primarily reflects the inclusion of research and development expenses generated from our acquisition in the 2013 second quarter of Tamar Technology and higher compensation costs.
Selling, General and Administrative.     Our selling, general and administrative expense was $10.8 million for the three month period ended March 31, 2014, compared to $10.3 million for the same period in the prior year.  Selling, general and administrative expense represented 25.9% of our revenues for the three month period ended March 31, 2014, compared to 24.6% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three month period ended March 31 2014 in selling, general and administrative expense was primarily due to higher compensation costs.

Income Taxes.  For the three month periods ended March 31, 2014 and 2013, we recorded income tax benefits of $0.3 million and $0.6 million, respectively. Our effective tax rate of 30.5% differs from the statutory rate of 35% for the three months ended March 31, 2014 primarily due to discrete tax items recorded in the period. Our effective tax rate differs from the statutory tax rate of 35% for the three month period ended March 31, 2013 due to the American Taxpayer Relief Act of 2012 which was passed by Congress and signed into law in January 2013. The provisions under this law were made retroactive to January 1, 2012. However, as a result of the law being signed in January 2013, the financial impact of any retroactive provision was recorded as a discrete item in the tax provision in the first quarter of 2013.
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
Litigation. As discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q (“Legal Proceedings”), we are subject to legal proceedings and claims, which includes, among other things, our on-going litigation with ITC in a patent infringement action related to the predictive scrub feature of our PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products in which we were the defendants (the “ITC Litigation”). See Legal Proceedings for a discussion of this action and the District Court’s adverse order affirming the jury award and ordering other relief in this matter and the ruling obtained from the U.S. Federal Court of Appeals. In the event that the ultimate decision in the ITC Litigation results in a judgment of damages against us at the high end of the identified ranges, such result will have a material impact on our results of operations and may also have a material impact on our liquidity and financial condition.
Liquidity and Capital Resources
At March 31, 2014, we had $183.5 million of cash, cash equivalents and marketable securities and $267.0 million in working capital.  At December 31, 2013, we had $167.4 million of cash, cash equivalents and marketable securities and $265.3 million in working capital.
Operating activities provided $15.6 million in net cash and cash equivalents for the three month period ended March 31, 2014.  The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2014 was primarily a result of net loss, adjusted to exclude the effect of non-cash operating charges of $3.6 million and changes in operating assets and liabilities of $12.0 million. Operating activities used $0.3 million in net cash and cash equivalents for the three month period ended March 31, 2013. The net cash and cash equivalents used in operating activities during the three month period ended March 31, 2013 was primarily a result of changes in operating assets and liabilities of $5.3 million, partially offset by net income adjusted to exclude the effect of non-cash operating charges of $5.0 million.
Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2014 of $41.0 million was due to the purchase of marketable securities of $69.6 million, and capital expenditures of $0.4 million, partially offset by the proceeds from sales of marketable securities of $29.0 million.  Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2013 of $18.9 million was due to the purchase of marketable securities of $34.9 million, and capital expenditures of $2.5 million, partially offset by the proceeds from sales of marketable securities of $18.5 million.
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
As of March 31, 2014, we had a $40 million irrevocable standby letter of credit available with Credit Suisse AG which is required to secure the damages assessment in connection with the ITC Litigation discussed in Legal Proceedings. The letter of credit contains provisions for automatic renewal each year. Upon draw down of funds, the letter of credit would be collateralized by securities held in our investment portfolios and reported in the Condensed Consolidated Balance Sheets within the caption “Cash and cash equivalents” and “Marketable securities.” No amounts were outstanding on the letter of credit as of, or during the three months ended March 31, 2014.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal and corporate bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of March 31, 2014, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at March 31, 2014 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $2.2 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other expense (income)” in the Condensed Consolidated Statements of Operations for each reporting period. As of March 31, 2014, we had nine forward contracts outstanding with a total notional contract value of $1.4 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of March 31, 2014, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
For a description of our previously reported legal proceedings refer to “Part I, Item 3 - Legal Proceedings” in our 2013 10-K, as updated in Note 9 to the accompanying unaudited condensed consolidated financial statements.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.    Risk Factors
There were no material changes to our risk factors as discussed in Part I, Item 1A - Risk Factors in our 2013 10-K.

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
10.1
Employment Agreement, dated as of June 29, 2005, by and between August Technology Corporation and Michael Plisinski as amended July 28, 2006 by and between Rudolph Technologies, Inc. and Michael Plisinski, filed herewith.

10.2
Employment Agreement, dated as of March 5, 2002, by and between August Technology Corporation and D. Mayson Brooks (incorporated by reference to Exhibit 10.28 to the August Technology Corporation Annual Report on Form 10-K (SEC File No. 000-30637) filed March 15, 2002.

10.3	Amendment dated as of June 25, 2005 to Employment Agreement, dated as of March 5, 2002, by and between August Technology Corporation and D. Mayson Brooks, filed herewith.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Rudolph Technologies, Inc.
Date:	May 1, 2014	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	May 1, 2014	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
Employment Agreement, dated as of June 29, 2005, by and between August Technology Corporation and Michael Plisinski as amended July 28, 2006 by and between Rudolph Technologies, Inc. and Michael Plisinski, filed herewith.

10.2
Employment Agreement, dated as of March 5, 2002, by and between August Technology Corporation and D. Mayson Brooks (incorporated by reference to Exhibit 10.28 to the August Technology Corporation Annual Report on Form 10-K (SEC File No. 000-30637) filed March 15, 2002.

10.3	Amendment dated as of June 25, 2005 to Employment Agreement, dated as of March 5, 2002, by and between August Technology Corporation and D. Mayson Brooks, filed herewith.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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