Form 10-Q
period 2014-06-30
RUDOLPH TECHNOLOGIES INC
filed 2014-08-06
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Registrant’s telephone number, including area code: (973) 691-1300
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
The number of outstanding shares of the Registrant’s Common Stock on July 21, 2014 was 33,267,370.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$54,658	$80,790
Marketable securities	122,643	86,582
Accounts receivable, less allowance of $1,175 as of June 30, 2014 and $1,152 as of December 31, 2013	50,811	53,437
Inventories, net	65,624	61,351
Prepaid expenses and other current assets	22,204	14,804
Total current assets	315,940	296,964
Property, plant and equipment, net	11,837	13,058
Goodwill	22,495	22,553
Identifiable intangible assets, net	10,124	11,464
Other assets	28,685	27,323
Total assets	$389,081	$371,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,347	$12,772
Other current liabilities	33,509	18,918
Total current liabilities	49,856	31,690
Convertible senior notes	53,225	51,751
Other non-current liabilities	9,403	8,918
Total liabilities	112,484	92,359
Commitments and contingencies
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	418,215	415,739
Accumulated other comprehensive loss	(1,541)	(1,795)
Accumulated deficit	(140,110)	(134,974)
Total stockholders’ equity	276,597	279,003
Total liabilities and stockholders’ equity	$389,081	$371,362

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$43,018	$46,059	$84,667	$87,709
Cost of revenues	19,714	22,544	39,794	42,320
Gross profit	23,304	23,515	44,873	45,389
Operating expenses:
Research and development	10,841	10,214	20,846	19,917
Selling, general and administrative	21,285	10,519	32,066	20,771
Amortization	670	648	1,340	1,264
Total operating expenses	32,796	21,381	54,252	41,952
Operating income (loss)	(9,492)	2,134	(9,379)	3,437
Interest expense, net	1,341	1,200	2,622	2,409
Other expense (income)	162	(398)	35	(49)
Income (loss) before income taxes	(10,995)	1,332	(12,036)	1,077
Provision (benefit) for income taxes	(6,583)	573	(6,900)	(75)
Net income (loss)	$(4,412)	$759	$(5,136)	$1,152
Earnings (loss) per share:
Basic	$(0.13)	$0.02	$(0.15)	$0.04
Diluted	$(0.13)	$0.02	$(0.15)	$0.03
Weighted average shares outstanding:
Basic	33,240	32,567	33,186	32,633
Diluted	33,240	33,155	33,186	33,284

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income (loss)	$(4,412)	$759	$(5,136)	$1,152
Other comprehensive loss:
Change in net unrealized gains (losses) on investments, net of tax	24	(55)	27	(41)
Change in currency translation adjustments	359	(499)	227	(948)
Total comprehensive income (loss)	$(4,029)	$205	$(4,882)	$163

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(5,136)	$1,152
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization of intangibles and other	1,344	1,444
Amortization of convertible note discount and issuance costs	1,648	1,482
Depreciation	2,038	2,067
Foreign currency exchange loss (gain)	35	(49)
Contingent consideration adjustments	145	—
Share-based compensation	3,162	1,955
Provision for doubtful accounts and inventory valuation	1,398	1,673
Deferred income taxes	65	—
Changes in operating assets and liabilities, net of acquisitions	6,047	(15,812)
Net cash and cash equivalents provided by (used in) operating activities	10,746	(6,088)
Cash flows from investing activities:
Purchases of marketable securities	(110,591)	(61,414)
Proceeds from sales of marketable securities	75,389	35,440
Purchases of property, plant and equipment	(1,020)	(2,485)
Purchase of business	—	(3,365)
Net cash and cash equivalents used in investing activities	(36,222)	(31,824)
Cash flows from financing activities:
Purchases of common stock	(986)	—
Payment of contingent consideration for acquired business	(194)	—
Proceeds from sales of shares through share-based compensation plans	182	630
Tax benefit for sale of shares through share-based compensation plans	118	611
Net cash and cash equivalents provided by (used in) financing activities	(880)	1,241
Effect of exchange rate changes on cash and cash equivalents	224	(790)
Net decrease in cash and cash equivalents	(26,132)	(37,461)
Cash and cash equivalents at beginning of period	80,790	104,253
Cash and cash equivalents at end of period	$54,658	$66,792

Supplemental disclosure of cash flow information:
Income taxes paid	$893	$3,923
Interest paid	$1,125	$1,125

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and six month periods ended June 30, 2014 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements included in the 2013 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to current financial statement presentation. These amounts include the reclassification of a portion of deferred tax assets from Other assets to Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU 2014-09 will be effective for the Company starting in the first quarter of 2017. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the 2017 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on its consolidated financial position, results of operations, and cash flows.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$122,335	$—	$122,335	$—
Auction rate securities	308	—	—	308
Total Assets	$122,643	$—	$122,335	$308
Liabilities:
Contingent consideration - acquisitions	$5,159	$—	$—	$5,159
Foreign currency forward contracts	47	—	47	—
Total Liabilities	$5,206	$—	$47	$5,159
December 31, 2013
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$86,305	$—	$86,305	$—
Auction rate securities	277	—	—	277
Foreign currency forward contracts	6	—	6	—
Total Assets	$86,588	$—	$86,311	$277
Liabilities:
Contingent consideration - acquisitions	$5,208	$—	$—	$5,208
Total Liabilities	$5,208	$—	$—	$5,208

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
Level 3 investments consist of an auction rate security and contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these investments. The Level 3 assumptions used in the discounted cash flow model for the auction rate security included estimates of interest rates of 3.1%, timing and amount of cash flows and expected holding periods of the auction rate security, based on data available on June 30, 2014. Changes in the unobservable input values would be unlikely to cause material changes in the fair value of the auction rate security. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates of 5.3% and timing of cash flows. A significant decrease in the projected revenues or increase in discount rate could result in a significantly lower fair value measurement for the contingent consideration.

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Balance at December 31, 2013	$277
Unrealized gain in accumulated other comprehensive loss	31
Purchases	—
Sales, issuances, and settlements	—
Transfers into (out of) Level 3	—
Balance at June 30, 2014	$308

Liabilities:
Balance at December 31, 2013	$5,208
Additions	—
Total gain included in earnings	145
Payments	(194)
Transfers into (out of) Level 3	—
Balance at June 30, 2014	$5,159
See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.
Fair Value of Other Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments. The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company’s interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.
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
The following table reflects information pertaining to the Company’s convertible senior notes:

	June 30, 2014	December 31, 2013
Net carrying value of convertible senior notes	$53,225	$51,751
Estimated fair value of convertible senior notes	$61,692	$59,340
Estimated interest rate used in discounted cash flow model	3.2%	4.2%
There was no contingent interest related to the Company’s convertible senior notes as of June 30, 2014 and December 31, 2013.

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
As of June 30, 2014, the Company held one auction rate security with a fair value of $308. The underlying asset of the Company’s auction rate security consisted of a municipal bond with an auction reset feature. Due to auction failures in the marketplace, the Company will not have access to these funds unless (a) future auctions occur and are successful, (b) the security is called by the issuer, (c) the Company sells the security in an available secondary market, or (d) the underlying note matures. Currently, there are no active secondary markets. As of June 30, 2014, the Company had recorded a cumulative temporary unrealized impairment loss of $167 within “Accumulated other comprehensive loss” based upon its assessment of the fair value of this security. The Company believes that this impairment is temporary as it does not intend to sell this security, the Company will not be required to sell this security before recovery, and the Company expects to recover the amortized cost basis of this security.
The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2014 and December 31, 2013 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At June 30, 2014 and December 31, 2013, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2014
Municipal notes and bonds	$122,292	$44	$1	$122,335
Auction rate securities	475	—	167	308
Total marketable securities	$122,767	$44	$168	$122,643
December 31, 2013
Municipal notes and bonds	$86,257	$50	$2	$86,305
Auction rate securities	475	—	198	277
Total marketable securities	$86,732	$50	$200	$86,582
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$110,226	$110,253	$81,495	$81,533
Due after one through five years	12,066	12,082	4,762	4,772
Due after five through ten years	—	—	—	—
Due after ten years	475	308	475	277
Total marketable securities	$122,767	$122,643	$86,732	$86,582

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at June 30, 2014 and December 31, 2013:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2014
Municipal notes and bonds	$15,122	$1	$—	$—
Auction rate securities	—	—	308	167
Total	$15,122	$1	$308	$167
December 31, 2013
Municipal notes and bonds	$16,448	$2	$—	$—
Auction rate securities	—	—	277	198
Total	$16,448	$2	$277	$198
See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2014 and December 31, 2013, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and decreases in the fair value of $53 and $255 for the six month period ended June 30, 2014 and 2013, respectively, are recorded within the caption “Other expense (income)” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Notional amount	$1,675	$1,029
Fair value of asset (liability)	$(47)	$6

NOTE 6.    Goodwill and Purchased Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2012	$15,361
Goodwill acquired during period	6,989
Other, primarily currency translation	203
Balance at December 31, 2013	$22,553
Goodwill acquired during period	—
Other	(58)
Balance at June 30, 2014	$22,495

Purchased Intangible Assets
Purchased intangible assets as of  June 30, 2014 and December 31, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2014
Finite-lived intangibles:
Developed technology	$59,831	$52,569	$7,262
Customer and distributor relationships	9,560	7,639	1,921
Trade names	4,361	3,420	941
Total identifiable intangible assets	$73,752	$63,628	$10,124
December 31, 2013
Finite-lived intangibles:
Developed technology	$59,831	$51,496	$8,335
Customer and distributor relationships	9,560	7,449	2,111
Trade names	4,361	3,343	1,018
Total identifiable intangible assets	$73,752	$62,288	$11,464
Intangible asset amortization expense for the three and six months ended June 30, 2014 was $670 and $1,340, respectively. For the three and six months ended June 30, 2013, intangible assets amortization expense was $648 and $1,264, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2014 will be $1,081, and for each of the next five years estimated amortization expense amounts to $2,050 for 2015, $1,941 for 2016, $1,553 for 2017, $1,117 for 2018, and $1,117 for 2019.

NOTE 7.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	June 30, 2014	December 31, 2013
Materials	$29,464	$31,194
Work-in-process	24,679	19,867
Finished goods	11,481	10,290
Total inventories	$65,624	$61,351
The Company has established reserves of $7,056 and $6,101 as of June 30, 2014 and December 31, 2013, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	June 30, 2014	December 31, 2013
Land and building	$5,024	$5,024
Machinery and equipment	21,314	20,827
Furniture and fixtures	3,484	4,043
Computer equipment	6,088	5,568
Leasehold improvements	7,811	7,744
	43,721	43,206
Less: Accumulated depreciation	31,884	30,148
Total property, plant and equipment, net	$11,837	$13,058

Other assets
Other assets is comprised of the following:

	June 30, 2014	December 31, 2013
Deferred income taxes	$27,087	$25,547
Other	1,598	1,776
Total other assets	$28,685	$27,323

Other current liabilities

Other current liabilities is comprised of the following:

	June 30, 2014	December 31, 2013
Litigation accrual	$13,833	$4,293
Deferred revenue	10,363	8,383
Contingent consideration - acquisitions	1,197	868
Other	8,116	5,374
Total other current liabilities	$33,509	$18,918

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	June 30, 2014	December 31, 2013
Unrecognized tax benefits (including interest)	$3,526	$2,806
Contingent consideration - acquisitions	3,962	4,340
Other	1,915	1,772
Total other non-current liabilities	$9,403	$8,918

NOTE 8.   Debt Obligations
On July 25, 2011, the Company issued $60,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2016 (the “Notes”) at par. The Notes were issued pursuant to an indenture, dated as of July 25, 2011, between the Company and Bank of New York Mellon Trust Company, N.A., as Trustee, which includes a form of Note. The Notes provide for the payment of interest semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2012, at an annual rate of 3.75%

and will mature on July 15, 2016, unless earlier converted or repurchased. The Notes may be converted, under certain circumstances, based on an initial conversion rate of 77.241 shares of Company common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $12.95 per share. Concurrently with the issuance of the Notes, the Company purchased a convertible note hedge and sold a warrant. Each of the convertible note hedge and warrant transactions were entered into with an affiliate of the initial purchaser of the Notes. The convertible note hedge is intended to reduce the potential future dilution to the Company’s common stock associated with the conversion of the Notes. However, the warrant transaction will have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrant. The strike price of the warrant is $17.00 per share subject to adjustment in accordance with the terms of the agreement. The net proceeds to the Company from the sale of the Notes, including the convertible note hedge and warrant were $50,249.
The following table reflects the net carrying value of the Notes:

	June 30, 2014	December 31, 2013
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	6,775	8,249
Net carrying value of convertible senior notes	$53,225	$51,751
The following table presents the amount of interest cost recognized relating to the Notes during the three and six months ended June 30, 2014 and June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Contractual interest coupon	$563	$562	$1,125	$1,124
Amortization of interest discount	739	670	1,474	1,337
Amortization of debt issuance costs	87	73	174	145
Total interest cost recognized	$1,389	$1,305	$2,773	$2,606
The remaining bond discount of the Notes of $6,775, as of June 30, 2014, will be amortized over the remaining life of the Notes.

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended June 30,
	2014	2013
Balance, beginning of the period	$1,551	$2,024
Accruals	961	1,033
Less: Usage	1,035	1,365
Balance, end of the period	$1,477	$1,692
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No.  CV-06-2182-PHX-ROS).  Prior to trial, the District Court ruled that such products sold prior to August of 2007 (the “pre-August 2007 tools”) infringed the ITC patent. At trial in December of 2011, a trial verdict was rendered in which the jury found that while the Company’s products manufactured after August of 2007 (the “post-August 2007 tools”) did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales for pre-August 2007 tools. The jury found that for the sales of the post-August 2007 tools, the infringement was willful. On July 23, 2012, the District Court issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to post-August 2007 tool sales and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. At that time, the District Court also enjoined the Company from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. The Company appealed the injunction, the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the U.S. Federal Court of Appeals and thereafter in June of 2013, the patent expired. On November 4, 2013, the U.S. Federal Court of Appeals issued a ruling which reversed the judgment of infringement against all post-August 2007 tools, reversed the finding of willfulness, vacated the treble damages award, vacated the award of attorney’s fees and costs, remanded the issue back to the District Court for further review, and affirmed the award of damages and interest for the pre-August 2007 tools. As a result, the matter is resolved with regard to the alleged infringement of the post-August 2007 tools in the Company’s favor. With regard to the damages assessment against the pre-August 2007 tools, on March 4, 2014, the Company filed a Petition for a Writ of Certiorari with the U.S. Supreme Court to appeal the basis of the Federal Court of Appeals’ decision affirming the damages award for the pre-August 2007 tools. On June 30, 2014, the Supreme Court denied the Company’s Petition and as a result, the Company increased its related litigation accrual by $9,622 for a total accrual of $13,833. On July 22, 2014, the Company then paid to ITC $10,613 which represented only the damages and interest portion of the judgment. Since the patent expired in June of 2013 and payment of the judgment has been made, this matter is fully resolved with the sole exception of the issue of the remanded attorney’s fees. The Company believes that it has meritorious defenses regarding this issue and intends to continue to vigorously prosecute the matter. Included in the total accrual of $13,833, which is recorded under the caption, “Other current liabilities,” in the Condensed Consolidated Balance Sheets, is $3,250 related to the remanded attorney’s fees.  The Company expects that this is the maximum liability reasonably possible for the attorney’s fees, including interest, for this lawsuit with respect to both the pre-August 2007 and post-2007 August tools.

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
Letter of Credit
As of June 30, 2014, the Company had a $40,000 irrevocable standby letter of credit with Credit Suisse AG available to secure the damages assessment in connection with the ITC litigation discussed in Legal Matters above. On July 22, 2014, the Company paid $10,613 to ITC through a draw down of the letter of credit. Pursuant to the terms of the letter of credit, upon draw down of the funds, the letter of credit was collateralized by securities held in the Company’s investment portfolios which were immediately sold to satisfy the letter of credit payment. The letter of credit was subsequently canceled upon completion of this payment.

NOTE 10.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the six months ended June 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,116	$9.73
Granted	577	$11.04
Less: Vested	395	$8.18
Less: Forfeited	33	$10.39
Nonvested at June 30, 2014	1,265	$10.79
As of June 30, 2014 and December 31, 2013, there was $9,157 and $5,755 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.5 years and 2.0 years for the respective periods.

NOTE 11.   Other Expense (Income)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Foreign currency exchange losses (gains), net	$162	$(398)	$35	$(49)
Total other expense (income)	$162	$(398)	$35	$(49)

NOTE 12.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$(10,995)	$1,332	$(12,036)	$1,077
Provision (benefit) for income taxes	$(6,583)	$573	$(6,900)	$(75)
Effective tax rate	59.9%	43.0%	57.3%	(7.0)%
The income tax provision for the three and six months ended June 30, 2014 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the six months ended June 30, 2014 compared to the same period for the prior year are primarily due to the generation of federal R&D credits for both 2012 and 2013 recognized in 2013, which are not available in the 2014 period as a result of legislation, and an increase in foreign tax expense in excess of foreign tax credits generated in 2014.
The Company currently has a partial valuation allowance recorded against certain deferred tax assets. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to closely monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a valuation allowance of $1,646 as of June 30, 2014 and December 31, 2013.

NOTE 13.   Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and six months ended June 30, 2014, all outstanding restricted stock units of 1,265 and stock options of 714 were excluded from the computation of diluted loss per share because the effect in the period would be antidilutive. For the three and six months ended June 30, 2013, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share totaled 711and 760, respectively, because their effect was antidilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be anti-dilutive.
The Company’s basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(4,412)	$759	$(5,136)	$1,152
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	33,240	32,567	33,186	32,633
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	—	588	—	651
Diluted earnings (loss) per share - weighted average shares outstanding	33,240	33,155	33,186	33,284
Earnings (loss) per share:
Basic	$(0.13)	$0.02	$(0.15)	$0.04
Diluted	$(0.13)	$0.02	$(0.15)	$0.03

NOTE 14.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income (loss), foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the effect of the components of comprehensive loss to our net income (loss).
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2012	$985	$100	$1,085
Net current period other comprehensive loss	660	50	710
Reclassifications	—	—	—
Beginning Balance, December 31, 2013	$1,645	$150	$1,795
Net current period other comprehensive gain	(227)	(27)	(254)
Reclassifications	—	—	—
Ending balance, June 30, 2014	$1,418	$123	$1,541

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

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
Systems and Software:
Inspection	$22,852	53%	$26,829	58%	$40,853	48%	$51,708	59%
Metrology	4,652	11%	5,869	13%	10,401	12%	6,157	7%
Lithography	—	—%	—	—%	3,657	5%	3,700	4%
Data Analysis and Review	6,956	16%	4,856	11%	12,930	15%	9,013	10%
Parts	5,072	12%	5,255	11%	10,112	12%	10,801	13%
Services	3,486	8%	3,250	7%	6,714	8%	6,330	7%
Total revenue	$43,018	100%	$46,059	100%	$84,667	100%	$87,709	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
United States	$9,704	$10,077	$19,638	$19,478
Taiwan	12,252	19,490	20,182	32,621
Japan	5,068	1,319	6,353	3,707
China	2,295	4,520	7,125	7,269
South Korea	887	1,644	8,439	5,067
Other Asia	5,995	3,167	12,586	8,575
Germany	3,908	1,550	5,251	4,075
Other Europe	2,909	4,292	5,093	6,917
Total revenue	$43,018	$46,059	$84,667	$87,709

The following customers each accounted for more than 10% of total revenues for the indicated periods.

	Six Months Ended
	June 30,
	2014	2013
Customer A	11.1%	10.8%
Customer B	6.2%	11.0%
Customer C	4.1%	10.0%

NOTE 16.   Share Repurchase Program
In 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company’s common stock with no established end date.  The program allows for repurchases to be made in the open market or through negotiated transactions from time to time. At June 30, 2014, 2,900 shares remained available for future stock repurchases under this repurchase program. The shares of common stock purchased under the share repurchase program are being retired.
The Company did not repurchase any shares of its common stock during the three and six month periods ended June 30, 2013. The following table summarizes the Company’s stock repurchases for the three and six month periods ended June 30, 2014:

Three and Six Months Ended
June 30, 2014
Shares of common stock repurchased	100
Cost of stock repurchased	$986
Average price paid per share	$9.86

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements, including those concerning our business momentum and future growth, the benefit to customers and market acceptance of our products and customer service, our ability to deliver both products and services consistent with our customers’ demands and expectations and strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate, our anticipated revenue as a result of recent acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation, including resolution of the remaining issue in our ITC litigation. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.

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
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make judgments, assumptions and estimates that affect the amounts reported. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our 2013 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2013 10-K.
See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on our financial position and results of operations.
Results of Operations for the Three and Six Month Periods Ended June 30, 2014 and 2013
We are a worldwide leader in the design, development, manufacture and support of defect inspection, advanced packaging lithography, process control metrology, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of approximately 5% to 10% for 2014. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.1 at June 30, 2014, an increase from the book-to-bill ratio of 1.0 at December 31, 2013.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the six month period ended June 30, 2014 and for the years ended December 31, 2013, 2012 and 2011, sales to customers that individually represented at least five percent of our revenues accounted for 32.2%, 41.6%, 50.9%, and 43.6% of our revenues, respectively.
We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. The following table lists the average selling price for our systems:

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

The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Six Months Ended
	June 30,	Years Ended December 31,
	2014	2013	2012	2011
Asia	64.6%	62.4%	67.3%	51.3%
Europe	12.2%	14.4%	13.4%	20.4%
Total international revenue	76.8%	76.8%	80.7%	71.7%
The sales cycle for our systems typically ranges from six to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $43.0 million and $84.7 million for the three and six month periods ended June 30, 2014, compared to $46.1 million and $87.7 million for the three and six month periods ended June 30, 2013, representing decreases of 6.6% and 3.5% in the year-over-year periods, respectively.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
Systems and Software:
Inspection	$22,852	53%	$26,829	58%	$40,853	48%	$51,708	59%
Metrology	4,652	11%	5,869	13%	10,401	12%	6,157	7%
Lithography	—	—%	—	—%	3,657	5%	3,700	4%
Data Analysis and Review	6,956	16%	4,856	11%	12,930	15%	9,013	10%
Parts	5,072	12%	5,255	11%	10,112	12%	10,801	13%
Services	3,486	8%	3,250	7%	6,714	8%	6,330	7%
Total revenue	$43,018	100%	$46,059	100%	$84,667	100%	$87,709	100%

Total systems and software revenue decreased for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Year-over-year there was decreased customer demand for our inspection systems which contributed to a lower number of inspection systems sold during the six months ended June 30, 2014 as compared to the same period in the prior year. As a result, inspection systems revenue decreased $10.9 million for the 2014 period compared to the 2013 period. The number of metrology systems sold during the six months ended June 30, 2014 was significantly higher compared to the same period in the prior year, resulting in an increase in metrology systems revenue of $4.2 million for the 2014 period. Lithography system revenue was relatively flat for the six months ended June 30, 2014 as we sold the same number of lithography systems in both periods. The year-over-year increase in data analysis and review software revenue for the six months ended June 30, 2014 of $3.9 million is primarily due to increased sales in licensing revenue.  As a result, the decrease in total revenue for the 2014 period was caused by decreased volume rather than pricing changes as the average selling price of similarly configured systems has been consistent across the year-over-year periods. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 57% and 58% of total revenues for the three and six month periods ended June 30, 2014, compared to 68% and 67% of total revenues for the three and six month periods ended June 30, 2013.  The year-over-year decrease in total parts and services revenue for the six month period ended June 30, 2014 is primarily due to decreased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $10.4 million are recorded in the Condensed Consolidated Balance Sheets within the caption “Other current liabilities” at June 30, 2014 and primarily consist of $5.0 million for systems awaiting acceptance and outstanding deliverables and $5.4 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $23.3 million and $44.9 million for the three and six month periods ended June 30, 2014, compared to $23.5 million and $45.4 million for the three and six month periods ended June 30, 2013.  Our gross profit represented 54.2% and 53.0% of our revenues for the three and six month periods ended June 30, 2014 and 51.1% and 51.7% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the three and six month periods ended June 30, 2014 compared to the same period in the prior year is primarily due to product mix.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $10.8 million and $20.8 million for the three and six month periods ended June 30, 2014, compared to $10.2 million and $19.9 million for the same period in the prior year.  Research and development expense represented 25.2% and 24.6% of our revenues for the three and six month periods ended June 30, 2014, compared to 22.2% and 22.7% of revenues for the prior year period.  The year-over-year dollar increase for the three and six month periods ended June 30, 2014 in research and development expenses primarily reflects an increase in compensation and project costs related to our lithography systems group.
Selling, General and Administrative.     Our selling, general and administrative expense was $21.3 million and $32.1 million for the three and six month periods ended June 30, 2014, compared to $10.5 million and $20.8 million for the same period in the prior year.  Selling, general and administrative expense represented 49.5% and 37.9% of our revenues for the three and six month periods ended June 30, 2014, compared to 22.8% and 23.7% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three and six month periods ended June 30, 2014 in selling, general and administrative expense was primarily due to higher litigation expenses of $9.6 million related to the final judgment awarded to ITC. For further information, see Note 9 in the accompanying unaudited condensed consolidated financial statements.
Income Taxes.  For the three and six month periods ended June 30, 2014, we recorded income tax benefits of $6.6 million and $6.9 million, respectively. Our effective tax rate of 59.9% and 57.3% differs from the statutory rate of 35% for the three and six month periods ended June 30, 2014 primarily due to projected foreign tax expense in excess of foreign tax credits generated in 2014.
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
Litigation. As discussed in Part II, Item 1 of this Quarterly Report on Form 10-Q (“Legal Proceedings”), we are subject to legal proceedings and claims, which includes, among other things, our litigation with ITC in a patent infringement action related to the predictive scrub feature of our PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products in which we were the defendants (the “ITC Litigation”). See Legal Proceedings for a discussion of this action and the District Court’s adverse order affirming the jury award and ordering other relief in this matter, the ruling obtained from the U.S. Federal Court of Appeals, the ruling by the U.S. Supreme Court and the payment of the assessed $10.6 million judgment by the Company.
Liquidity and Capital Resources
At June 30, 2014, we had $177.3 million of cash, cash equivalents and marketable securities and $266.1 million in working capital.  At December 31, 2013, we had $167.4 million of cash, cash equivalents and marketable securities and $265.3 million in working capital.
Operating activities provided $10.7 million in net cash and cash equivalents for the six month period ended June 30, 2014.  The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2014 was primarily a result of net loss, adjusted to exclude the effect of non-cash operating charges of $4.7 million and changes in operating assets and liabilities of $6.0 million. Operating activities used $6.1 million in net cash and cash equivalents for the six month period ended June 30, 2013. The net cash and cash equivalents used in operating activities during the six month period ended June 30, 2013 was primarily a result of changes in operating assets and liabilities of $15.8 million, partially offset by net income adjusted to exclude the effect of non-cash operating charges of $9.7 million.
Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2014 of $36.2 million was due to the purchase of marketable securities of $110.6 million, and capital expenditures of $1.0 million, partially offset by the proceeds from sales of marketable securities of $75.4 million.  Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2013 of $31.8 million was due to the purchase of marketable securities of $61.4 million, purchase of business of $3.4 million and capital expenditures of $2.5 million, partially offset by the proceeds from sales of marketable securities of $35.4 million.
In 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares of Company common stock with no established end date.  The program allows for repurchases to be made in the open market or through negotiated transactions from time to time. At June 30, 2014, 2.9 million shares remained available for future stock repurchases under this repurchase program. The shares of common stock purchased under the share repurchase program are being retired. For further information, see Note 16 in the accompanying unaudited condensed consolidated financial statements.
From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.
As of June 30, 2014, we had a $40 million irrevocable standby letter of credit available with Credit Suisse AG which was required to secure the damages assessment in connection with the ITC Litigation discussed in Legal Proceedings. On July 22, 2014, we paid $10.6 million to ITC through a draw down of the letter of credit. Pursuant to the terms of the letter of credit, upon draw down of the funds, the letter of credit was collateralized by securities held in the Company’s investment portfolios which were immediately sold to satisfy the letter of credit payment. The letter of credit was subsequently canceled upon completion of this payment.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal and corporate bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of June 30, 2014, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at June 30, 2014 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $1.9 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other expense (income)” in the Condensed Consolidated Statements of Operations for each reporting period. As of June 30, 2014, we had seven forward contracts outstanding with a total notional contract value of $1.7 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of June 30, 2014, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

In our ITC Litigation, on June 30, 2014, the U.S. Supreme Court denied the Company’s Petition for a Writ of Certiorari to appeal the basis of the Federal Court of Appeals’ decision affirming the damages award for the pre-August 2007 tools. As a result, the Company paid to ITC $10.6 million on July 22, 2014. This matter is now fully resolved with the sole exception of the issue of remanded attorney’s fees. See Note 9 to the accompanying unaudited condensed consolidated financial statements for additional information regarding this action.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In 2008, our Board of Directors authorized a share repurchase program of up to 3 million shares of the Company’s common stock with no established end date. The program allows for repurchases to be made in the open market or through negotiated transactions from time to time. At June 30, 2014, $2.9 million shares remained available for future stock repurchases under this repurchase program. The shares of common stock purchased under the share repurchase program are being retired.
The following table provides details of common stock purchased during the three month period ended June 30, 2014 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2014 - April 30, 2014	—	—	—	3,000
May 1, 2014 - May 31, 2014	—	—	—	3,000
June 1, 2014 - June 30, 2014	100	$9.86	100	2,900

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
On July 29, 2014, the Company’s Management Agreements with Paul F. McLaughlin and Steven R. Roth, as well as the Company’s Employment Agreements with Michael Plisinski and D. Mayson Brooks, were restated and amended. The restatement consisted of incorporating all prior amendments into a single operating document. The amendments to the agreements reflect certain modifications to clarify certain provisions and other modifications, none of which are deemed material by the Company. The restated and amended agreements provide no increase in base salary, level of annual or long-term incentive compensation, employee benefits, or cash severance amounts and provide no new equity compensation grants. Copies of the restated and amended agreements are included as Exhibits 10.1 through 10.4 to this Quarterly Report on Form 10-Q.

Item 6.   Exhibits

Exhibit No.	Description
10.1	Restated and Amended Management Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin. *
10.2	Restated and Amended Management Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Steven R. Roth. *
10.3	Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Michael Plisinski. *
10.4	Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and D. Mayson Brooks. *
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Rudolph Technologies, Inc.
Date:	August 6, 2014	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	August 6, 2014	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Restated and Amended Management Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin. *
10.2	Restated and Amended Management Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Steven R. Roth. *
10.3	Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Michael Plisinski. *
10.4	Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and D. Mayson Brooks. *
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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