Form 10-Q
period 2014-09-30
RUDOLPH TECHNOLOGIES INC
filed 2014-11-06
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
The number of outstanding shares of the Registrant’s Common Stock on October 21, 2014 was 33,185,520.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,628	$80,790
Marketable securities	114,857	86,582
Accounts receivable, less allowance of $1,366 as of September 30, 2014 and $1,152 as of December 31, 2013	49,969	53,437
Inventories, net	65,829	61,351
Prepaid expenses and other current assets	23,774	14,804
Total current assets	302,057	296,964
Property, plant and equipment, net	12,244	13,058
Goodwill	22,495	22,553
Identifiable intangible assets, net	9,557	11,464
Other assets	28,847	27,323
Total assets	$375,200	$371,362
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,127	$12,772
Other current liabilities	18,743	18,918
Total current liabilities	35,870	31,690
Convertible senior notes	53,997	51,751
Other non-current liabilities	9,657	8,918
Total liabilities	99,524	92,359
Commitments and contingencies
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	418,417	415,739
Accumulated other comprehensive loss	(1,666)	(1,795)
Accumulated deficit	(141,108)	(134,974)
Total stockholders’ equity	275,676	279,003
Total liabilities and stockholders’ equity	$375,200	$371,362

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$46,960	$44,044	$131,627	$131,753
Cost of revenues	22,000	21,574	61,794	63,894
Gross profit	24,960	22,470	69,833	67,859
Operating expenses:
Research and development	9,631	10,455	30,477	30,372
Selling, general and administrative	10,262	10,054	42,328	30,825
Amortization	567	666	1,907	1,930
Total operating expenses	20,460	21,175	74,712	63,127
Operating income (loss)	4,500	1,295	(4,879)	4,732
Interest expense, net	1,328	1,262	3,950	3,671
Other expense (income)	337	(4)	372	(53)
Income (loss) before income taxes	2,835	37	(9,201)	1,114
Provision (benefit) for income taxes	3,833	(215)	(3,067)	(290)
Net income (loss)	$(998)	$252	$(6,134)	$1,404
Earnings (loss) per share:
Basic	$(0.03)	$0.01	$(0.18)	$0.04
Diluted	$(0.03)	$0.01	$(0.18)	$0.04
Weighted average shares outstanding:
Basic	33,237	32,897	33,205	32,727
Diluted	33,237	33,426	33,205	33,337

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$(998)	$252	$(6,134)	$1,404
Other comprehensive loss:
Change in net unrealized gains (losses) on investments, net of tax	161	2	188	(39)
Change in currency translation adjustments	(286)	563	(59)	(385)
Total comprehensive income (loss)	$(1,123)	$817	$(6,005)	$980

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(6,134)	$1,404
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization of intangibles and other	1,912	2,113
Amortization of convertible note discount and issuance costs	2,514	2,261
Depreciation	3,042	3,105
Foreign currency exchange loss (gain)	372	(53)
Contingent consideration adjustments	(111)	—
Share-based compensation	4,741	3,035
Provision for doubtful accounts and inventory valuation	2,974	2,382
Deferred income taxes	65	—
Changes in operating assets and liabilities, net of acquisitions	(11,361)	(18,219)
Net cash and cash equivalents provided by (used in) operating activities	(1,986)	(3,972)
Cash flows from investing activities:
Purchases of marketable securities	(172,323)	(81,731)
Proceeds from sales of marketable securities	145,015	71,687
Purchases of property, plant and equipment	(1,442)	(4,002)
Purchase of business		(3,365)
Net cash and cash equivalents used in investing activities	(28,750)	(17,411)
Cash flows from financing activities:
Purchases of common stock	(2,330)	—
Payment of contingent consideration for acquired business	(194)	—
Proceeds from sales of shares through share-based compensation plans	200	903
Tax benefit for sale of shares through share-based compensation plans	67	669
Net cash and cash equivalents provided by (used in) financing activities	(2,257)	1,572
Effect of exchange rate changes on cash and cash equivalents	(169)	(662)
Net decrease in cash and cash equivalents	(33,162)	(20,473)
Cash and cash equivalents at beginning of period	80,790	104,253
Cash and cash equivalents at end of period	$47,628	$83,780

Supplemental disclosure of cash flow information:
Income taxes paid	$1,900	$5,261
Interest paid	$2,250	$2,250
Litigation settlement paid - reflected in changes in operating assets and liabilities, net of acquisitions	$10,613	$—

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from those amounts.  The interim results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements included in the 2013 10-K.
Reclassifications
Certain prior period amounts have been reclassified to conform to current financial statement presentation. These amounts include the reclassification of a portion of deferred tax assets from Other assets to Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets.
Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, “Presentation of Financial Statements-Going Concern ( Subtopic 205-40 ), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016. The Company is currently evaluating this new standard and expects it to have no impact on our financial position, results of operations, and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU 2014-09 will be effective for the Company starting in the first quarter of 2017. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the 2017 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on its consolidated financial position, results of operations, and cash flows.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2014 and December 31, 2013:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$114,857	$—	$114,857	$—
Auction rate securities	—	—	—	—
Foreign currency forward contracts	138	$—	138	$—
Total Assets	$114,995	$—	$114,995	$—
Liabilities:
Contingent consideration - acquisitions	$4,903	$—	$—	$4,903
Total Liabilities	$4,903	$—	$—	$4,903
December 31, 2013
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$86,305	$—	$86,305	$—
Auction rate securities	277	—	—	277
Foreign currency forward contracts	6	—	6	—
Total Assets	$86,588	$—	$86,311	$277
Liabilities:
Contingent consideration - acquisitions	$5,208	$—	$—	$5,208
Total Liabilities	$5,208	$—	$—	$5,208

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
Level 3 investments consist of an auction rate security and contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these investments. The auction rate security was called and redeemed by the issuer during the three month period ended September 30, 2014. The auction rate security was redeemed for the full amount of $475. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates of 6.7% and timing of cash flows. A significant decrease in the projected revenues or increase in discount rate could result in a significantly lower fair value measurement for the contingent consideration.

This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Balance at December 31, 2013	$277
Unrealized gain in accumulated other comprehensive loss	198
Purchases	—
Sales, issuances, and settlements	(475)
Transfers into (out of) Level 3	—
Balance at September 30, 2014	$—

Liabilities:
Balance at December 31, 2013	$5,208
Additions	—
Total gain included in earnings	(111)
Payments	(194)
Transfers into (out of) Level 3	—
Balance at September 30, 2014	$4,903
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
The following table reflects information pertaining to the Company’s convertible senior notes:

	September 30, 2014	December 31, 2013
Net carrying value of convertible senior notes	$53,997	$51,751
Estimated fair value of convertible senior notes	$59,832	$59,340
Estimated interest rate used in discounted cash flow model	4.4%	4.2%
There was no contingent interest related to the Company’s convertible senior notes as of September 30, 2014 and December 31, 2013.

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
At December 31, 2013, the Company held one auction rate security. The auction rate security was called and redeemed by the issuer during the three month period ended September 30, 2014. The auction rate security was redeemed for the full amount of $475.
The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2014 and December 31, 2013 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At September 30, 2014 and December 31, 2013, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2014
Municipal notes and bonds	$114,820	$39	$2	$114,857
Auction rate securities	—	—	—	—
Total marketable securities	$114,820	$39	$2	$114,857
December 31, 2013
Municipal notes and bonds	$86,257	$50	$2	$86,305
Auction rate securities	475	—	198	277
Total marketable securities	$86,732	$50	$200	$86,582
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$102,567	$102,595	$81,495	$81,533
Due after one through five years	12,253	12,262	4,762	4,772
Due after five through ten years	—	—	—	—
Due after ten years	—	—	475	277
Total marketable securities	$114,820	$114,857	$86,732	$86,582

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at September 30, 2014 and December 31, 2013:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2014
Municipal notes and bonds	$2,965	$2	$—	$—
Auction rate securities	—	—	—	—
Total	$2,965	$2	$—	$—
December 31, 2013
Municipal notes and bonds	$16,448	$2	$—	$—
Auction rate securities	—	—	277	198
Total	$16,448	$2	$277	$198
See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2014 and December 31, 2013, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and an increase in the fair value of $132 and a decrease in the fair value of $259 for the nine month period ended September 30, 2014 and 2013, respectively, are recorded within the caption “Other expense (income)” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Notional amount	$2,447	$1,029
Fair value of asset	$138	$6

NOTE 5.    Goodwill and Purchased Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2013	$22,553
Goodwill acquired during period	—
Other	(58)
Balance at September 30, 2014	$22,495

Purchased Intangible Assets
Purchased intangible assets as of  September 30, 2014 and December 31, 2013 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2014
Finite-lived intangibles:
Developed technology	$59,831	$53,015	$6,816
Customer and distributor relationships	9,560	7,730	1,830
Trade names	4,361	3,450	911
Total identifiable intangible assets	$73,752	$64,195	$9,557
December 31, 2013
Finite-lived intangibles:
Developed technology	$59,831	$51,496	$8,335
Customer and distributor relationships	9,560	7,449	2,111
Trade names	4,361	3,343	1,018
Total identifiable intangible assets	$73,752	$62,288	$11,464
Intangible asset amortization expense for the three and nine months ended September 30, 2014 was $567 and $1,907, respectively. For the three and nine months ended September 30, 2013, intangible assets amortization expense was $666 and $1,930, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2014 will be $515, and for each of the next five years estimated amortization expense amounts to $2,050 for 2015, $1,941 for 2016, $1,553 for 2017, $1,117 for 2018, and $1,117 for 2019.

NOTE 6.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	September 30, 2014	December 31, 2013
Materials	$29,822	$31,194
Work-in-process	26,437	19,867
Finished goods	9,570	10,290
Total inventories	$65,829	$61,351
The Company has established reserves of $6,878 and $6,101 as of September 30, 2014 and December 31, 2013, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	September 30, 2014	December 31, 2013
Land and building	$5,024	$5,024
Machinery and equipment	21,322	20,827
Furniture and fixtures	3,498	4,043
Computer equipment	6,183	5,568
Leasehold improvements	7,797	7,744
	43,824	43,206
Less: Accumulated depreciation	31,580	30,148
Total property, plant and equipment, net	$12,244	$13,058

Other assets
Other assets is comprised of the following:

	September 30, 2014	December 31, 2013
Deferred income taxes	$27,377	$25,547
Other	1,470	1,776
Total other assets	$28,847	$27,323

Other current liabilities

Other current liabilities is comprised of the following:

	September 30, 2014	December 31, 2013
Litigation accrual	$3,259	$4,293
Deferred revenue	8,536	8,383
Contingent consideration - acquisitions	583	868
Other	6,365	5,374
Total other current liabilities	$18,743	$18,918

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 30, 2014	December 31, 2013
Unrecognized tax benefits (including interest)	$3,537	$2,806
Contingent consideration - acquisitions	4,320	4,340
Other	1,800	1,772
Total other non-current liabilities	$9,657	$8,918

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
The following table reflects the net carrying value of the Notes:

	September 30, 2014	December 31, 2013
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	6,003	8,249
Net carrying value of convertible senior notes	$53,997	$51,751
The following table presents the amount of interest cost recognized relating to the Notes during the three and nine months ended September 30, 2014 and September 30, 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual interest coupon	$563	$562	$1,688	$1,686
Amortization of interest discount	772	700	2,246	2,037
Amortization of debt issuance costs	94	79	268	224
Total interest cost recognized	$1,429	$1,341	$4,202	$3,947
The remaining bond discount of the Notes of $6,003, as of September 30, 2014, will be amortized over the remaining life of the Notes.

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended September 30,
	2014	2013
Balance, beginning of the period	$1,551	$2,024
Accruals	1,471	1,511
Less: Usage	1,527	2,018
Balance, end of the period	$1,495	$1,517
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No.  CV-06-2182-PHX-ROS).  Prior to trial, the District Court ruled that such products sold prior to August of 2007 (the “pre-August 2007 tools”) infringed the ITC patent. At trial in December of 2011, a trial verdict was rendered in which the jury found that while the Company’s products manufactured after August of 2007 (the “post-August 2007 tools”) did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011, of which award approximately one-half related to sales for pre-August 2007 tools. The jury found that for the sales of the post-August 2007 tools, the infringement was willful. On July 23, 2012, the District Court issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to post-August 2007 tool sales and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. At that time, the District Court also enjoined the Company from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. The Company appealed the injunction, the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the U.S. Federal Court of Appeals and thereafter in June of 2013, the patent expired. On November 4, 2013, the U.S. Federal Court of Appeals issued a ruling which reversed the judgment of infringement against all post-August 2007 tools, reversed the finding of willfulness, vacated the treble damages award, vacated the award of attorney’s fees and costs, remanded the issue back to the District Court for further review, and affirmed the award of damages and interest for the pre-August 2007 tools. As a result of this ruling, the matter was resolved with regard to the alleged infringement of the post-August 2007 tools in the Company’s favor. With regard to the damages assessment against the pre-August 2007 tools, on March 4, 2014, the Company filed a Petition for a Writ of Certiorari with the U.S. Supreme Court to appeal the basis of the Federal Court of Appeals’ decision affirming the damages award for the pre-August 2007 tools. On June 30, 2014, the Supreme Court denied the Company’s Petition. On July 22, 2014, the Company then paid to ITC $10,613 which represented only the damages and interest portion of the judgment. Since the patent expired in June of 2013 and payment of the judgment has been made, this matter is fully resolved with the sole exception of the issue of the remanded attorney’s fees. On August 8, 2014, the District Court issued an order for setting the attorney’s fees award at $3,252 which the Company appealed to the U.S. Federal Court of Appeals on September 5, 2014. The Company believes that it has meritorious defenses regarding this issue and intends to continue to vigorously prosecute the matter. The $3,252 is held in escrow and is recorded in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets. The corresponding liability is recorded under the caption, “Other current liabilities,” in the Condensed Consolidated Balance Sheets. The Company expects this to be the maximum liability reasonably possible for the attorney’s fees, excluding interest, for this lawsuit with respect to both the pre-August 2007 and post-2007 August tools.

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

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the nine months ended September 30, 2014 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,116	$9.73
Granted	616	$10.91
Less: Vested	442	$8.60
Less: Forfeited	43	$10.52
Nonvested at September 30, 2014	1,247	$10.68
As of September 30, 2014 and December 31, 2013, there was $7,287 and $5,755 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.6 years and 2.0 years for the respective periods.

NOTE 10.   Other Expense (Income)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Foreign currency exchange losses (gains), net	$337	$(4)	$372	$(53)
Total other expense (income)	$337	$(4)	$372	$(53)

NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income (loss) before income taxes	$2,835	$37	$(9,201)	$1,114
Provision (benefit) for income taxes	$3,833	$(215)	$(3,067)	$(290)
Effective tax rate	135.2%	(581.1)%	33.3%	(26.0)%
The income tax provision for the three and nine months ended September 30, 2014 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The effective tax rates for the three month periods ended September 30, 2014 and 2013 were impacted by changes in the Company’s annual earnings forecast which resulted in cumulative catch up adjustments being recorded in the period. The changes in the Company’s effective tax rate for the nine months ended September 30, 2014 compared to the same period for the prior year are primarily due to the generation of federal R&D credits for both 2012 and 2013 recognized in 2013, which are not available in the 2014 period as a result of legislation, and an increase in foreign tax expense in excess of foreign tax credits generated in 2014.
The Company currently has a partial valuation allowance recorded against certain deferred tax assets. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to closely monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a valuation allowance of $1,646 as of September 30, 2014 and December 31, 2013.

NOTE 12.   Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three and nine months ended September 30, 2014, all outstanding restricted stock units of 1,247 and stock options of 654 were excluded from the computation of diluted loss per share because the effect in the period would be antidilutive. For the three and nine months ended September 30, 2013, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share totaled 672 and 731, respectively, because their effect was antidilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be antidilutive.
The Company’s basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(998)	$252	$(6,134)	$1,404
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	33,237	32,897	33,205	32,727
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	—	529	—	610
Diluted earnings (loss) per share - weighted average shares outstanding	33,237	33,426	33,205	33,337
Earnings (loss) per share:
Basic	$(0.03)	$0.01	$(0.18)	$0.04
Diluted	$(0.03)	$0.01	$(0.18)	$0.04

NOTE 13.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income (loss), foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the effect of the components of comprehensive loss to our net income (loss).
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2013	$1,645	$150	$1,795
Net current period other comprehensive loss	59	(188)	(129)
Reclassifications	—	—	—
Ending balance, September 30, 2014	$1,704	$(38)	$1,666

NOTE 14.   Segment Reporting and Geographic Information
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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Systems and Software:
Inspection	$23,134	49%	$21,734	49%	$63,987	49%	$73,441	55%
Metrology	2,692	6%	5,470	12%	13,093	10%	11,627	9%
Lithography	7,304	16%	3,618	8%	10,961	8%	7,318	6%
Data Analysis and Review	5,463	12%	4,724	11%	18,393	14%	13,737	10%
Parts	4,939	10%	5,235	12%	15,051	11%	16,036	13%
Services	3,428	7%	3,263	8%	10,142	8%	9,594	7%
Total revenue	$46,960	100%	$44,044	100%	$131,627	100%	$131,753	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
United States	$19,683	$13,484	$39,320	$32,962
Taiwan	14,592	11,136	34,774	43,757
Japan	1,236	2,345	7,589	6,052
China	1,807	4,015	8,932	11,284
South Korea	1,434	1,928	9,873	6,995
Other Asia	1,942	5,552	14,528	14,127
Germany	3,166	1,771	8,418	4,242
Other Europe	3,100	3,813	8,193	12,334
Total revenue	$46,960	$44,044	$131,627	$131,753

The following customers each accounted for more than 10% of total revenues for the indicated periods.

	Nine Months Ended
	September 30,
	2014	2013
Customer A	7.4%	13.0%
Customer B	4.2%	11.2%

NOTE 15.   Share Repurchase Program
In 2008, the Board of Directors authorized a share repurchase program of up to 3,000 shares of the Company’s common stock with no established end date.  The program allows for repurchases to be made in the open market or through negotiated transactions from time to time. At September 30, 2014, 2,762 shares remained available for future stock repurchases under this repurchase program. The shares of common stock purchased under the share repurchase program are being retired.
The Company did not repurchase any shares of its common stock during the three and nine month periods ended September 30, 2013. The following table summarizes the Company’s stock repurchases for the three and nine month periods ended September 30, 2014:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Shares of common stock repurchased	138	238
Cost of stock repurchased	$1,344	$2,331
Average price paid per share	$9.78	$9.81

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements, including those concerning our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation, including resolution of the remaining issue in our ITC litigation. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and /or front-end semiconductor market segments, our ability to successfully integrate acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions, and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 10-K”). The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Results of Operations for the Three and Nine Month Periods Ended September 30, 2014 and 2013
We are a worldwide leader in the design, development, manufacture and support of defect inspection, advanced packaging lithography, process control metrology, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of approximately 5% to 10% for 2014. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 0.9 at September 30, 2014, a decrease from the book-to-bill ratio of 1.0 at December 31, 2013.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine month period ended September 30, 2014 and for the years ended December 31, 2013, 2012 and 2011, sales to customers that individually represented at least five percent of our revenues accounted for 36.0%, 41.6%, 50.9%, and 43.6% of our revenues, respectively.
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

System	Average Selling Price Per System
Macro-defect inspection and probe card and test analysis	$250,000 to $1.7 million
Transparent film measurement	$800,000 to $1.2 million
Opaque film measurements	$1.0 million to $1.8 million
Lithography steppers	$3.0 million to $8.0 million

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

The following table lists, for the periods indicated, the revenue derived from customers outside of the United States (in percentages of total revenues):

	Nine Months Ended
	September 30,	Years Ended December 31,
	2014	2013	2012	2011
Asia	57.5%	62.4%	67.3%	51.3%
Europe	12.6%	14.4%	13.4%	20.4%
Total international revenue	70.1%	76.8%	80.7%	71.7%
The sales cycle for our systems typically ranges from six to 15 months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue was $47.0 million and $131.6 million for the three and nine month periods ended September 30, 2014, compared to $44.0 million and $131.8 million for the three and nine month periods ended September 30, 2013. In the quarter-over-quarter period revenue increased 6.6% and in the year-over-year period revenue decreased 0.1%.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
Systems and Software:
Inspection	$23,134	49%	$21,734	49%	$63,987	49%	$73,441	55%
Metrology	2,692	6%	5,470	12%	13,093	10%	11,627	9%
Lithography	7,304	16%	3,618	8%	10,961	8%	7,318	6%
Data Analysis and Review	5,463	12%	4,724	11%	18,393	14%	13,737	10%
Parts	4,939	10%	5,235	12%	15,051	11%	16,036	13%
Services	3,428	7%	3,263	8%	10,142	8%	9,594	7%
Total revenue	$46,960	100%	$44,044	100%	$131,627	100%	$131,753	100%

Total systems and software revenue increased slightly for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Year-over-year there was decreased customer demand for our inspection systems which contributed to a lower number of inspection systems sold during the nine months ended September 30, 2014 as compared to the same period in the prior year. As a result, inspection systems revenue decreased $9.5 million for the 2014 period compared to the 2013 period. The number of metrology systems sold during the nine months ended September 30, 2014 was higher compared to the same period in the prior year, resulting in an increase in metrology systems revenue of $1.5 million for the 2014 period. Lithography system revenue increased $3.6 million for the nine months ended September 30, 2014, compared to the same period in the prior year, as we sold a JetStep®G system which has a higher average selling price than our other lithography systems. The year-over-year increase in data analysis and review software revenue for the nine months ended September 30, 2014 of $4.7 million is primarily due to increased sales in licensing revenue.  As a result, the slight increase in total systems and software revenue for the 2014 period was caused by product mix of units shipped rather than pricing changes as the average selling price of similarly configured systems has been consistent across the year-over-year periods. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 67% and 61% of total revenues for the three and nine month periods ended September 30, 2014, compared to 58% and 64% of total revenues for the three and nine month periods ended September 30, 2013.  The year-over-year decrease in total parts and services revenue for the nine month period ended September 30, 2014 is primarily due to decreased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $8.5 million are recorded in the Condensed Consolidated Balance Sheets within the caption “Other current liabilities” at September 30, 2014 and primarily consist of $2.2 million for systems awaiting acceptance and outstanding deliverables and $6.3 million for deferred maintenance agreements.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $25.0 million and $69.8 million for the three and nine month periods ended September 30, 2014, compared to $22.5 million and $67.9 million for the three and nine month periods ended September 30, 2013.  Our gross profit represented 53.2% and 53.1% of our revenues for the three and nine month periods ended September 30, 2014 and 51.0% and 51.5% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2014 compared to the same period in the prior year is primarily due to product mix.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $9.6 million and $30.5 million for the three and nine month periods ended September 30, 2014, compared to $10.5 million and $30.4 million for the same period in the prior year.  Research and development expense represented 20.5% and 23.2% of our revenues for the three and nine month periods ended September 30, 2014, compared to 23.7% and 23.1% of revenues for the prior year period.  The slight year-over-year dollar increase for the nine month period ended September 30, 2014 in research and development expenses primarily reflects an increase in compensation and project costs related to our lithography systems.
Selling, General and Administrative.     Our selling, general and administrative expense was $10.3 million and $42.3 million for the three and nine month periods ended September 30, 2014, compared to $10.1 million and $30.8 million for the same period in the prior year.  Selling, general and administrative expense represented 21.9% and 32.2% of our revenues for the three and nine month periods ended September 30, 2014, compared to 22.8% and 22.4% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three and nine month periods ended September 30, 2014 in selling, general and administrative expense was primarily due to higher litigation expenses of $9.6 million related to the final judgment awarded to ITC. For further information, see Note 8 in the accompanying unaudited condensed consolidated financial statements.
Income Taxes.  We recorded income tax provision of $3.8 million and income tax benefit of $3.1 million, for the three and nine month periods ended September 30, 2014, respectively. Our effective tax rate of 33.3% differs from the statutory rate of 35% for the nine month period ended September 30, 2014 primarily due to projected foreign tax expense in excess of foreign tax credits generated in 2014.
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
Litigation. As discussed in Note 8 in the accompanying unaudited condensed consolidated financial statements and in Part II, Item 1 of this Quarterly Report on Form 10-Q (“Legal Proceedings”), we are subject to legal proceedings and claims, which include, among other things, our litigation with ITC in a patent infringement action related to the predictive scrub feature of our PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products in which we were the defendants (the “ITC Litigation”). See Note 8 in the accompanying unaudited condensed consolidated financial statements and Legal Proceedings for a discussion of this action and the District Court’s adverse order affirming the jury award and ordering other relief in this matter, the ruling obtained from the U.S. Federal Court of Appeals, the ruling by the U.S. Supreme Court, the Company’s payment in July 2014 of the assessed $10.6 million judgment, and the sole unresolved issue in the matter regarding the remanded attorney’s fees.
Liquidity and Capital Resources
At September 30, 2014, we had $162.5 million of cash, cash equivalents and marketable securities and $266.2 million in working capital.  At December 31, 2013, we had $167.4 million of cash, cash equivalents and marketable securities and $265.3 million in working capital.
Operating activities used $2.0 million in net cash and cash equivalents for the nine month period ended September 30, 2014.  The net cash and cash equivalents used in operating activities during the nine month period ended September 30, 2014 was primarily a result of changes in operating assets and liabilities of $11.4 million, partially offset by net loss, adjusted to exclude the effect of non-cash operating charges of $9.4 million. Operating activities used $4.0 million in net cash and cash equivalents for the nine month period ended September 30, 2013. The net cash and cash equivalents used in operating activities during the nine month period ended September 30, 2013 was primarily a result of changes in operating assets and liabilities of $18.2 million, partially offset by net income adjusted to exclude the effect of non-cash operating charges of $14.2 million.
Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2014 of $28.8 million was due to the purchase of marketable securities of $172.3 million, and capital expenditures of $1.4 million, partially offset by the proceeds from sales of marketable securities of $145.0 million.  Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2013 of $17.4 million was due to the purchase of marketable securities of $81.7 million, purchase of business of $3.4 million and capital expenditures of $4.0 million, partially offset by the proceeds from sales of marketable securities of $71.7 million.
In 2008, our Board of Directors approved a stock repurchase program of up to 3 million shares of Company common stock with no established end date.  The program allows for repurchases to be made in the open market or through negotiated transactions from time to time. At September 30, 2014, 2.8 million shares remained available for future stock repurchases under this repurchase program. The shares of common stock purchased under the share repurchase program are being retired. For further information, see Note 15 in the accompanying unaudited condensed consolidated financial statements.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal bonds and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of September 30, 2014, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at September 30, 2014 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $2.1 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other expense (income)” in the Condensed Consolidated Statements of Operations for each reporting period. As of September 30, 2014, we had eight forward contracts outstanding with a total notional contract value of $2.4 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of September 30, 2014, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
For a description of our previously reported legal proceedings refer to “Part I, Item 3 - Legal Proceedings” in our 2013 10-K, as updated in Note 8 to the accompanying unaudited condensed consolidated financial statements.

In our ITC Litigation, on June 30, 2014, the U.S. Supreme Court denied the Company’s Petition for a Writ of Certiorari to appeal the basis of the Federal Court of Appeals’ decision affirming the damages award for the pre-August 2007 tools. As a result, the Company paid to ITC $10.6 million on July 22, 2014. This matter is now fully resolved with the sole exception of the issue of remanded attorney’s fees. See Note 8 to the accompanying unaudited condensed consolidated financial statements for additional information regarding this action.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In 2008, our Board of Directors authorized a share repurchase program of up to 3 million shares of the Company’s common stock with no established end date. The program allows for repurchases to be made in the open market or through negotiated transactions from time to time. At September 30, 2014, 2,762 shares remained available for future stock repurchases under this repurchase program. The shares of common stock purchased under the share repurchase program are being retired.
The following table provides details of common stock purchased during the three month period ended September 30, 2014 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2014 - July 31, 2014	75	$9.87	75	2,825
August 1, 2014 - August 31, 2014	—	—	—	2,825
September 1, 2014 - September 30, 2014	63	$9.66	63	2,762
Three months ended September 30, 2014	138	$9.78	138	2,762

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.

Item 6.   Exhibits

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan.
10.2
Restated and Amended Management Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.3
Restated and Amended Management Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.4
Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Michael Plisinski (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.5
Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and D. Mayson Brooks (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

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

* Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rudolph Technologies, Inc.
Date:	November 6, 2014	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	November 6, 2014	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Form of Restricted Stock Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan.
10.2
Restated and Amended Management Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.3
Restated and Amended Management Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Steven R. Roth (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.4
Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Michael Plisinski (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.5
Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and D. Mayson Brooks (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

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

* Management contract, compensatory plan or arrangement.