Form 10-K
period 2014-12-31
RUDOLPH TECHNOLOGIES INC
filed 2015-02-20
CIK 1094392

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2014 of $9.88 was approximately $313,922,536.
The registrant had 32,272,877 shares of Common Stock outstanding as of February 2, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 20, 2015.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements, including those concerning our business momentum and future growth, the benefit to customers and market acceptance of our products and customer service, our ability to deliver both products and services consistent with our customers’ demands and expectations and strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate, our anticipated revenue as a result of recent acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation, including ongoing litigation with ITC and Camtek. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.
The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and /or front-end semiconductor market segments, our ability to successfully integrate acquired businesses, into our business and fully realize, or realize within the expected time frame, the expected combination benefits from any such acquisition, and the “Risk Factors” set forth in Item 1A. You should carefully review the cautionary statements and “Risk Factors” contained in this Annual Report on Form 10-K. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission.

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
Advanced packaging has driven development of copper pillar bumps and Through Silicon Vias (“TSV”) as key enabling technologies where 2.5D and 3D assembly schemes are driving the “More than Moore” roadmap. To meet the critical need for measuring thick films, Rudolph launched SONUS™ Technology in 2014. A unique bulk acoustic metrology and defect detection technology that is non-contact and non-destructive. SONUS offers the ability to measure thick films and film stacks (e.g. copper pillar bumps), detect voids and cracks in metal films (e.g. TSVs) and identify areas of delamination.
Rudolph achieved record installations of both its Advanced Process Control (“APC”) software and yield management software (“YMS”) in 2014. Critical to customers is the ability to maintain yield during high-volume manufacturing. APC software such as run-to-run control and fault detection and classification software can be deployed into our customers’ manufacturing lines within days, where they will run continuously, to help improve the manufacturing process and increase yield. Yield management software meets the demand for productivity information driven by the need for increased yields. Rudolph’s fully-integrated YMS solutions are designed to analyze data from disparate sources and multiple sites to maximize productivity across the entire value chain.
In 2014 Rudolph saw increased adoption of its NSX® Metrology Series, a combined 3D metrology and inspection system, developed following Rudolph’s acquisition of selected assets of Tamar Technology (“Tamar”), a precision metrology company, of Newbury Park, CA, in April 2013. The NSX Metrology Series is designed to meet our customers’ need for throughput and process integration in high-volume production advanced packaging applications.
Rudolph earned certification to ISO 9001:2008 from SAI Global, an accredited registrar, for its lithography systems group in 2014. This final registration compliments the Company’s prior registration of its three other business units, inspection, metrology and software, completed in 2013. The Company is now registered for the design, manufacture, sale and support of capital equipment and process control software used for inspection, metrology, yield analysis and control of semiconductor and related device manufacturing processes, lithography for display products and advanced packaging.

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
Panel Lithography. Scalable technology is rapidly increasing in importance. Advanced packaging facilities looking to improve Cost of Ownership (“COO”) and increase productivity are transitioning to large rectangular panels ranging up to Gen 3.5 (approximately 650mm x 720mm). Traditional technology has been limited to standard wafer sizes. However, with companies progressively moving to fan-out packages, they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, Rudolph is optimally positioned to capitalize on the emerging market of advanced packaging panel lithography. The JetStep® S Series, having emerged from the flat panel display market, is readily capable of processing both glass and organic laminate panels in the semiconductor advanced packaging market.

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
Inspection Business
Inspection Systems. Chip manufacturers deploy advanced macro defect inspection throughout the fab to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the F30™ and NSX® inspection systems are found in wafer processing (front-end) and final manufacturing (back-end) facilities around the world. These high-speed tools incorporate features such as waferless recipe creation, tool-to-tool correlation and multiple inspection resolutions. In addition to wafer frontside inspection, Rudolph’s innovative Explorer Inspection Cluster incorporates wafer edge and backside inspection in one integrated platform to enhance productivity and continuously improve fab yield. Using Discover® yield management software, the vast amount of data gathered through automated inspection can be analyzed and classified to determine trends that ultimately affect yield.
All-surface Inspection. All-surface refers to inspection of the wafer frontside, edge, and backside as well as post-fab die. The edge inspection process focuses on the area near the wafer edge, an area that poses difficulty for traditional wafer frontside inspection technology due to its varied topography and process variation. Edge bevel inspection looks for defects on the side edge of a wafer. Edge bead removal and edge exclusion metrology involve a topside surface measurement required exclusively in the photolithography process, primarily to determine if wafers have been properly aligned for the edge exclusion region. The primary reason for wafer backside inspection is to determine if contamination has been created that may spread throughout the fab. For instance, it is critical that the wafer backside be free of defects prior to the photolithography process to prevent focus and exposure problems on the wafer frontside.
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
 Probe Card Test and Analysis. The combination of Fast 3D-OCM® (optical comparative metrology) Technology with improved testing accuracy and repeatability is designed to reduce total test time for even the most advanced large area probe cards. The 3-D capabilities enable users to analyze probe marks and probe tips in a rapid and information-rich format.
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
Advanced Packaging Lithography Systems. In order to deal with increased Input/Output, enhanced functionality, power efficiency and higher frequency, Integrated Device Manufacturers and Outsourced Semiconductor Assembly and Test facilities (“OSATs”) are moving to advanced packaging technologies such as TSV and three Dimensional Integrated Circuits (“3DIC”).  However, the associated substrates and processes are significantly different than those used in front-end wafer processing.  The added performance requires finer features, but the processes stress the substrates resulting in warped substrates.  Since most packaging is an additive process, thick films are used to enable the creation of features.  In order for equipment to effectively function in this environment, it must overcome these challenges. Rudolph’s JetStep® Systems have been specifically designed to meet these challenges head on. The JetStep W Series is designed for wafers and other round substrates while the JetStep S Series is designed for rectangular substrates (panels). Both systems boast a large printable field, which when combined with user-selectable wavelength options, maximizes throughput while not limiting resolution when needed.  High fidelity optics are able to image the fine features required while at the same time achieving superior depth of field to minimize non-flatness effects.  On-the-fly auto focus and an innovative reticle management system improve yield and utilization. These unique features result in a revolutionary lithography system specifically designed to meet advanced packaging challenges.
Flat Panel Display (“FPD”) Lithography. A critical aspect of any leading mobile device is the display. The display serves as the window to the user. Therefore, it must effectively present graphics such as detailed maps, high resolution photos and streaming video in order to meet user expectations. To accomplish this, the display transistor backplane, which is what controls the pixels, must operate at a high frequency and have high pixel resolution.  As a result, the transistors must have high mobility and only use a small portion of the pixel aperture. The backplane is manufactured on a sheet of glass; like the packaging substrate, it is non-flat and tends to distort further during processing. Additionally, the displays are getting larger. Manufacturers are looking to utilize larger sheets of glass, making throughput a challenge for the lithography equipment.  To overcome this, Rudolph’s JetStep G Series uses high-fidelity optics and the largest printable stepper field available enabling more displays per shot. This feature, combined with on-the-fly auto-focus and magnification compensation, maximizes throughput and yield.  Finally, the innovative grid stage allows the system to be easily scaled to meet the customer desired substrate size.

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
Thick Film Metrology. Launched in 2014, SONUS™ Technology is designed for measuring thick films and film stacks used in copper pillar bumps and for detecting defects, such as voids, in TSVs. SONUS Technology is a non-contact, non-destructive acoustic metrology and defect detection technique that is designed to be of higher resolution, faster, and less costly than alternative techniques. SONUS Technology meets a critical need for measuring and inspecting the structures used to connect chips to each other and to the outside world. Copper pillar bumps and TSVs are critical interconnect technologies enabling 2.5D and 3D packaging. Plating process control for copper pillar bumping is directly related to the mechanical integrity of the interconnect and final device performance. Likewise, the quality of the TSV fill is critical to the electrical performance of stacked devices. Rudolph’s patented SONUS Technology offers the unique ability to measure individual films and film stacks to thicknesses of 100µm and detect voids as small as 0.5µm in TSVs with aspect ratios of 10:1 or greater.”
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

Unlike the white-light sources used in spectroscopic ellipsometers, laser light sources make our metrology tools inherently stable, increase measurement speed and accuracy, and reduce maintenance costs by minimizing the time required to re-qualify a light source when it is replaced. Rudolph’s S3000SX™ System is targeted for transparent films in advanced semiconductor fabrication applications at the 28nm node and below. The S3000 product family uses Rudolph’s proprietary Focused Beam Ellipsometry (“FBE”) and newly-designed Small Site Measurement Optics (“SSMO”) to measure the thickness of single layer and multi-layer films on product wafers including device area at site sizes as small as 30x30 nanometers.
Yield Management and Process Control Software
Process Control. We provide a wide range of advanced process control solutions, all designed to improve factory profitability, including run-to-run control, fault detection, classification and tool automation. Rudolph is a leading provider of Process Control Software in the semiconductor industry. APC employs software to automatically detect or predict tool failure (fault detection) as well as calculate recipe settings for a process that will drive the process output to target despite variations in the incoming material and disturbances within the process equipment. Process control software enables the factory to increase capacity and yield and to decrease rework and scrap. It enables reduced production costs by lowering consumables, process engineering time and manufacturing cycle time.
Yield Management. Semiconductor manufacturers use YMS to obtain valuable process yield and equipment productivity information. The data necessary to generate productivity information comes from many different sources throughout the fab: inspection and metrology systems, tool sensors, tool recipes, electrical tests and the fab environment. As the complexity and cost of manufacturing processes increase, the value of faster, better analysis to support critical manufacturing decisions grows too, so customers are demanding robust yield management systems that can analyze large, complex data sets quickly and effectively. Rudolph’s fully-integrated YMS are designed to analyze data from disparate sources and multiple sites to maximize productivity across the entire value chain.

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

INSPECTION & TEST SYSTEMS
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
F30™ Inspection Module	2011	—	5-objective turret enables resolution throughput flexibility
		—	Speeds up to 150wph
		—	Multiple resolutions; TSV sensor capability
		—	Waferless recipe creation
		—	Tool matching	X
E30™ Inspection Module	2003	—	2D defect detection of the wafer’s edge
		—	Metrology of edge feature
		—	Incorporated into the Explorer Cluster	X	X
B30™ Inspection Module	2003	—	2D defect detection of the wafer’s backside
		—	Darkfield, brightfield and color imaging
		—	2D defect detection of the wafer’s backside	X	X

INSPECTION & TEST SYSTEMS (continued)
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
Explorer® Inspection Cluster	2009	—	A family of multi surface inspection tools, using one or more inspection modules
		—	Automated handling platform
		—	Intelligent wafer scheduling	X
NSX® Inspection System	1997	—	Fully automated defect detection >0.5 micron
		—	2D wafer, die & bump inspection
		—	In line, high-speed, 100% inspection		X
NSX® Metrology System	2013	—	Fully automated defect detection and metrology
		—	Wafer level packaging and TSV metrology
		—	In line, high-speed, 100% defect inspection		X
Wafer Scanner™ Inspection System	1999	—	2D/3D bump dimensional inspection
		—	2D bump/surface defect inspection
		—	In line, high-speed, 100% inspection		X
PrecisionWoRx® System	2008	—	Probe card test & analysis
		—	Configurable channels
		—	High load forces		X
ProbeWoRx® System	2003	—	Probe card production metrology
		—	3D Optical Comparative Metrology
		—	High-speed test times
		—	Automated, one-touch measurements		X
AWX™ Series	2011	—	All-surface, unpatterned wafer inspection
		—	Modular platform; wafer transfer and sorting capability
		—	Includes automatic defect classification
		—	450mm ready	X
Reflex TT™	2000	—	Manual load bare wafer inspection
		—	Detects particles, scratches, area defects
		—	50mm up to 450mm substrates	X
AMX™ 6000 Series	2011	—	Automated mask blank inspection
		—	High throughput; 45 mask blanks per hour
		—	Particle sensitivity down to 90nm LSE	X
Reflex TT™ MBI	2004	—	Manual load mask inspection
		—	Ideal for R&D, process and tool development labs
		—	Laser darkfield technology	X

LITHOGRAPHY SYSTEMS
Type of Fab
	First			Flat Panel	Final
Product	Introduced			Display	Manufacturing
JetStep® W Lithography System	2012	—	Designed to meet advanced packaging requirements
		—	High throughput, diverse product mix, and tighter overlay
		—	Finer resolution with superior depth of focus		X
JetStep® S Lithography System	2013	—	Designed to meet advanced packaging requirements
		—	Supports panel lithography for fan-out packaging (up to Gen 3.5 panels)
		—	Largest printable field of view (160mm lens field size)		X
JetStep® G35 FPD Photolithography Stepper	2006	—	Optimal throughput and resolution in Gen 3.5 configuration
		—	High resolution imaging, 5um - 2.0um
		—	Real-time auto focus measurement	X
JetStep® G45 FPD Photolithography Stepper	2007	—	Step and repeat printer for Gen 4.5 substrates
		—	Automated substrate alignment
		—	Largest printable field high fidelity projection lens and illumination system	X

METROLOGY SYSTEMS
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
MetaPULSE® System	1997	—	Non-contact system for thin opaque films
		—	Patented Picosecond Ultrasonic Laser Sonar Technology (PULSE™)
		—	Designed for advanced copper and non-copper applications
		—	Improved throughput and repeatability	X	X
S3000™ System	2006	—	Superior accuracy for transparent film measurements
		—	Incorporates ellipsometry technology for transparent film application
		—	Optimized price/performance for fabwide applications
		—	Available with pattern recognition software
		—	Enhanced data review mode	X
SONUS™ System	2014	—	Acoustic metrology and defect inspection
		—	TSV void detection, thick single and multilayer films, Cu pillar bump film stack metrology, delamination
		—	Thickness range: 10µm to >100µms
		—	Manual and fully automated platforms		X

DATA ANALYSIS & REVIEW SOFTWARE
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
ARTIST® Software	2003	—	Real-time monitoring software
		—	Enables development of human-readable models
		—	Frees users from manual monitoring
		—	Minimize scrap and rework	X	X
AutoShell® Software	1998	—	Equipment automation software that interfaces to both tools and external resources	X	X
ControlWORKS® Software	1994	—	Designed to control process equipment
		—	Minimizes the expense and time-to-market associated with developing control applications	X
Discover® Software	2007	—	Fabwide software for archival and retrieval of process related data
		—	Facilitates root cause analysis, yield enhancement and yield learning	X	X
Discover® Enterprise Software	2005	—	In line, all surface defect analysis and data management
		—	Trend analysis and visualization tools
		—	Wafer maps visualize all-surface defects
		—	Identifies root cause of defects and process excursions	X	X
Discover Solar™ Software	2008	—	Helps photovoltaic (“PV”) cell manufacturers reduce manufacturing costs and increase average cell efficiencies
		—	Designed for high volume c-Si cell and thin film production
		—	Controls and optimizes the performance of the line	X	X
GateWay™ Software	2003	—	Intercepts message traffic between the equipment and the host
		—	Preserves value of existing automation investments
		—	Increases reliability and function with zero development time
		—	Diagnostic tool for solving communication problems
		—	Connects applications to tools	X	X

DATA ANALYSIS & REVIEW SOFTWARE (continued)
Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
HarmonyASR™ Software	2005	—	Off line defect review and classification
		—	Defects displayed in real time
		—	Rapid classification of unknown defects; review of previously-classified defects	X	X
Process Sentinel® Software	2006	—	Fabwide spatial process control system
		—	Traces patterns back to yield-killing process issues
		—	Combined defect and sort solution
		—	Quickly isolates systemic faults
		—	Advanced segmentation and wafer stacking capability	X
ProcessWORKS® Software	1998	—	Advanced process control software deployed in CMOS, high-mix ASIC, memory and disk head fabs
		—	Proven in all major process areas	X
RecipeWORKS™ Software	1998	—	Reduces impact on tool time
		—	Stores recipes in a central repository
		—	Enables engineers to manage recipes remotely
		—	Allows users to setup security
		—	Accepts settings from any run-to-run control application	X	X
TrackWORKS® Software	1998	—	Configures and schedules preventive maintenance
		—	View factory entities using operator-defined parameters	X
TrueADC® Enterprise Software	2007	—	Serving the entire fab
		—	Defect classification with a high level of accuracy
		—	Ensures database lookup, classification and timely response to the tool
		—	Minimum impact to throughput	X	X
Yield Optimizer™ Software	2006	—	Builds predictive models
		—	Optimizes yield and reduces excursions
		—	Identifies the most critical metrology measurements for controlling yield	X
Genesis® Software	1997	—	Data acquisition and integration
		—	Data mining
		—	Parametric analysis	X

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
 We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2012, 2013 and 2014, sales to end user customers that individually represented at least five percent of our revenues accounted for 50.9%, 41.6% and 23.9% of our revenues, respectively.

The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year Ended December 31,
2012	2013	2014
Samsung Semiconductor Inc.	Intel Semiconductor Inc.	None
Advanced Semiconductor Engineering, Inc.	STATS ChipPAC Ltd.
We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

Research and Development
The markets for equipment and systems for manufacturing semiconductor devices and for performing macro-defect inspection, advanced packaging lithography and thin film transparent and opaque process control metrology are characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. As of December 31, 2014, we employed 158 research and development personnel.
Our research and development expenditures in 2012, 2013 and 2014 were $39.3 million, $40.0 million and $40.6 million, respectively. We expect to continue our strong commitment to new product development and continue to allocate significant resources to these efforts in the future.

Sales, Customer Service and Application Support
We maintain an extensive network of direct sales, customer service and application support offices in the United States, Europe and Asia.
We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers’ operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our training facilities in Bloomington, Minnesota and Budd Lake, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations. As of December 31, 2014, we employed 274 sales and marketing, service and applications support personnel.

Manufacturing
Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facilities in Bloomington, Minnesota and Wilmington, Massachusetts. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing, as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We continue to rely on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner. As of December 31, 2014, we employed 84 manufacturing personnel.

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

Intellectual Property
We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2014, we have been granted, or hold exclusive licenses to, 253 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2015 to 2034. We also have 96 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of macro-defect detection and classification, transparent thin film measurement, altered material characterization, lithography techniques and automation.
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

Competition
The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. We principally compete with KLA-Tencor, Camtek and Ultratech. We compete to a lesser extent with companies such as Nanometrics, Nova Measuring Instruments and Nikon. Each of our products also competes with products that use different metrology techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.
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

Backlog
We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which the customer has assigned a purchase order number and for which delivery is anticipated within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2014, we had a backlog of approximately $37.6 million compared with a backlog of approximately $30.8 million at December 31, 2013.

Employees
As of December 31, 2014, we had 586 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

Available Information
We were incorporated in Delaware in 1999. The Internet website address of Rudolph Technologies, Inc. is http://www.rudolphtech.com. The information on our website is not incorporated into this Annual Report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and any amendments to those reports) are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. All filings we make with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.
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
Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenue from that customer and receive payment, if ever, varies widely in length. Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order to the time we recognize revenue, typically range from six to twenty-four months. Sometimes our sales cycles can be much longer, particularly with customers in Japan. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts. If we do make a sale, our customers often purchase only one of our systems, and then evaluate its performance for a lengthy period before purchasing any more of our systems. The number of additional products a customer purchases, if any, depends on many factors, including the customer’s capacity requirements. The period between a customer’s initial purchase and any subsequent purchases can vary from six months to a year or longer, and variations in the length of this period could cause further fluctuations in our operating results and possibly in our stock price.
Most of our revenues have been derived from customers outside of the United States subjecting us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations as well as risks associated with foreign currency fluctuations
Due to the significant level of our international sales, we are subject to a number of material risks, including:
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
If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry, we will lose sales and market share to our competitors
We operate in an industry that is highly competitive and subject to evolving industry standards, rapid technological changes, rapid changes in consumer demands and the rapid introduction of new, higher performance systems with shorter product life cycles. To be competitive in our demanding market, we must continually design, develop and introduce in a timely manner new inspection, lithography and film metrology systems that meet the performance and price demands of semiconductor device manufacturers. We must also continue to refine our current systems so that they remain competitive. We expect to continue to make significant investments in our research and development activities. We may experience difficulties or delays in our development efforts with respect to new systems, and we may not ultimately be successful in our product enhancement efforts to improve and advance products or in responding effectively to technological change, as not all research and development activities result in viable commercial products. In addition, we cannot provide assurance that we will be able to develop new products for the most opportunistic new markets and applications. Any significant delay in releasing new systems could cause our products to become obsolete, adversely affect our reputation, give a competitor a first-to-market advantage or cause a competitor to achieve greater market share. In addition, new product offerings that are highly complex in terms of software or hardware may require application or service work such as bug fixing prior to acceptance, thereby delaying revenue recognition.
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
We must attract and retain experienced senior executives and other key personnel with knowledge of semiconductor device manufacturing and inspection, metrology or lithography equipment to help support our future growth, and competition for such personnel in our industry is high
Our success depends to a significant degree upon the continued contributions of our key executive management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel through resignations, retirement or other circumstances, each of whom would be extremely difficult to replace, could harm our business and operating results. Although we have employment and noncompetition agreements with key members of our senior management team, these individuals or other key employees may still leave us, which could have a material adverse effect on our business. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.
We obtain some of the components and subassemblies included in our systems from a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues
We obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited source suppliers of components and our lack of long-term contracts with many of our suppliers exposes us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales. From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers. The lead-time required for shipments of some of our components can be as long as six months. In addition, the lead time required to qualify new suppliers for lasers could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

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
Our business is subject to cybersecurity risks
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Cybersecurity attacks could include, but are not limited to, malicious software, viruses, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data, loss of our intellectual property, theft of our proprietary or licensed technology, loss or damage to our data delivery systems, other electronic security breaches that could lead to disruptions in our critical systems, and increased costs to prevent, respond to or mitigate cybersecurity events. It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks are evolving and unpredictable and we cannot guarantee that any risk prevention measures implemented will be successful. The occurrence of such an attack could lead to financial losses and have a material adverse effect on our reputation, business, financial condition and results of operations.
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
We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner
Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions, and from time to time acquiring one or more businesses, and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product technology or service we acquire could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated with acquisitions and potential acquisitions, including but not limited to:

•	diversion of management’s attention from day-to-day operational matters and current products and customers;

•	lack of synergy, or the inability to successfully integrate the new business or to realize expected synergies;

•	failure to commercialize the new technology or business;

•	failure to meet the expected performance of the new technology or business;

•	failure to retain key employees and customer or supplier relationships;

•	lower-than-expected market opportunities or market acceptance of any new products; and

•	unexpected reduction of sales of existing products by new products.
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
If we cannot effectively manage growth, our business may suffer
Over the long-term, we intend to grow our business by increasing our sales efforts and completing strategic acquisitions. To effectively manage growth, we must, among other things:

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
Changes in tax rates or tax liabilities could affect results
As a global company, we are subject to taxation in the United States and various other countries. Significant judgment is required to determine and estimate worldwide tax liabilities. Our future annual and quarterly tax rates could be affected by numerous factors, including changes in the (1) applicable tax laws; (2) composition of earnings in countries with differing tax rates; or (3) recoverability of our deferred tax assets and liabilities. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different from the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our results of operations.

Turmoil or fluctuations in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity
During recent years, global credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by tightening of the credit markets, weakening of the global economy and an unprecedented level of intervention from the United States and other governments. Adverse economic conditions, such as sustained periods of economic uncertainty or a crisis in the financial markets may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from the capital financial markets or from trade creditors were to be impaired. In addition, a worsening economy or an economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.
Our debt service obligations may adversely affect our financial condition and cash flows from operations
As a result of our sale of $60.0 million of 3.75% convertible senior notes on July 25, 2011 (the “Notes”), we now have long-term debt.
Our maintenance of indebtedness could have important consequences because:

•	it may impair our ability to obtain additional financing in the future;
•	an increased portion of our cash flows will have to be dedicated towards making semi-annual interest payments and repaying the principal in 2016;
•	it may make us more vulnerable to downturns in our business, our industry or the economy in general.
Our ability to generate sufficient cash to pay our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will not be able to control many of these factors, such as economic conditions and governmental regulations. If we are at any time unable to generate sufficient cash to pay our debt obligations, we may be required to attempt to renegotiate the terms of our debt obligations, seek to refinance all or a portion of our debt obligations or obtain additional financing. There can be no assurance that we will be able to successfully renegotiate such terms, that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to us. Failure to make a payment on our debt obligations, or to fail to satisfy one or more covenants under our debt agreements, could also result in acceleration of all of our debt obligations, including the Notes, which would materially adversely affect our business, financial condition and results of operations.
We may not have the ability to raise the funds necessary to settle conversions of the Notes or to repurchase the Notes upon a “fundamental change,” and our future debt may contain limitations on our ability to pay cash upon conversion or to repurchase the Notes
Upon the occurrence of a “fundamental change” (as defined in the indenture that governs the Notes), subject to certain conditions, holders of the Notes will have the right to require us to repurchase their Notes for cash at 100% of their principal amount plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of Notes converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered for repurchase upon a fundamental change or to make cash payments in respect of Notes that are being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or a fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions of the Notes.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These regulations require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The first such report was filed with the SEC on May 29, 2014. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
Risks Related to the Semiconductor Industry
Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so
Our operating results are subject to significant variation due to the cyclical nature of the semiconductor device industry. Our business depends upon the capital expenditures of semiconductor device manufacturers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products using semiconductors. The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. In recent years, the industry has experienced significant downturns, generally in connection with declines in economic conditions. This cyclical nature of the industry in which we operate affects our ability to accurately predict future revenue and, thus, future expense levels. When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in order for us to remain competitive and financially sound. During a down cycle, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. If we fail to respond to industry cycles, our business could be seriously harmed.
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
Our stock price is volatile
The market price of our common stock has fluctuated widely. From the beginning of fiscal year 2009 through the end of fiscal year 2014, our stock price fluctuated between a high of $14.10 per share and a low of $1.95 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Flanders, New Jersey	Executive Office	20,000	Owned
Budd Lake, New Jersey	Engineering and Service	61,500	2016
Bloomington, Minnesota	Engineering, Manufacturing and Service	98,500	2019
Tewksbury, Massachusetts	Engineering and Service	7,000	2017
Wilmington, Massachusetts	Engineering, Manufacturing and Service	43,000	2019
Richardson, Texas	Engineering	21,000	Owned
Bohemia, New York	Engineering	6,000	2016
Snoqualmie, Washington	Engineering and Service	27,000	2018
Newbury Park, California	Engineering and Service	3,000	2017
Tianjin, China	Engineering	5,000	2017
Hsin-Chu, Taiwan	Sales and Service	10,500	2015
Takatsu, Japan	Sales and Service	3,500	2017
Sungnam-si, South Korea	Sales and Service	9,000	2017
Shanghai, China	Sales and Service	2,500	2016
Singapore	Sales and Service	2,500	2016
Scotland, United Kingdom	Sales and Service	1,000	2015
Mainz, Germany	Engineering, Sales and Service	6,500	2015
We also lease office space for other smaller sales and service offices in several locations throughout the world.
We believe that our existing facilities and capital equipment are adequate to meet our current requirements, and that suitable additional or substitute space is available on commercially reasonable terms if needed.
On November 14, 2014, we announced the closing of our facility in Mainz, Germany and will relocate the operations to our facilities in Snoqualmie, Washington and Bloomington, Minnesota with a target completion date of March 31, 2015.

Item 3.	Legal Proceedings.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, we completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, we assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 (the “pre-August 2007 tools”) infringed the ITC patent. At trial in December of 2011, a trial verdict was rendered in which the jury found that while our products manufactured after August of 2007 (the “post-August 2007 tools”) did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15.5 million to ITC in damages for sales made during the years 2000-2011, of which approximately one-half related to sales for pre-August 2007 tools. The jury found that for the sales of the post-August 2007 tools, the infringement was willful. On July 23, 2012, the District Court issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to post-August 2007 tool sales and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. At that time, the District Court also enjoined us from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. We appealed the injunction, the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the U.S. Federal Court of Appeals and thereafter in June of 2013, the patent expired. On November 4, 2013, the U.S. Federal Court of Appeals issued a ruling which reversed the judgment of infringement against all post-August 2007 tools, reversed the finding of willfulness, vacated the treble damages award, vacated the award of attorney’s fees and costs, remanded the issue back to the District Court for further review, and affirmed the award of damages and interest for the pre-August 2007 tools. As a result, the matter is resolved with regard to the alleged infringement of the post-August 2007 tools. With regard to the damages assessment against the pre-August 2007 tools, on March 4, 2014, we filed a Petition for a Writ of Certiorari with the U.S. Supreme Court to appeal the basis of the Federal Court of Appeals’ decision affirming the damages award for the pre-August 2007 tools. On June 30, 2014, the Supreme Court denied our Petition and as a result, we increased our related litigation accrual by $9.6 million for a total accrual of $13.9 million. On July 22, 2014, we then paid to ITC $10.6 million which represented only the damages and interest portion of the judgment. Since the patent expired in June of 2013 and payment of the judgment has been made, this matter is fully resolved with the sole exception of the issue of the remanded attorney’s fees. On August 8, 2014, the District Court issued an order for setting the attorney’s fees award at $3.3 million which we appealed to the U.S. Federal Court of Appeals on September 5, 2014. We believe that we have meritorious defenses regarding this issue and intend to continue to vigorously prosecute the matter. The $3.3 million is held in escrow and is recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet at December 31, 2014. The corresponding liability is recorded under the caption, “Other current liabilities,” in the Consolidated Balance Sheet at December 31, 2014. We expect this to be the maximum liability reasonably possible for the attorney’s fees, excluding interest, for this lawsuit with respect to both the pre-August 2007 and post-2007 August tools.
In our patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning our proprietary continuous scan wafer inspection technology, the U.S. Federal Court of Appeals issued a ruling on August 22, 2011.  In its opinion, the Appellate Court affirmed multiple rulings from trial at the District Court level including (i) finding our U.S. Patent No. 6,826,298 valid, (ii) the part of the infringement ruling based on the finding that Camtek’s Falcon product strobes “based on velocity,” and (iii) the dismissal of Camtek’s claim against us for inequitable conduct against the U.S. Patent and Trademark Office.  The court did, however, revise one claim construction ruling made by the District Court in the original case.  As a result, the Appellate Court set aside the verdict delivered by the jury for damages and the District Court’s decision to enter an injunction against Camtek’s selling Falcon tools in the U.S. and remanded the case back to the trial court for a limited trial on this single infringement issue.  On March 31, 2014, the District Court ruled in our favor, finding that Camtek’s Falcon tools continue to infringe our patent even under the revised claim construction of the patent, obviating the need for the limited trial.  On February 9, 2015, the District Court issued an Order granting our Motion for Final Judgment, reinstating the original damages and applying prejudgment interest for a total award of $14.5 million. In addition, the District Court issued a permanent injunction against Camtek from “making, using, selling and offering to sell any of its Falcon machines and any machines that are colorable imitations thereof in the United States, intended for sale and use within the United States, until the expiration of the ‘6,298 patent [projected to be in 2020].” Camtek has 30 days in which to appeal the decision should they so choose.
This lawsuit was initially brought in 2005 by August Technology prior to its merger with us. We have subsequently filed a lawsuit against Camtek alleging infringement of our U.S. Patent No. 7,729,528, also related to our proprietary continuous scan wafer inspection technology.  This lawsuit is currently stayed pending resolution of a re-examination petition filed by Camtek with the U.S. Patent and Trademark Office.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s Common Stock with the cumulative return of the NYSE Composite Index and a custom peer group for the period commencing on December 31, 2009 and ending on December 31, 2014. The peer group is comprised of capital equipment manufacturers for the semiconductor industry with relatively comparable revenues and market capitalizations to that of the Company. The peer group was recommended by a global management consulting firm. The companies included in the peer group are MKS Instruments, Inc., FEI Company, Brooks Automation, Inc., Veeco Instruments, Inc., Cabot Microelectronics Corporation, FormFactor, Inc., Axcelis Technologies, Inc., Advanced Energy Industries, Inc., Cohu, Inc., EMCORE Corporation, Mattson Technology, Inc., LTX-Credence, Corporation, Nanometrics, Incorporated, Ultratech, Inc., PDF Solutions, Inc. and AXT, Inc.
The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph assumes that $100 was invested on December 31, 2009 in the Company’s Common Stock in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/09	12/10	12/11	12/12	12/13	12/14
Rudolph Technologies, Inc.	100.0	122.47	137.80	200.00	174.71	152.24
NYSE Composite	100.0	113.76	109.70	127.54	161.19	172.26
Peer Group	100.0	114.24	105.80	121.68	161.18	166.57

On December 16, 2013, we transferred the listing of our Common Stock from the NASDAQ Global Select Market to the NYSE. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market through December 20, 2013 and on the NYSE thereafter.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2013
First Quarter	$14.10	$10.65
Second Quarter	$12.65	$10.42
Third Quarter	$13.29	$10.08
Fourth Quarter	$11.95	$10.12
Year Ended December 31, 2014
First Quarter	$12.32	$10.49
Second Quarter	$11.74	$8.91
Third Quarter	$10.39	$8.97
Fourth Quarter	$10.44	$8.10

As of February 6, 2015, there were 70 stockholders of record of our common stock and approximately 6,557 beneficial stockholders. The closing market value of our common stock on February 6, 2015 was $12.09 per share.
We have never declared or paid a cash dividend on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for the development of our business and the share repurchase of our common stock. Additionally, covenants in the indenture governing the Notes restrict our ability to declare or pay cash dividends. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.
In July 2008, our Board of Directors authorized us to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. At December 31, 2014, there were 1.6 million shares available for future stock repurchases under this repurchase authorization. The shares of common stock purchased under the share repurchase authorization are being retired. In January 2015, our Board of Directors approved an additional 1.4 million shares to the existing repurchase plan, bringing the total current authorization back to 3.0 million shares. For further information, see Note 18 in the accompanying consolidated financial statements.

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K, and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2013 and 2014 and the statement of operations data for the years ended December 31, 2012, 2013 and 2014 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of 2010, 2011 and 2012, and the statement of operations data for the years ended December 31, 2010 and 2011 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$195,305	$187,196	$218,486	$176,238	$181,218
Cost of revenues	91,405	86,843	102,811	85,506	85,730
Gross profit	103,900	100,353	115,675	90,732	95,488
Operating expenses:
Research and development	33,387	36,298	39,331	39,994	40,576
Selling, general and administrative	38,173	40,826	40,225	41,542	53,799
Amortization	1,715	1,757	1,853	2,592	2,422
Total operating expenses	73,275	78,881	81,409	84,128	96,797
Operating income (loss)	30,625	21,472	34,266	6,604	(1,309)
Interest income (expense)	167	(1,925)	(4,377)	(5,079)	(5,317)
Other income (expense)	(255)	847	(482)	8	(65)
Income before provision (benefit) for income taxes	30,537	20,394	29,407	1,533	(6,691)
Provision (benefit) for income taxes	3,522	(4,832)	(14,458)	(1,925)	(2,051)
Net income (loss)	$27,015	$25,226	$43,865	$3,458	$(4,640)
Earnings (loss) per share:
Basic	$0.86	$0.79	$1.36	$0.11	$(0.14)
Diluted	$0.86	$0.78	$1.34	$0.10	$(0.14)
Weighted average shares outstanding:
Basic	31,286	31,744	32,226	32,783	33,124
Diluted	31,492	32,256	32,853	33,388	33,124

	December 31,
	2010	2011	2012	2013	2014
Balance Sheet Data:
Cash and cash equivalents	$71,120	$96,671	$104,253	$80,790	$43,114
Marketable securities	629	70,888	64,963	86,582	113,871
Working capital	159,745	234,244	251,530	256,488	254,455
Total assets	219,053	305,911	364,584	371,362	366,637
Convertible senior notes	—	46,524	49,010	51,751	54,773
Accumulated deficit	(207,523)	(182,297)	(138,432)	(134,974)	(139,614)
Total stockholders’ equity	185,034	221,778	270,489	279,003	267,328

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
We are a worldwide leader in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography, thin film metrology, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
In April 2013, we announced that we had acquired specific assets of Tamar Technology, located in Newbury Park, California (“Tamar acquisition”). The acquired business has been integrated into our inspection technology group.  The impact of the acquisition was not material to our consolidated financial position or results of operations.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending of approximately 5% to 10% for 2015. Our revenues and profitability, tend to closely follow the strength or weakness of the semiconductor market. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 1.0 for the month of December 2014, increasing from the September 2014 book-to-bill ratio of 0.9.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2012, 2013 and 2014, sales to customers that individually represented at least five percent of our revenues accounted for 50.9%, 41.6%, and 23.9% of our revenues, respectively.

We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. The following table presents the average selling price range for our systems in 2014.

System	Average Selling Price Per System
Macro-defect inspection and probe card and test analysis	$250,000 to $1.7 million
Transparent film measurement	$800,000 to $1.2 million
Opaque film measurements	$1.0 million to $1.8 million
Lithography steppers	$3.0 million to $8.0 million
A significant portion of our revenues has been derived from customers outside of the United States. A substantial portion of our international sales are denominated in U.S dollars. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.
The sales cycle for our systems typically ranges from six to twenty-four months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.

Results of Operations
The following table sets forth, for the periods indicated, our statements of operations data as percentages of our revenues. Our results of operations are reported as one business segment.

	Year Ended December 31,
	2012	2013	2014
Revenues	100.0%	100.0%	100.0%
Cost of revenues	47.1	48.5	47.3
Gross profit	52.9	51.5	52.7
Operating expenses:
Research and development	18.0	22.7	22.4
Selling, general and administrative	18.4	23.6	29.7
Amortization	0.8	1.5	1.3
Total operating expenses	37.2	47.8	53.4
Operating income (loss)	15.7	3.7	(0.7)
Interest expense	(2.0)	(2.9)	(2.9)
Other income (expense)	(0.2)	0.1	(0.1)
Income before provision (benefit) income taxes	13.5	0.9	(3.7)
Benefit for income taxes	(6.6)	(1.1)	(1.1)
Net income (loss)	20.1%	2.0%	(2.6)%

Results of Operations 2012, 2013 and 2014
Revenues. Our revenues are derived from the sale of our systems, services, spare parts and software licensing. Our revenues were $218.5 million, $176.2 million and $181.2 million for the years ended 2012, 2013 and 2014, respectively. This represents a decrease of 19.3% from 2012 to 2013 and an increase of 2.8% from 2013 to 2014. The decrease in revenue from 2012 to 2013 was primarily due to decreased capital spending in the front-end semiconductor manufacturers, principally by our foundry customers and advanced packaging industry. The increase in revenue from, 2013 to 2014 was primarily due to increased capital spending by back-end semiconductor manufacturers, principally by our advanced packaging customers.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Year Ended December 31,
	2012		2013		2014
Systems and software:
Inspection	$128,917	59%	$89,089	51%	$87,818	49%
Metrology	38,001	17%	26,500	15%	24,590	14%
Data analysis and review	19,840	9%	17,927	10%	24,042	13%
Lithography	—	—%	8,548	5%	11,163	6%
Parts	20,802	10%	21,078	12%	20,334	11%
Services	10,926	5%	13,096	7%	13,271	7%
Total revenue	$218,486	100%	$176,238	100%	$181,218	100%

Total systems and software revenue decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to a decrease in demand for our products in advanced packaging and front-end systems.

This contributed to a decrease in the number of inspection systems sold year-over-year and reflected a decrease in inspection systems revenue of $39.8 million. The year-over-year decreases in metrology systems revenue of $11.5 million and data analysis and review software revenues of $1.9 million from 2012 to 2013 were primarily due to decreased sales across all metrology product families and decreased licensing revenue from the data analysis and review software product category. The year-over-year increase in lithography systems revenue from 2012 to 2013 of $8.5 million was due to our entrance into the lithography market. The average selling price of similarly configured systems has been consistent and therefore did not have a material impact on our revenue for the same period. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 67% of total revenue for 2012 compared to 64% of total revenue for 2013. The year-over-year increase in parts and service revenues in absolute dollars from 2012 to 2013 was primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Total systems and software revenue increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 due to an increase in licensing and lithography revenue. There was a year-over-year increase in lithography revenue of $2.6 million, however, the number of units sold decreased slightly. Licensing revenue from the data analysis and review software product category increased $6.1 million primarily in increased licensing revenue from our process control software. The year-over-year increase in system and software revenue was partially offset by a decrease in inspection systems revenue of $1.3 million, however, there was a slight increase in the number of inspection units sold. There was a decrease in metrology revenue of $1.9 million due to a decrease in demand for metrology systems. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 64% of total revenue for 2013 compared to 61% of total revenue for 2014. The year-over-year increase in parts and service revenues in absolute dollars from 2013 to 2014 was primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $8.0 million were recorded in Other current liabilities at December 31, 2014 and primarily consisted of $5.5 million for deferred maintenance agreements and $2.5 million for outstanding deliverables.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $115.7 million, $90.7 million and $95.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. The decrease in gross profit as a percentage of revenue from 2012 to 2013 was primarily due to lower volume of system and software sales as well as product mix. The increase in gross profit as a percentage of revenue from 2013 to 2014 was primarily due to higher volume of software sales as well as product mix.
Operating Expenses
Our operating expenses consist of:

•
Research and Development. The macro-defect inspection, thin film transparent, opaque process control, and probe card test analysis market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expense was $39.3 million, $40.0 million and $40.6 million in 2012, 2013 and 2014, respectively. The year-over-year dollar increase from 2012 to 2013 was primarily due to higher compensation and project costs, as well as, additional research and development costs for acquired businesses in the latter part of 2012 and in 2013. The year-over-year dollar increase from 2013 to 2014 was primarily due to charges related to our restructuring plan announced in November 2014. We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•
Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $40.2 million, $41.5 million and $53.8 million in 2012, 2013 and 2014, respectively. The year-over-year increase from 2012 to 2013 in selling, general and administrative expense was primarily due to the inclusion of selling, general and administrative expenses for acquired businesses in 2012 and 2013. The year-over-year increase from 2013 to 2014 was primarily due to increased litigation expenses related to the final judgment awarded to Integrated Technology Corporation (“ITC”), higher share based compensation expenses and restructuring charges. For more information on the ITC litigation, See Part I Item 3 of this Form 10-K.

•
Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $1.9 million, $2.6 million and $2.4 million in 2012, 2013 and 2014, respectively. The increase in amortization expense from 2012 to 2013 was due to amortization of intangible assets from acquired businesses in 2012 and 2013. The decrease in amortization expense from 2013 to 2014 was due to certain intangible assets becoming fully amortized during the period.

Interest expense,net. In 2012, 2013 and 2014, net interest expense was $4.4 million, $5.1 million and $5.3 million, respectively. The year-over-year increase in net interest expense from 2012 to 2014 was primarily due to increased amortization of the interest discount related to the convertible senior notes.
Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended December 31,
	2012	2013	2014
Income (loss) before income taxes	$29.4	$1.5	$(6.7)
Benefit for income taxes	$(14.5)	$(1.9)	$(2.1)
Effective tax rate	(49.2)%	(125.6)%	(30.7)%
The income tax benefit differs from the federal statutory income tax rate of 35% in 2012, primarily as a result of reversal of valuation allowances, partially offset by taxes accrued in foreign jurisdictions.
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
The income tax benefit differs from the federal statutory income tax rate of 35% for 2014, primarily due to an increase in our valuation allowance and taxes accrued in foreign jurisdictions, partially offset by research and development tax credits.
Litigation. As discussed in Part I, Item 3. “Legal Proceedings”, we are subject to legal proceedings and claims, which include, among other things, our on-going litigation with ITC in a patent infringement action related to the predictive scrub feature of our PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products in which we were the defendants. See Part I, Item 3 for a discussion of this action and the U.S. Federal Court of Appeals ruling reversing the finding of infringement against products sold after August of 2007 and its order of other relief in this matter. The U.S. Federal Court of Appeals did affirm the jury’s finding of damages against us related to products sold prior to August of 2007 for which we ultimately paid $10.6 million to ITC to satisfy the damages award. The District Court subsequently issued an order awarding ITC $3.3 million in attorney’s fees which we are in the process of pursuing an appeal. In an adverse judgment against us in this matter, the amount identified by the Court will not have a material impact on our results of operations and will also not have a material impact on our liquidity and financial condition.

Liquidity and Capital Resources
At December 31, 2013, our cash, cash equivalents and marketable securities totaled $167.4 million, while working capital amounted to $265.3 million. At December 31, 2014, we had $157.0 million of cash, cash equivalents and marketable securities and $254.5 million in working capital.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Net cash and cash equivalents provided by operating activities for the years ended December 31, 2012, 2013 and 2014 totaled $22.1 million, $6.1 million and $4.3 million, respectively. During the year ended December 31, 2012, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $39.4 million, and an increase in deferred revenue of $3.6 million, a decrease in income taxes of $3.5 million, and an increase in other liabilities of $1.0 million, partially offset by an increase accounts receivable of $14.7 million, an increase in inventory of $6.7 million and an decrease in accounts payable of $2.7 million, and an increase in prepaid and other assets of $1.4 million.
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
During the year ended December 31, 2014, cash provided by operating activities was primarily due to net loss, adjusted to exclude the effect of non-cash charges, of $12.4 million, an increase in accounts payable of $3.8 million, a decrease in income tax receivable of $1.2 million, a decrease in accounts receivable of $1.1 million, and an increase in other liabilities of $0.6 million, partially offset by an increase in inventories of $9.4 million, an increase in prepaid expenses and other of $4.7 million, and a decrease in deferred revenue of $0.8 million.
Net cash and cash equivalents used in investing activities for the years ended December 31, 2012, 2013 and 2014 totaled $14.9 million, $30.0 million and $28.5 million, respectively. During the year ended December 31, 2012, net cash used by investing activities included purchases of marketable securities of $96.3 million, acquisition costs for business combinations of $18.6 million, and capital expenditures of $2.4 million, which were partially offset by proceeds from sales of marketable securities of $102.4 million. During the year ended December 31, 2013, net cash used by investing activities included purchases of marketable securities of $119.1 million, capital expenditures of $4.9 million, and acquisition costs for business combinations of $3.4 million, which were partially offset by proceeds from sales of marketable securities of $97.3 million. During the year ended December 31, 2014, net cash used by investing activities included purchases of marketable securities of $243.7 million, and capital expenditures of $2.1 million, which were partially offset by proceeds from sales of marketable securities of $217.2 million. Capital expenditures over the next twelve months are expected to be approximately $6.0 million to $8.0 million.
Net cash provided by (used in) financing activities was $0.5 million, $1.4 million and $(12.7) million in 2012, 2013 and 2014, respectively. In the 2012 and 2013 periods, net cash provided by financing activities comprised proceeds received from sales of shares through share-based compensation plans and tax benefit from share-based compensation plans. In 2014, financing activities included the purchase of shares under the share repurchase authorization of $12.8 million and net proceeds from other financing activities.
From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.
In July 2008, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. At December 31, 2014, 1.6 million shares remained available for future stock repurchases under this repurchase authorization. The shares of common stock purchased under the share repurchase authorization are being retired. In January 2015, our Board of Directors approved an additional 1.4 million shares to the existing repurchase authorization, bringing the total current authorization back to 3.0 million shares. For further information, see Note 18 in the accompanying consolidated financial statements.
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
On July 25, 2011, we issued $60,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2016 (the “Notes”) at par. The Notes pay interest semi-annually in arrears on January 15 and July 15 of each year at an annual rate of 3.75% and will mature on July 15, 2016, unless earlier converted or repurchased. The Notes may be converted, under certain circumstances, based on an initial conversion rate of 77.241 shares of Company common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $12.95 per share. Concurrently with the issuance of the Notes, we purchased a convertible note hedge for $14,507 and sold a warrant for $7,007. The separate convertible note hedge and warrant transactions are structured to reduce the potential future economic dilution associated with the conversion of the Notes.
Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next twelve months. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $5.3 million at December 31, 2014. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt and interest obligations	$64,500	$2,250	$62,250	$—	$—
Operating lease obligations	11,921	3,858	4,650	2,941	472
Open and committed purchase orders	11,781	11,781	—	—	—
Total	$88,202	$17,889	$66,900	$2,941	$472

Off-Balance Sheet Arrangements
The Company does not have any significant off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity and capital resources.

Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, business acquisitions, intangible assets, share-based payments, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are regularly reviewed by management and the Audit Committee on an ongoing basis at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition. Revenue is recognized provided that there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue recognition generally results at the following points: (1) for all transactions where legal title passes to the customer upon shipment, revenue is recognized upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions with multiple elements, such as sales of products that include software and services, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing vendor-specific objective evidence (“VSOE”) or estimated sales prices (“ESP”) until delivery of the deferred elements. Third-party evidence is not typically used to determine selling prices as to limited availability of reliable competitor products’ selling prices. The ESP is established considering multiple factors including, but not limited to, gross margin objectives, internal costs and competitor pricing strategies.
Revenues from parts sales are recognized at the time of shipment. Revenue from training and service contracts is recognized ratably over the training period and contract period. A provision for the estimated cost of fulfilling warranty obligations is recorded at the time the related revenue is recognized.
Revenue from software license fees is recognized upon shipment or customer acknowledgment if collection of the resulting receivable is probable, the fee is fixed or determinable, and VSOE exists to allocate a portion of the total fee to any undelivered elements of the arrangement. License support and maintenance revenue is recognized ratably over the contract period.
Deferred revenue represents undelivered items, prepaid service contract revenue and prepaid license support and maintenance revenue. Deferred revenue is recognized in accordance with our revenue recognition policies described above.
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
Long-Lived Assets and Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements. No such indicators were noted in 2014.
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
Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2013 and 2014, we had valuation allowances of $1.6 million and $2.4 million on certain of our deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized. We evaluated the realizability of the deferred tax assets based on positive earnings from 2012 through 2014 as well as the projected earnings in future years and believe it is more likely than not that the deferred tax asset will be realized in the future years. We will continue to monitor the realizability of the deferred tax assets and evaluate the valuation allowance.
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

Impact of Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016. We are currently evaluating this new standard and expect it to have no material impact on our financial position, results of operations, and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. ASU 2014-09 will be effective for the Company starting in the first quarter of 2017. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the 2017 opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on our consolidated financial position, results of operations, and cash flows.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity.” ASU 2014-08 address issues with reporting by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (“IASB”) reporting requirements for discontinued operations. The standard is effective for all businesses activities that, on acquisition, are classified as held for sale or all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We are currently evaluating this new standard and expect it to have no impact on our financial position, results of operations, and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities and our convertible senior notes. Our available-for-sale securities consist of fixed and variable rate income investments (Municipal notes, bonds and an auction rate security). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 31, 2014, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities. The interest rate on our convertible senior notes is fixed. Therefore, any change in interest rates will not have an impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China. Our international subsidiaries and branches operate primarily using local functional currencies. These foreign branches and subsidiaries are limited in their operations and level of investment so that the risk of currency fluctuations is not material. A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at December 31, 2014 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $0.2 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of December 31, 2013 and 2014, we had six and five forward contracts outstanding, respectively. The total notional contract value of these outstanding forward contracts at December 31, 2013 and 2014 was $1.0 million and $1.6 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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
We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2014. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our consolidated financial statements as of and for the year ended December 31, 2014 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2014, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of the fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 20, 2015, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item with respect to directors and executive officers, is included under the headings “Proposal One: Election of Directors,” “Executive Officers” and “Corporate Governance Principles and Practices” in the Proxy Statement, which is incorporated herein by reference. Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
The information required by this Item, is included under the headings “Executive Compensation,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item, is included under the headings “Security Ownership” and “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item, is included under the headings “Related Persons Transactions Policy” and “Board Independence” in the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this Item, is included under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accountants” in the Proxy Statement, which is incorporated herein by reference.

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
10.6*
Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin as restated and amended on July 29, 2014 (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2014).

10.7*
Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth as restated and amended on July 29, 2014 (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2014).

10.8*
Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Michael Plisinski (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.9*
Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and D. Mayson Brooks (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.10*	Executive Change of Control Agreement, dated February 7, 2014, by and between Rudolph Technologies, Inc. and Richard Rogoff filed herewith.
10.11*	Form of option agreement under 1999 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 5, 2004).
10.12*
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
10.15*
Form of Restricted Stock Unit Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2014).

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

We have audited the accompanying consolidated balance sheets of Rudolph Technologies, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rudolph Technologies, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rudolph Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015, expressed an unqualified opinion theron.

/s/ Ernst & Young LLP

Metropark, New Jersey
February 20, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Rudolph Technologies, Inc. and Subsidiaries

We have audited Rudolph Technologies, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Rudolph Technologies, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Rudolph Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rudolph Technologies, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Rudolph Technologies, Inc. and Subsidiaries and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Metropark, New Jersey
February 20, 2015

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$80,790	$43,114
Marketable securities	86,582	113,871
Accounts receivable, less allowance of $1,152 in 2013 and $1,279 in 2014	53,437	51,603
Inventories	61,351	63,344
Income taxes receivable	2,832	1,458
Deferred income taxes	8,786	8,986
Prepaid expenses and other current assets	3,186	7,945
Total current assets	296,964	290,321
Property, plant and equipment, net	13,058	12,938
Goodwill	22,553	22,495
Identifiable intangible assets, net	11,464	9,042
Deferred income taxes	25,546	30,348
Other assets	1,777	1,493
Total assets	$371,362	$366,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,095	$6,843
Accrued liabilities:
Payroll and related expenses	7,457	8,831
Royalties	669	499
Warranty	1,551	1,574
Deferred revenue	8,786	7,976
Other current liabilities	10,132	10,143
Total current liabilities	31,690	35,866
Convertible senior notes	51,751	54,773
Other non-current liabilities	8,918	8,670
Total liabilities	92,359	99,309
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2014	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 32,953 and 32,093 issued and outstanding at December 31, 2013 and 2014, respectively	33	32
Additional paid-in capital	415,739	409,562
Accumulated other comprehensive loss	(1,795)	(2,652)
Accumulated deficit	(134,974)	(139,614)
Total stockholders’ equity	279,003	267,328
Total liabilities and stockholders’ equity	$371,362	$366,637

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2013	2014
Revenues	$218,486	$176,238	$181,218
Cost of revenues	102,811	85,506	85,730
Gross profit	115,675	90,732	95,488
Operating expenses:
Research and development	39,331	39,994	40,576
Selling, general and administrative	40,225	41,542	53,799
Amortization	1,853	2,592	2,422
Total operating expenses	81,409	84,128	96,797
Operating income (loss)	34,266	6,604	(1,309)
Interest expense, net	4,377	5,079	5,317
Other expense (income)	482	(8)	65
Income (loss) before benefit for income taxes	29,407	1,533	(6,691)
Benefit for income taxes	(14,458)	(1,925)	(2,051)
Net income (loss)	$43,865	$3,458	$(4,640)
Earnings (loss) per share:
Basic	$1.36	$0.11	$(0.14)
Diluted	$1.34	$0.10	$(0.14)
Weighted average number of shares outstanding:
Basic	32,226	32,783	33,124
Diluted	32,853	33,388	33,124

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2012	2013	2014
Net income (loss)	$43,865	$3,458	$(4,640)
Other comprehensive loss:
Change in net unrealized gains (losses) on investments, net of tax	(17)	(50)	183
Change in currency translation adjustments	394	(660)	(1,040)
Total comprehensive income (loss)	$44,242	$2,748	$(5,497)

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2012, 2013 and 2014
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2011	31,883	$32	$405,505	$(1,462)	$(182,297)	$221,778
Issuance of shares through share-based compensation plans	484	—	257	—	—	257
Net income	—	—	—	—	43,865	43,865
Share-based compensation	—	—	4,001	—	—	4,001
Tax benefit for share-based compensation plans	—	—	211	—	—	211
Currency translation	—	—	—	394	—	394
Unrealized loss on investments	—	—	—	(17)	—	(17)
Balance at December 31, 2012	32,367	32	409,974	(1,085)	(138,432)	270,489
Issuance of shares through share-based compensation plans	586	1	1,011	—	—	1,012
Net income	—	—	—	—	3,458	3,458
Share-based compensation	—	—	4,106	—	—	4,106
Tax benefit for share-based compensation plans	—	—	648	—	—	648
Currency translation	—	—	—	(660)	—	(660)
Unrealized loss on investments	—	—	—	(50)	—	(50)
Balance at December 31, 2013	32,953	33	415,739	(1,795)	(134,974)	279,003
Issuance of shares through share-based compensation plans	493	—	362	—	—	362
Repurchase of common stock	(1,353)	(1)	(12,844)	—	—	(12,845)
Net income	—	—	—	—	(4,640)	(4,640)
Share-based compensation	—	—	6,242	—	—	6,242
Tax benefit for share-based compensation plans	—	—	63	—	—	63
Currency translation	—	—	—	(1,040)	—	(1,040)
Unrealized gain on investments	—	—	—	183	—	183
Balance at December 31, 2014	32,093	$32	$409,562	$(2,652)	$(139,614)	$267,328

The accompanying notes are an integral part of these consolidated financial statements

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income (loss)	$43,865	$3,458	$(4,640)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	3,680	4,150	4,686
Amortization of convertible note discount and issuance costs	2,736	3,044	3,385
Amortization of intangibles and other	2,212	2,786	2,427
Foreign currency exchange (gain) loss	482	(8)	65
Change in fair value of contingent consideration	—	138	120
Share-based compensation	4,001	4,106	6,242
Provision for doubtful accounts and inventory valuation	3,263	3,608	4,064
Deferred income taxes	(20,814)	(1,510)	(3,937)
Change in operating assets and liabilities, excluding effects of business combinations:
Accounts receivable	(14,743)	2,631	1,147
Income taxes	3,547	(4,605)	1,196
Inventories	(6,701)	(6,758)	(9,393)
Prepaid expenses and other assets	(1,365)	1,383	(4,690)
Accounts payable	(2,735)	(912)	3,758
Deferred revenue	3,648	(2,393)	(771)
Other liabilities	991	(3,034)	631
Net cash and cash equivalents provided by operating activities	22,067	6,084	4,290
Cash flows from investing activities:
Purchases of marketable securities	(96,309)	(119,068)	(243,656)
Proceeds from sales of marketable securities	102,384	97,289	217,212
Purchases of property, plant and equipment	(2,429)	(4,880)	(2,084)
Purchase of businesses, net of cash acquired	(18,580)	(3,365)	—
Net cash and cash equivalents used in investing activities	(14,934)	(30,024)	(28,528)
Cash flows from financing activities:
Purchases of common stock	—	—	(12,845)
Payment of contingent consideration for acquired business	—	(224)	(264)
Issuance of shares through share-based compensation plans	257	1,012	362
Tax benefit for sale of shares through share-based compensation plans	211	648	63
Net cash and cash equivalents provided by financing activities	468	1,436	(12,684)
Effect of exchange rate changes on cash and cash equivalents	(19)	(959)	(754)
Net increase (decrease) in cash and cash equivalents	7,582	(23,463)	(37,676)
Cash and cash equivalents at beginning of year	96,671	104,253	80,790
Cash and cash equivalents at end of year	$104,253	$80,790	$43,114

Supplemental disclosure of cash flow information:
Income taxes paid	$2,402	$5,492	$1,067
Interest paid	$2,188	$2,250	$2,250
Litigation settlement paid	$—	$—	$10,613

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
B. Revenue Recognition:
Revenue is recognized provided that there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue recognition generally results at the following points: (1) for all transactions where legal title passes to the customer upon shipment, revenue is recognized upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenue associated with certain installation-related tasks is deferred, and that revenue is recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized at customer technical acceptance; (3) for transactions with arrangements with multiple elements, such as sales of products that include software and services, the revenue relating to the undelivered elements is deferred using the relative selling price method utilizing vendor-specific objective evidence (“VSOE”) or estimated sales prices (“ESP”) until delivery of the deferred elements. Third-party evidence is not typically used to determine selling prices as to limited availability of reliable competitor products’ selling prices. The ESP is established considering multiple factors including, but not limited to, gross margin objectives, internal costs and competitor pricing strategies.
Revenues from parts sales are recognized at the time of shipment. Revenue from training and service contracts is recognized ratably over the training period and contract period. A provision for the estimated cost of fulfilling warranty obligations is recorded at the time the related revenue is recognized.
Revenue from software license fees is recognized upon shipment or customer acknowledgment if collection of the resulting receivable is probable, the fee is fixed or determinable, and VSOE exists to allocate a portion of the total fee to any undelivered elements of the arrangement. License support and maintenance revenue is recognized ratably over the contract period.
Deferred revenue represents undelivered items, prepaid service contract revenue and prepaid license support and maintenance revenue. Deferred revenue is recognized in accordance with the Company’s revenue recognition policies described above.
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
G. Inventories:
Inventories are stated at the lower of cost or market. Cost includes material, labor and overhead costs. Demonstration units, which are available for sale, are stated at their manufacturing costs and reserves are recorded to adjust the demonstration units to their net realizable value, if lower than cost.
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
J. Goodwill and Intangible Assets:
Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Under the amendments of ASC 350-10, ASU No. 2011-08, Testing Goodwill for Impairment, beginning in the first quarter of 2012, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, the Company elects this option and after assessing the totality of events or circumstances, the Company determines that it is not likely that the fair value of its reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company has not elected this option to date. The Company estimates the fair value of its reporting unit using the market value of its common stock at October 31 multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as it were to be acquired by a single stockholder. The Company also obtains information on completed sales of similar companies in the related industry to estimate the implied control premium for the Company. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, the Company may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2014. No impairments were noted.
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
Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $1,645 and $2,685 as of December 31, 2013 and 2014, respectively.
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis, typically over seven years. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. At December 31, 2013 and 2014, capitalized software development costs were less than $25. During the years ended December 31, 2012, 2013 and 2014, software development cost amortization totaled $361, $185 and $5, respectively.
Q. Shipping and Handling Costs:
Shipping and handling cost are included as a component of cost of revenues.
R. Fair Value of Financial Instruments:
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amount of our convertible senior notes was $51,751 and $54,773 as of December 31, 2013 and 2014, respectively. The fair value of our convertible senior notes was $59,340 and $59,916 as of December 31, 2013 and 2014, respectively. The Company’s convertible senior notes are not publicly traded. The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company’s interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value, using available market information and appropriate valuation methods.
For additional information on the Company’s fair value of financial instruments, see Note 4 of Notes to the Consolidated Financial Statements.
S. Derivative Instruments and Hedging Activities:
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2013 and 2014, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2013 and 2014 were as follows:

	December 31,
	2013	2014
Notional amount	$1,029	$1,610
Fair value of asset	$6	$222
In 2012, 2013 and 2014, the Company recognized gains of $112, $374 and $150 with respect to forward contracts that matured, respectively. The aggregate notional amount of matured contracts was $3,340, $2,922 and $1,456, for 2012, 2013 and 2014, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

T. Reclassifications:
Certain prior year amounts have been reclassified to conform to the 2014 financial statement presentation. These amounts include the reclassification of a portion of deferred tax assets from non-current assets to current assets in the Consolidated Balance Sheets and were not considered material to the prior year financial statements.
U. Recent Accounting Pronouncements:
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016. The Company is currently evaluating this new standard and expects it to have no material impact on its financial position, results of operations, and cash flows.
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
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity.” ASU 2014-08 address issues with reporting by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (“IASB”) reporting requirements for discontinued operations. The standard is effective for all businesses activities that, on acquisition, are classified as held for sale or all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company is currently evaluating this new standard and expect it to have no impact on its financial position, results of operations, and cash flows.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2013 and December 31, 2014:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$86,305	$—	$86,305	$—
Auction rate securities	277	—	—	277
Foreign currency forward contracts	6	—	6	—
Total Assets	$86,588	$—	$86,311	$277
Liabilities:
Contingent consideration - acquisitions	$5,208	$—	$—	$5,208
Total Liabilities	$5,208	$—	$—	$5,208

December 31, 2014
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$113,871	$—	$113,871	$—
Foreign currency forward contracts	222	—	222	—
Total Assets	$114,093	$—	$114,093	$—
Liabilities:
Contingent consideration - acquisitions	$5,064	$—	$—	$5,064
Total Liabilities	$5,064	$—	$—	$5,064
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
Level 3 investments consisted of an auction rate security and contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these investments. The auction rate security was called and redeemed by the issuer during 2014 for the full principal amount of $475. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates of 7.0% and timing of cash flows. A significant decrease in the projected revenues or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.
This table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Assets:
Balance at December 31, 2013	$277
Unrealized gains in accumulated other comprehensive loss	198
Purchases	—
Redemptions	(475)
Transfers into (out of) Level 3	—
Balance at December 31, 2014	$—

Liabilities:
Balance at December 31, 2013	$5,208
Additions	—
Total gain included in selling, general and administrative expense	120
Payments	(264)
Transfer into (out of) Level 3	—
Balance at December 31, 2014	$5,064
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

The following table reflects information pertaining to the Company’s convertible senior notes:

	December 31,
	2013	2014
Net carrying value of convertible senior notes	$51,751	$54,773
Estimated fair value of convertible senior notes	$59,340	$59,916
Estimated interest rate used in discounted cash flow model	4.2%	5.0%
Fair value of contingent interest	$—	$—

5.	Marketable Securities:
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
At December 31, 2013, the Company held one auction rate security. The auction rate security was called and redeemed by the issuer during 2014. The auction rate security was redeemed for the full principal amount of $475.
The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2013 and 2014 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At December 31, 2013 and 2014, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2013
Municipal notes and bonds	$86,257	$50	$(2)	$86,305
Auction rate securities	475	—	(198)	277
Total marketable securities	$86,732	$50	$(200)	$86,582
December 31, 2014
Municipal notes and bonds	$113,838	$37	$(4)	$113,871
Total marketable securities	$113,838	$37	$(4)	$113,871
The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2013 and 2014:

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

	December 31, 2013		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$81,496	$81,533	$107,151	$107,177
Due after one through five years	4,761	4,772	6,687	6,694
Due after five through ten years	—	—	—	—
Due after ten years	475	277	—	—
Total marketable securities	$86,732	$86,582	$113,838	$113,871

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2013 and 2014.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2013
Municipal notes and bonds	$16,448	$(2)	$—	$—
Tax-free auction rate securities	—	—	475	(198)
Total marketable securities	$16,448	$(2)	$475	$(198)
December 31, 2014
Municipal notes and bonds	$26,698	$(4)	$—	$—
Total marketable securities	$26,698	$(4)	$—	$—
See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

6.	Goodwill and Purchased Intangible Assets:

Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2012	$15,361
Goodwill acquired during the period	6,989
Other, primarily currency translation	203
Balance at December 31, 2013	22,553
Goodwill acquired during the period	(58)
Balance at December 31, 2014	$22,495

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Purchased Intangible Assets
Purchased intangible assets as of December 31, 2013 and 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2013
Finite-lived intangibles:
Developed technology	$59,831	$51,496	$8,335
Customer and distributor relationships	9,560	7,449	2,111
Trade names	4,361	3,343	1,018
Total identifiable intangible assets	$73,752	$62,288	$11,464

December 31, 2014
Finite-lived intangibles:
Developed technology	$59,831	$53,417	$6,414
Customer and distributor relationships	9,560	7,818	1,742
Trade names	4,361	3,475	886
Total identifiable intangible assets	$73,752	$64,710	$9,042
Amounts include the impact of foreign currency translation.
Intangible asset amortization expense amounted to $1,853, $2,592 and $2,422 for the years ended December 31, 2012, 2013 and 2014, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense will be $2,050 for 2015, $1,941 for 2016, $1,553 for 2017, $1,117 for 2018, and $1,117 for 2019.

7.	Balance Sheet Details:
Inventories
Inventories are comprised of the following:

	December 31,
	2013	2014
Materials	$31,194	$29,092
Work-in-process	19,867	20,424
Finished goods	10,290	13,828
Total inventories	$61,351	$63,344
The Company has established reserves of $6,101 and $7,000 at December 31, 2013 and 2014, respectively, for slow moving and obsolete inventory. During 2013, the Company recorded a net charge in cost of revenues of $2,863 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2013, the Company disposed of $2,382 of inventory. During 2014, the Company recorded a net charge in cost of revenues of $3,910 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2014, the Company disposed of $3,011 of inventory.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	December 31,
	2013	2014
Land and building	$5,024	$5,024
Machinery and equipment	20,827	20,277
Furniture and fixtures	4,043	3,387
Computer equipment	5,568	5,819
Leasehold improvements	7,744	7,774
	43,206	42,281
Accumulated depreciation	(30,148)	(29,343)
Total property, plant and equipment, net	$13,058	$12,938
Depreciation expense amounted to $3,680, $4,150 and $4,686 for the years ended December 31, 2012, 2013, and 2014, respectively. For the period ended December 31, 2014, machinery and equipment includes a transfer from inventory of $2,631 for systems built for internal purposes.
Other current liabilities
Other current liabilities is comprised of the following:

	December 31,
	2013	2014
Litigation accrual	$4,293	$3,252
Contingent consideration - acquisitions	868	1,267
Other	4,971	5,624
Total other current liabilities	$10,132	$10,143
Other non-current liabilities
Other non-current liabilities is comprised of the following:

	December 31,
	2013	2014
Unrecognized tax benefits (including interest)	$2,806	$3,178
Contingent consideration - acquisitions	4,340	3,797
Other	1,772	1,695
Total non-current liabilities	$8,918	$8,670

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
The following table reflects the net carrying value of the Notes as of December 31, 2013 and 2014:

	December 31,
	2013	2014
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	8,249	5,227
Net carrying value of convertible senior notes	$51,751	$54,773
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

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table presents the amount of interest cost recognized relating to the Notes during the years ended December 31, 2012, 2013 and 2014.

	December 31,
	2012	2013	2014
Contractual interest coupon	$2,251	$2,250	$2,250
Amortization of interest discount	2,486	2,740	3,022
Amortization of debt issuance costs	250	303	363
Total interest cost recognized	$4,987	$5,293	$5,635
The remaining bond discount of the Notes of $5,227, as of December 31, 2014 will be amortized over the remaining life of the Notes.
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
Warrant. The Company received $7,007 from the Option Counterparty from the sale of the warrant to purchase up to approximately 4,634 shares of the Company’s common stock at an exercise price of $17.00 per share. As of December 31, 2014, the warrant had an expected life of 3.0 years and expires between October 13, 2016 and January 9, 2017. As of December 31, 2014, the warrant had not been exercised and remained outstanding. Additionally, if the market price per share of Company common stock, as measured under the terms of the warrant transaction, exceeds the strike price of the warrant during the valuation period at the maturity of the warrant, the Company will owe the Option Counterparty a number of shares of Company common stock in an amount based on the excess of such market price per share of Company common stock over the strike price of the warrant.
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
Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2012	2013	2014
Balance, beginning of the year	$1,406	$2,024	$1,551
Accruals	2,482	1,956	2,048
Warranty liability assumed in acquisition	225	—	—
Usage	(2,089)	(2,429)	(2,025)
Balance, end of the year	$2,024	$1,551	$1,574

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As previously disclosed, in December 2007, the Company completed the acquisition of specific assets and liabilities of the semiconductor division of Applied Precision LLC (“Applied”). As a result of the acquisition, the Company assumed certain liabilities of Applied including a lawsuit filed in the United States District Court, District of Arizona, by Integrated Technology Corporation (“ITC”) which alleged Applied’s PrecisionPoint™, PrecisionWoRx® and ProbeWoRx® products infringed an ITC patent (Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS). Prior to trial, the District Court ruled that such products sold prior to August of 2007 (the “pre-August 2007 tools”) infringed the ITC patent. At trial in December of 2011, a trial verdict was rendered in which the jury found that while the Company’s products manufactured after August of 2007 (the “post-August 2007 tools”) did not literally infringe ITC’s patent, the products were found to infringe under a rule known as the doctrine of equivalents, a legal principle which expands the language of patent claims to encompass products or processes which may otherwise be found not to literally infringe the patent. The jury awarded $15,475 to ITC in damages for sales made during the years 2000-2011, of which approximately one-half related to sales for pre-August 2007 tools. The jury found that for the sales of the post-August 2007 tools, the infringement was willful. On July 23, 2012, the District Court issued an Order which affirmed the jury’s award, applied treble damages to the portion of the jury award related to post-August 2007 tool sales and granted ITC’s motion for attorney’s fees and prejudgment interest on the verdict and attorney’s fees. At that time, the District Court also enjoined the Company from future infringement of the ITC patent and from selling or supplying the applicable products with the applicable features from or into the United States. The Company appealed the injunction, the District Court Order and the damages assessment. In October 2012, the injunction was stayed by the U.S. Federal Court of Appeals and thereafter in June of 2013, the patent expired. On November 4, 2013, the U.S. Federal Court of Appeals issued a ruling which reversed the judgment of infringement against all post-August 2007 tools, reversed the finding of willfulness, vacated the treble damages award, vacated the award of attorney’s fees and costs, remanded the issue back to the District Court for further review, and affirmed the award of damages and interest for the pre-August 2007 tools. As a result, the matter is resolved with regard to the alleged infringement of the post-August 2007 tools. With regard to the damages assessment against the pre-August 2007 tools, on March 4, 2014, the Company filed a Petition for a Writ of Certiorari with the U.S. Supreme Court to appeal the basis of the Federal Court of Appeals’ decision affirming the damages award for the pre-August 2007 tools. On June 30, 2014, the Supreme Court denied the Company’s Petition and as a result, the Company increased its related litigation accrual by $9,622 for a total accrual of $13,865. On July 22, 2014, the Company then paid to ITC $10,613 which represented only the damages and interest portion of the judgment. Since the patent expired in June of 2013 and payment of the judgment has been made, this matter is fully resolved with the sole exception of the issue of the remanded attorney’s fees. On August 8, 2014, the District Court issued an order for setting the attorney’s fees award at $3,252 which the Company appealed to the U.S. Federal Court of Appeals on September 5, 2014. The Company believes that it has meritorious defenses regarding this issue and intend to continue to vigorously prosecute the matter. The $3,252 is held in escrow and is recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet at December 31, 2014. The corresponding liability is recorded under the caption, “Other current liabilities,” in the Consolidated Balance Sheet at December 31, 2014. The Company expects this to be the maximum liability reasonably possible for the attorney’s fees, excluding interest, for this lawsuit with respect to both the pre-August 2007 and post-2007 August tools.
In the Company’s patent infringement suit against Camtek, Ltd., of Migdal Hamek, Israel, concerning its proprietary continuous scan wafer inspection technology, the U.S. Federal Court of Appeals issued a ruling on August 22, 2011.  In its opinion, the Appellate Court affirmed multiple rulings from trial at the District Court level including (i) finding the Company’s U.S. Patent No. 6,826,298 valid, (ii) the part of the infringement ruling based on the finding that Camtek’s Falcon product strobes “based on velocity,” and (iii) the dismissal of Camtek’s claim against the Company for inequitable conduct against the U.S. Patent and Trademark Office.  The court did, however, revise one claim construction ruling made by the District Court in the original case.  As a result, the Appellate Court set aside the verdict delivered by the jury for damages and the District Court’s decision to enter an injunction against Camtek’s selling Falcon tools in the U.S. and remanded the case back to the trial court for a limited trial on this single infringement issue.  On March 31, 2014, the District Court ruled in the Company’s favor, finding that Camtek’s Falcon tools continue

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

to infringe the Company’s patent even under the revised claim construction of the patent, obviating the need for the limited trial.  On February 9, 2015, the District Court issued an Order granting the Company’s Motion for Final Judgment, reinstating the original damages and applying prejudgment interest for a total award of $14,512. In addition, the District Court issued a permanent injunction against Camtek from “making, using, selling and offering to sell any of its Falcon machines and any machines that are colorable imitations thereof in the United States, intended for sale and use within the United States, until the expiration of the ‘6,298 patent [projected to be in 2020].” Camtek has 30 days in which to appeal the decision should they so choose.
This lawsuit was initially brought in 2005 by August Technology prior to its merger with the Company. Subsequently, the Company filed a lawsuit against Camtek alleging infringement of its U.S. Patent No. 7,729,528, also related to the Company’s proprietary continuous scan wafer inspection technology.  This lawsuit is currently stayed pending resolution of a re-examination petition filed by Camtek with the U.S. Patent and Trademark Office.
Lease Agreements
The Company rents space for its manufacturing and service operations and sales offices, which expire through 2020. Total rent expense for these facilities amounted to $3,134, $3,794 and $3,716 for the years ended December 31, 2012, 2013 and 2014, respectively.
The Company also leases certain equipment pursuant to operating leases, which expire through 2018. Rent expense related to these leases amounted to $123, $171 and $95 for the years ended December 31, 2012, 2013 and 2014, respectively.
Total future minimum lease payments under noncancelable operating leases as of December 31, 2014 amounted to $3,858 for 2015, $2,700 for 2016, $1,950 for 2017, $1,779 for 2018, $1,163 for 2019 and $472 for all periods thereafter.
Royalty Agreements
Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $1,165, $831 and $819 for the years ended December 31, 2012, 2013 and 2014, respectively.
Open and Committed Purchase Orders
The Company has open and committed purchase orders of $11,781 as of December 31, 2014.
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
Share-Based Compensation Plans
The Company’s share-based compensation plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in long-term growth of the Company. The Company settles stock option exercises and restricted stock unit awards with newly issued common shares.
The Company established the 2009 Stock Plan (the “2009 Plan”) effective November 1, 2009. The 2009 Plan provides for the grant of 3,300 stock options and other stock awards to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Shares of common stock available for future grants of 2,557 from a previous stock plan were carried forward into the allocated balance of the 2009 Plan. Options granted under the 2009 Plan typically grade vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 2009 Plan typically vest over a five-year period for employees and one year for directors. Restricted stock units granted to employees have time based vesting or performance and, generally, time based vesting. As of December 31, 2013 and 2014, there were 2,264 and 3,552, respectively shares of common stock available for issuance pursuant to future grants under the 2009 Plan.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table reflects share-based compensation expense by type of award:

	Year Ended December 31,
	2012	2013	2014
Share-based compensation expense:
Stock options	$282	$570	$320
Restricted stock units	3,719	3,536	5,922
Total share-based compensation	4,001	4,106	6,242
Tax effect on share-based compensation	1,551	1,500	2,263
Net effect on net income	$2,450	$2,606	$3,979
Tax effect on:
Effect on earnings per share—basic	$(0.08)	$(0.08)	$(0.12)
Effect on earnings per share—diluted	$(0.07)	$(0.08)	$(0.12)
Valuation Assumptions for Stock Options
For the year ended December 31, 2012 there were 165 employee stock options granted. There were no stock options granted for the years ended December 31, 2013 and 2014. The fair value of each option granted to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2012	2013	2014
Expected life (years)	5.0	0.0	0.0
Expected volatility	85.2%	—%	—%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.8%	—%	—%
Weighted average fair value per option	$7.88	$—	$—
Non-Employee Options
At December 31, 2012 and 2013, the fair value of options granted to non-employees was $272 and $162, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Stock Option Activity
A summary of the Company’s stock option activity with respect to the years ended December 31, 2012, 2013 and 2014 follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	1,428	$14.42
Granted	195	11.90
Exercised	(6)	10.16
Expired	(130)	14.00
Forfeited	—	—
Outstanding at December 31, 2012	1,487	14.15
Granted	—	—
Exercised	(96)	8.10
Expired	(392)	16.60
Forfeited	(29)	7.88
Outstanding at December 31, 2013	970	13.94
Granted	—	—
Exercised	(25)	6.86
Expired	(320)	21.51
Forfeited	(10)	8.30
Outstanding at December 31, 2014	615	$10.39	4.6	$981
Vested or expected to vest at December 31, 2014	605	$10.36	4.5	$981
Exercisable at December 31, 2014	510	$10.02	3.9	$981

The total intrinsic value of the stock options exercised during 2012, 2013 and 2014 was $14, $312 and $101, respectively.
The options outstanding and exercisable at December 31, 2014 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.80 - $6.80	265	4.5	$6.80	265	$6.80
$7.86 - $7.86	30	4.6	$7.86	30	$7.86
$12.22 - $12.22	175	8.0	$12.22	70	$12.22
$13.57 - $16.77	145	0.5	$15.30	145	$15.30
$6.80 - $16.77	615	4.6	$10.39	510	$10.02

As of December 31, 2014, there was $673 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average remaining period of 3.0 years.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Restricted Stock Unit Activity
A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2012, 2013 and 2014 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	1,465	$8.01
Granted	409	$9.81
Vested	(457)	$8.53
Forfeited	(37)	$8.16
Nonvested at December 31, 2012	1,380	$8.37
Granted	333	$12.37
Vested	(470)	$7.74
Forfeited	(127)	$9.29
Nonvested at December 31, 2013	1,116	$9.73
Granted	631	$10.89
Vested	(836)	$9.20
Forfeited	(106)	$10.57
Nonvested at December 31, 2014	805	$11.07

As of December 31, 2014, there was $5,492 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 3.3 years.
Employee Stock Purchase Plan
The Company established an Employee Stock Purchase Plan (the “ESPP”) effective November 1, 2009. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of Company common stock at the end of the applicable six-month purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation. No stock-based compensation expense for the ESPP was recorded for the years ended December 31, 2012, 2013 and 2014. As of December 31, 2013 and 2014, there were 1,116 and 1,394 shares available for issuance under the ESPP, respectively.
401(k) Savings Plan
The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Company matching contributions to the plan totaled $880, $957 and $966 for the years ended December 31, 2012, 2013 and 2014, respectively.
Profit Sharing Program
The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2012, 2013 and 2014.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

12.	Other Income (Expense):
Other income (expense) is comprised of the following:

	Year Ended December 31,
	2012	2013	2014
Foreign currency exchange gains (losses), net	$(482)	$8	$(65)
Total other income (expense)	$(482)	$8	$(65)

13.	Income Taxes:
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$3,164	$(1,790)	$(124)
State	312	(122)	198
Foreign	2,880	1,497	1,812
	6,356	(415)	1,886
Deferred:
Federal	(18,003)	(2,378)	(4,285)
State	(2,799)	938	54
Foreign	(12)	(70)	294
	(20,814)	(1,510)	(3,937)
Total income tax expense (benefit)	$(14,458)	$(1,925)	$(2,051)

The income (loss) before tax are comprised of the following:

	Year Ended December 31,
	2012	2013	2014
Domestic operations	$13,278	$(4,860)	$(11,985)
Foreign operations	$16,129	$6,393	$5,294
The income tax benefit of $14,458 in 2012, was impacted by benefits related to the release of valuation allowance recorded against U.S. deferred tax assets, partially offset by taxes accrued in both the U.S. and foreign tax jurisdictions. The income tax benefit of $1,925 in 2013 was impacted by benefits related to the reversal of unrecognized tax benefits, foreign tax credits and research and development credits for both 2012 and 2013 recognized in 2013, which were not available in 2012 as a result of legislation, and $1.3 million of expense related to a correction of the prior year income tax balances recognized in the fourth quarter of 2013. The income tax benefit of $2,051 in 2014, was impacted by an increase in the Company’s valuation allowance and taxes accrued in foreign jurisdictions, partially offset by research and development tax credit.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% for the years ended December 31, 2012, 2013 and 2014 to income before provision for income taxes as follows:

	Year Ended December 31,
	2012	2013	2014
Federal income tax provision at statutory rate	$10,292	$537	$(2,342)
State taxes, net of federal effect	(698)	828	21
Foreign taxes net of federal effect	1,296	(1,514)	561
Domestic manufacturing benefit	(915)	—	—
Change in valuation allowance for deferred tax assets	(23,313)	(153)	535
Research tax credit	—	(1,965)	(830)
Deferred tax true-up	—	401	(36)
Other	(1,120)	(59)	40
Provision (benefit) for income taxes	$(14,458)	$(1,925)	$(2,051)
Effective tax rate	(49)%	(126)%	(31)%
Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, research and development credits as a percentage of aggregate pre-tax income and the domestic manufacturing deduction.
Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2013	2014
Research and development credit carryforward	$5,233	$7,496
Reserves and accruals not currently deductible	3,085	3,304
Deferred revenue	2,379	2,005
Domestic net operating loss carryforwards	1,900	1,928
Capital losses	29	—
Foreign net operating loss and credit carryforwards	6,327	7,533
Intangibles	11,506	12,943
Tax deductible transaction costs	347	296
Share-based compensation	1,730	1,762
Inventory obsolescence reserve	3,935	3,338
Depreciation	356	923
Other	223	776
Gross deferred tax assets	37,050	42,304
Valuation allowance for deferred tax assets	(1,646)	(2,445)
Deferred tax assets after valuation allowance	35,404	39,859
Gross deferred tax liabilities	(1,072)	(525)
Net deferred tax assets	$34,332	$39,334

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

At December 31, 2013 and 2014, the Company had valuation allowances of $1,646 and $2,445, respectively, on certain of our deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.
In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment. In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of December 31, 2014, the Company relied primarily on projected future taxable income.
At December 31, 2014, the Company had federal, state and foreign net operating loss carryforwards of $1,371, $427 and $1,351, respectively. In addition, as of December 31, 2013 the Company had federal AMT carryforwards of $130. The federal, state and foreign net operating loss carryforwards expire on various dates through December 31, 2032, December 31, 2032 and December 31, 2023, respectively. At December 31, 2014, the Company had federal and state research & development credits and foreign tax credit carryforwards of $7,795, $1,814 and $6,183, respectively. The federal research & development credits are set to expire at various dates through December 31, 2034. The state research & development credits are set to expire at various dates through December 21, 2024. The foreign tax credit is set to expire at various dates through December 31, 2024.
A provision has not been made at December 31, 2014 for U.S. or additional foreign withholding taxes on approximately $1,606 of undistributed earnings of our foreign subsidiaries in Europe and Japan because it is the present intention of management to permanently reinvest these undistributed earnings. Upon distribution of those earnings, U.S. taxes on such permanently reinvested foreign earnings would be recorded net of applicable foreign tax credits and withholding taxes, if any. It is not practical to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.
The total amount of unrecognized tax benefits were as follows:

	December 31,
	2012	2013	2014
Unrecognized tax benefits, opening balance	$8,476	$9,566	$5,706
Gross increases—tax positions in prior period	486	533	150
Gross decreases—tax positions in prior period	(494)	(4,992)	(892)
Gross increases—current-period tax positions	1,098	599	328
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, ending balance	$9,566	$5,706	$5,292
Included in the balance of unrecognized tax benefits at December 31, 2013 and 2014 are unrecognized tax benefits of $4,278 and $4,499, respectively, which would be reflected as an adjustment to income tax expense if recognized. The year over year decrease from 2012 to 2014 is primarily due to the reversal of unrecognized tax benefits related to federal tax exposures. It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals would have a significant impact on its results of operations or financial position.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2013 and 2014, the Company recognized approximately $557, $(768) and $60, respectively, in interest and penalties expense associated with uncertain tax positions. As of December 31, 2013 and 2014, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $770 and $830, respectively.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal purposes, the Company is generally no longer subject to tax examinations for years prior to 2011. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for years prior to 2010. For foreign purposes, the Company is generally no longer subject to examination for tax periods 2010 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment. During the first quarter of 2014, the Company received a final assessment of $0.2 million from the Internal Revenue Service, representing closure of the audit for 2007 through 2009. The assessment was fully offset by a decrease to the amount of unrecognized tax benefits in 2014. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.
In the normal course of business, the Company is subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income or other taxes against it. Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from the Company’ s historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on the Company’ s results of operations or cash flows in the period or periods for which that determination is made.

14. Restructuring and Asset Impairment Charges:

Restructuring
During 2014, the Company implemented restructuring initiatives designed to reduce the Company’s cost structure. In connection with this strategy, the Company reduced its global headcount by approximately 9%, ending with 586 employees at December 31, 2014. In addition, the Company will close its facility in Mainz, Germany and relocate the operations to its facilities in Snoqualmie, Washington and Bloomington, Minnesota with a target completion of March 2015. The Company recorded a charge of $1,635, primarily for severance costs, of which $171 was recorded in cost of revenues, $389 was recorded in research and development and $1,075 recorded in selling, general and administrative. The Company anticipates the remaining restructuring obligation to be paid by December 31, 2015.

The table below provides certain information concerning the restructuring charges:

Restructuring obligations at December 31, 2013	$—
Restructuring costs incurred	1,635
Cash payments	(871)
Restructuring obligations at December 31, 2014	$764

Asset impairment
In addition to the restructuring charges discussed above, we recorded an asset impairment charge of $1,090, of which $437 was recorded in cost of revenues, $632 was recorded in research and development and $21 was recorded in selling, general and administrative, for write-downs of inventory and fixed assets related to the closing of our facility in Mainz, Germany.

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
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2012	$985	$100	$1,085
Net current period other comprehensive loss	660	50	710
Reclassifications	—	—	—
Beginning Balance, December 31, 2013	$1,645	$150	$1,795
Net current period other comprehensive loss	1,040	(183)	857
Reclassifications	—	—	—
Ending balance, December 31, 2014	$2,685	$(33)	$2,652

16.	Segment Reporting and Geographic Information:
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
The following table lists the different sources of revenue:

	Year Ended December 31,
	2012		2013		2014
Systems and software:
Inspection	$128,917	59%	$89,089	51%	$87,818	49%
Metrology	38,001	17%	26,500	15%	24,590	14%
Data analysis and review	19,840	9%	17,927	10%	24,042	13%
Lithography	—	—%	8,548	5%	11,163	6%
Parts	20,802	10%	21,078	12%	20,334	11%
Services	10,926	5%	13,096	7%	13,271	7%
Total revenue	$218,486	100%	$176,238	100%	$181,218	100%

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The Company’s significant operations outside the United States include sales, service and application offices in Europe and Asia. For geographical reporting, revenues are attributed to the geographic location in which the product is shipped. Revenue by geographic region is as follows:

	Year Ended December 31,
	2012	2013	2014
Revenues from third parties:
United States	$42,108	$40,849	$60,871
Taiwan	62,239	54,682	49,532
South Korea	33,675	10,704	12,782
Singapore	26,183	17,260	17,807
Austria	11,423	898	752
Japan	16,405	7,326	9,449
Germany	5,393	5,669	9,142
China	12,266	20,061	11,521
Other Europe	8,794	18,789	9,362
Total revenue	$218,486	$176,238	$181,218

In 2012, sales to Samsung Semiconductor, Inc. and Advanced Semiconductor Engineering, Inc. accounted for 10.4% and 10.1% of the Company’s revenues, respectively. In 2013, sales to Intel Semiconductor Inc. and STATS ChipPAC Ltd. accounted for 11.4% and 10.3% of the Company’s revenues, respectively. No individual end user customer accounted for more than 10% of its revenue in 2014. The company does not purchase contracts with any of its customers that obligate them to continue to purchase its products.
At December 31, 2013, one customer, STATS ChipPAC Ltd., accounted for more than 10% of net accounts receivable. At December 31, 2014, two customers, Taiwan Semiconductor Manufacturing Co. Ltd. and TriQuint Semiconductor Inc., accounted for more than 10% of net accounts receivable.
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
The following table lists the weighted average number of stock options and restricted stock units excluded from computation of diluted earnings per share at December 31, 2012 and 2013 as there impact would be anti-dilutive:

	Year Ended December 31,
	2012	2013
Stock options	984	707
Restricted stock units	37	3
For the year ended December 31, 2014, all outstanding restricted stock units of 805 and stock options of 615 were excluded from the computation of diluted loss per shares because the effect in the period would be antidilutive.

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants (as described in Note 8) as their impact would be anti-dilutive.
The computations of basic and diluted income per share for the years ended December 31, 2012, 2013, and 2014 are as follows:

	December 31,
	2012	2013	2014
Numerator:
Net income (loss)	$43,865	$3,458	$(4,640)
Denominator:
Basic earnings per share - weighted average shares outstanding	32,226	32,783	33,124
Effect of potential diluted securities:
Employee stock options and restricted stock units - dilutive shares	627	605	—
Diluted earnings per share - weighted average shares outstanding	32,853	33,388	33,124
Earnings per share:
Basic	$1.36	$0.11	$(0.14)
Diluted	$1.34	$0.10	$(0.14)

18.	Shares Repurchase Authorization:
In 2008, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date.  The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. At December 31, 2014, there were 1,647 shares available for future stock repurchases under this repurchase authorization. In January 2015, the Board of Directors approved an additional 1,353 shares to the existing repurchase authorization, bringing the total current authorization back to 3,000 shares. The shares of common stock purchased under the share repurchase authorization are being retired.

The Company did not repurchase any shares of its common stock during 2012 and 2013. The following table summarizes the Company’s stock repurchases for December 31, 2014:

	Year Ended December 31,
	2012	2013	2014
Shares of common stock repurchased	—	—	1,353
Cost of stock repurchased	$—	$—	$12,845
Average price paid per share	$—	$—	$9.49

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

19.	Quarterly Consolidated Financial Data (unaudited):
The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2013 and December 31, 2014. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.
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

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Revenues	$41,650	$46,059	$44,044	$44,485	$176,238
Gross profit	21,874	23,515	22,470	22,873	90,732
Income (loss) before income taxes	(255)	1,332	37	419	1,533
Net income	393	759	252	2,054	3,458
Income per share:
Basic	$0.01	$0.02	$0.01	$0.06	$0.11
Diluted	$0.01	$0.02	$0.01	$0.06	$0.10
Weighted average number of shares outstanding:
Basic	32,523	32,567	32,897	32,951	32,783
Diluted	33,239	33,155	33,426	33,539	33,388

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total
Revenues	$41,649	$43,018	$46,960	$49,591	$181,218
Gross profit	21,569	23,304	24,960	25,655	95,488
Income (loss) before income taxes	(1,041)	(10,995)	2,835	2,510	(6,691)
Net income (loss)	(724)	(4,412)	(998)	1,494	(4,640)
Income (loss) per share:
Basic	$(0.02)	$(0.13)	$(0.03)	$0.05	$(0.14)
Diluted	$(0.02)	$(0.13)	$(0.03)	$0.04	$(0.14)
Weighted average number of shares outstanding:
Basic	33,092	33,240	33,237	32,882	33,124
Diluted	33,092	33,240	33,237	33,504	33,124

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2012:
Allowance for doubtful accounts	$262	$344	$—	$—	$606
Inventory valuation	7,927	2,934	—	5,241	5,620
Warranty	1,406	2,482	225	2,089	2,024
Deferred tax valuation allowance	24,674	(23,313)	—	—	1,361
Year 2013:
Allowance for doubtful accounts	$606	$751	$—	$205	$1,152
Inventory valuation	5,620	2,863	—	2,382	6,101
Warranty	2,024	1,956	—	2,429	1,551
Deferred tax valuation allowance	1,361	(153)	548	—	1,756
Year 2014:
Allowance for doubtful accounts	$1,152	$127	$—	$—	$1,279
Inventory valuation	6,101	3,910	—	3,011	7,000
Warranty	1,551	2,048	—	2,025	1,574
Deferred tax valuation allowance	1,756	838	(149)	—	2,445

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Rudolph Technologies, Inc.
By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin Chairman and Chief Executive Officer
Date:	February 20, 2015

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Paul F. McLaughlin	Chairman and Chief Executive Officer	February 20, 2015
Paul F. McLaughlin

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2015
Steven R. Roth

/s/ Jeffrey A. Aukerman	Director	February 20, 2015
Jeffrey A. Aukerman

/s/ Leo Berlinghieri	Director	February 20, 2015
Leo Berlinghieri

/s/ Daniel H. Berry	Director	February 20, 2015
Daniel H. Berry

/s/ Thomas G. Greig	Director	February 20, 2015
Thomas G. Greig

/s/ Richard F. Spanier	Director	February 20, 2015
Richard F. Spanier

/s/ Aubrey C. Tobey	Director	February 20, 2015
Aubrey C. Tobey

/s/ John R. Whitten	Director	February 20, 2015
John R. Whitten

EXHIBIT INDEX

Exhibit No.	Description

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
10.6*
Management Agreement, dated as of July 24, 2000, by and between Rudolph Technologies, Inc. and Paul F. McLaughlin as restated and amended on July 29, 2014 (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2014).

10.7*
Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth as restated and amended on July 29, 2014 (incorporated by reference to exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2014).

10.8*
Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and Michael Plisinski (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.9*
Restated and Amended Employment Agreement, dated as of July 29, 2014, by and between Rudolph Technologies, Inc. and D. Mayson Brooks (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on August 6, 2014). *

10.10*	Executive Change of Control Agreement, dated February 7, 2014, by and between Rudolph Technologies, Inc. and Richard Rogoff filed herewith.
10.11*	Form of option agreement under 1999 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 5, 2004).
__________________
+ Confidential treatment has been granted with respect to portions of this exhibit.
* Management contract, compensatory plan or arrangement.

Exhibit No.	Description

10.12*
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
10.15*
Form of Restricted Stock Unit Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2014).

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