Form 10-Q
period 2015-03-31
RUDOLPH TECHNOLOGIES INC
filed 2015-05-01
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
The number of outstanding shares of the Registrant’s Common Stock on April 17, 2015 was 31,936,332.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35,365	$43,114
Marketable securities	123,045	113,871
Accounts receivable, less allowance of $1,431 and $1,279	51,801	51,603
Inventories, net	68,055	63,344
Deferred income taxes	8,986	8,986
Prepaid expenses and other current assets	6,896	9,403
Total current assets	294,148	290,321
Property, plant and equipment, net	13,060	12,938
Goodwill	22,495	22,495
Identifiable intangible assets, net	8,527	9,042
Other assets	31,605	31,841
Total assets	$369,835	$366,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,174	$17,747
Other current liabilities	17,354	18,119
Total current liabilities	39,528	35,866
Convertible senior notes	55,584	54,773
Other non-current liabilities	9,191	8,670
Total liabilities	104,303	99,309
Commitments and contingencies
Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	405,472	409,562
Accumulated other comprehensive loss	(2,206)	(2,652)
Accumulated deficit	(137,766)	(139,614)
Total stockholders’ equity	265,532	267,328
Total liabilities and stockholders’ equity	$369,835	$366,637

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$52,570	$41,649
Cost of revenues	23,604	20,080
Gross profit	28,966	21,569
Operating expenses:
Research and development	10,360	10,006
Selling, general and administrative	12,974	10,780
Amortization	515	670
Total operating expenses	23,849	21,456
Operating income	5,117	113
Interest expense, net	1,382	1,281
Other expense (income)	638	(127)
Income (loss) before income taxes	3,097	(1,041)
Provision (benefit) for income taxes	1,249	(317)
Net income (loss)	$1,848	$(724)
Earnings (loss) per share:
Basic	$0.06	$(0.02)
Diluted	$0.06	$(0.02)
Weighted average shares outstanding:
Basic	31,928	33,092
Diluted	32,549	33,092

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$1,848	$(724)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax	(1)	3
Change in currency translation adjustments	447	(132)
Total comprehensive income (loss)	$2,294	$(853)

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,848	$(724)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of convertible note discount and issuance costs	914	822
Amortization of intangibles and other	515	672
Depreciation	898	1,038
Foreign currency exchange loss (gain)	638	(127)
Change in fair value of contingent consideration	(396)	75
Share-based compensation	4,410	1,445
Provision for doubtful accounts and inventory valuation	923	353
Deferred income taxes	—	65
Changes in operating assets and liabilities	(587)	11,987
Net cash and cash equivalents provided by operating activities	9,163	15,606
Cash flows from investing activities:
Purchases of marketable securities	(60,458)	(69,634)
Proceeds from sales of marketable securities	51,381	29,018
Purchases of property, plant and equipment	(1,072)	(390)
Net cash and cash equivalents used in investing activities	(10,149)	(41,006)
Cash flows from financing activities:
Purchases of common stock	(6,786)	—
Proceeds from sales of shares through share-based compensation plans	61	93
Tax benefit for sale of shares through share-based compensation plans	93	49
Net cash and cash equivalents provided by (used in) financing activities	(6,632)	142
Effect of exchange rate changes on cash and cash equivalents	(131)	74
Net decrease in cash and cash equivalents	(7,749)	(25,184)
Cash and cash equivalents at beginning of period	43,114	80,790
Cash and cash equivalents at end of period	$35,365	$55,606

Supplemental disclosure of cash flow information:
Income taxes paid	$356	$567
Interest paid	$1,125	$1,125

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three month period ended March 31, 2015 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements included in the 2014 10-K.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” This standard is intended to simplify the presentation of debt issuance costs. The amendment in this ASU requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU 2015-03 will have on its consolidated financial position, results of operations, and cash flows.
In December 2014, the FASB issued ASU No.2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The guidance reflects the EITF consensus that an award with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period (i.e., the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target could be achieved) should be treated as a performance condition. That is, the performance target is not reflected in the determination of the grant date fair value of the award. Compensation cost attributable to the period for which requisite service has been rendered would be recognized in the period it becomes probable that the performance condition will be achieved. The total amount of compensation cost recognized during and after the requisite service period would reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this new standard did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about our ability to continue as a going concern, and if so, to provide related footnote disclosures. The standard is effective for annual and interim reporting periods ending after December 15, 2016. The Company is currently evaluating this new standard and expects it to have no impact on its financial position, results of operations, and cash flows.
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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosure of Disposal of Components of an Entity.” ASU 2014-08 addresses issues with reporting by changing the criteria for reporting discontinued operations and enhancing convergence of the FASB’s and the International Accounting Standard Board’s (“IASB”) reporting requirements for discontinued operations. The standard is effective for all business activities that, on acquisition, are classified as held for sale or all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this new standard did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$123,045	$—	$123,045	$—
Foreign currency forward contracts	144	$—	144	$—
Total Assets	$123,189	$—	$123,189	$—
Liabilities:
Contingent consideration - acquisitions	$4,668	$—	$—	$4,668
Total Liabilities	$4,668	$—	$—	$4,668
December 31, 2014
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$113,871	$—	$113,871	$—
Foreign currency forward contracts	222	—	222	—
Total Assets	$114,093	$—	$114,093	$—
Liabilities:
Contingent consideration - acquisitions	$5,064	$—	$—	$5,064
Total Liabilities	$5,064	$—	$—	$5,064

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
Level 3 investments consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value investment. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates of 8.8% and timing of cash flows. A significant decrease in the projected revenues or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.
This table presents a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2014	$5,064
Additions	—
Total gain included in selling, general and administrative expense	(396)
Payments	—
Transfers into (out of) Level 3	—
Balance at March 31, 2015	$4,668
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
The Company’s convertible senior notes are not publicly traded. The estimated fair value of the Company’s convertible senior notes was valued using a discounted cash flow model. The Level 3 assumptions, based on data available at the valuation date used in preparing the discounted cash flow model included estimates of interest rates, timing and amount of cash flows and expected holding periods of the convertible senior notes. The fair value of the contingent interest associated with the convertible senior notes is valued quarterly using the present value under an expected cash flow model incorporating the probabilities of the contingent events occurring.
The following table reflects information pertaining to the Company’s convertible senior notes:

	March 31, 2015	December 31, 2014
Net carrying value of convertible senior notes	$55,584	$54,773
Estimated fair value of convertible senior notes	$59,520	$59,916
Estimated interest rate used in discounted cash flow model	5.0%	5.0%
Fair value of contingent interest	$—	$—

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
The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2015 and December 31, 2014 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At March 31, 2015 and December 31, 2014, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2015
Municipal notes and bonds	$123,013	$38	$6	$123,045
Total marketable securities	$123,013	$38	$6	$123,045
December 31, 2014
Municipal notes and bonds	$113,838	$37	$4	$113,871
Total marketable securities	$113,838	$37	$4	$113,871
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$108,018	$108,039	$107,151	$107,177
Due after one through five years	14,995	15,006	6,687	6,694
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$123,013	$123,045	$113,838	$113,871
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at March 31, 2015 and December 31, 2014:

	Unrealized Loss Position For Less Than 12 Months		Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2015
Municipal notes and bonds	$37,340	$6	$—	$—
Total	$37,340	$6	$—	$—
December 31, 2014
Municipal notes and bonds	$26,698	$4	$—	$—
Total	$26,698	$4	$—	$—
See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2015 and December 31, 2014, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and a decrease in the fair value of $78 and $27 for the three month periods ended March 31, 2015 and 2014, respectively, are recorded within the caption Other expense (income) in the Condensed Consolidated Statements of Operations.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Notional amount	$2,861	$1,610
Fair value of asset	$144	$222

NOTE 5.    Goodwill and Purchased Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2014	$22,495
Goodwill acquired during period	—
Other	—
Balance at March 31, 2015	$22,495

Purchased Intangible Assets
Purchased intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2015
Finite-lived intangibles:
Developed technology	$59,831	$53,819	$6,012
Customer and distributor relationships	9,560	7,906	1,654
Trade names	4,361	3,500	861
Total identifiable intangible assets	$73,752	$65,225	$8,527
December 31, 2014
Finite-lived intangibles:
Developed technology	$59,831	$53,417	$6,414
Customer and distributor relationships	9,560	7,818	1,742
Trade names	4,361	3,475	886
Total identifiable intangible assets	$73,752	$64,710	$9,042
Intangible asset amortization expense for the three months ended March 31, 2015 and 2014 were $515 and $670, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2015 will be $1,535, and for each of the next five years estimated amortization expense amounts to $1,941 for 2016, $1,553 for 2017, $1,117 for 2018, $1,117 for 2019, and $914 for 2020.

NOTE 6.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	March 31, 2015	December 31, 2014
Materials	$33,611	$29,092
Work-in-process	21,480	20,424
Finished goods	12,964	13,828
Total inventories	$68,055	$63,344
The Company has established reserves of $7,721 and $7,000 as of March 31, 2015 and December 31, 2014, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	March 31, 2015	December 31, 2014
Land and building	$5,024	$5,024
Machinery and equipment	21,213	20,277
Furniture and fixtures	3,387	3,387
Computer equipment	5,800	5,819
Leasehold improvements	7,780	7,774
	43,204	42,281
Less: Accumulated depreciation	30,144	29,343
Total property, plant and equipment, net	$13,060	$12,938

Other assets
Other assets is comprised of the following:

	March 31, 2015	December 31, 2014
Deferred income taxes	$30,348	$30,348
Other	1,257	1,493
Total other assets	$31,605	$31,841

Other current liabilities

Other current liabilities is comprised of the following:

	March 31, 2015	December 31, 2014
Litigation accrual	$3,252	$3,252
Deferred revenue	7,840	7,976
Contingent consideration - acquisitions	795	1,267
Other	5,467	5,624
Total other current liabilities	$17,354	$18,119

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	March 31, 2015	December 31, 2014
Unrecognized tax benefits (including interest)	$3,196	$3,178
Contingent consideration - acquisitions	3,873	3,797
Other	2,122	1,695
Total other non-current liabilities	$9,191	$8,670

NOTE 7.   Debt Obligations
On July 25, 2011, the Company issued $60,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2016 (the “Notes”) at par. The Notes were issued pursuant to an indenture, dated as of July 25, 2011, between the Company and Bank of New York Mellon Trust Company, N.A., as Trustee, which includes a form of Note. The Notes provide for the payment of interest semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2012, at an annual rate of 3.75% and will mature on July 15, 2016, unless earlier converted or repurchased. The Notes may be converted, under certain circumstances, based on an initial conversion rate of 77.241 shares of Company common stock per $1 principal amount of Notes, which represents an initial conversion price of approximately $12.95 per share. Concurrently with the issuance of the Notes, the Company purchased a convertible note hedge and sold a warrant. Each of the convertible note hedge and warrant transactions were entered into with an affiliate of the initial purchaser of the Notes. The convertible note hedge is intended to reduce the potential future dilution to the Company’s common stock associated with the conversion of the Notes. However, the warrant transaction will have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrant. The strike price of the warrant is $17.00 per share subject to adjustment in accordance with the terms of the agreement. The net proceeds to the Company from the sale of the Notes, including the convertible note hedge and warrant, were $50,249.
The following table reflects the net carrying value of the Notes:

	March 31, 2015	December 31, 2014
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	4,416	5,227
Net carrying value of convertible senior notes	$55,584	$54,773
The following table presents the amount of interest cost recognized relating to the Notes during the three months ended March 31, 2015 and March 31, 2014.

	Three Months Ended March 31,
	2015	2014
Contractual interest coupon	$562	$562
Amortization of interest discount	811	735
Amortization of debt issuance costs	103	87
Total interest cost recognized	$1,476	$1,384
The remaining bond discount of the Notes of $4,416, as of March 31, 2015, will be amortized over the remaining life of the Notes.

NOTE 8.   Commitments and Contingencies
Warranty Reserves
The Company generally provides a warranty on its products for a period of twelve to fifteen months against defects in material and workmanship. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized. The Company’s estimate is based primarily on historical experience. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Settlements of warranty reserves are generally associated with sales that occurred during the 12 to 15 months prior to the quarter-end and warranty accruals are related to sales during the year.

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended March 31,
	2015	2014
Balance, beginning of the period	$1,574	$1,551
Accruals	822	481
Less: Usage	696	523
Balance, end of the period	$1,700	$1,509
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company’s 2014 10-K reflects the status of the Company’s litigation with Integrated Technology Corporation (“ITC”) and Camtek, Ltd. (“Camtek”). The following reflects the material developments during the first quarter of 2015 with regard to these matters.

Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS): This matter is fully resolved with the sole exception of the issue of remanded attorney’s fees which were set by the District Court at $3,252. The Company’s appeal of this order is currently pending review by the U.S. Federal Court of Appeals. The Company believes that it has meritorious defenses regarding this issue and intends to continue to vigorously prosecute the matter. The $3,252 is held in escrow and is recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet at March 31, 2015. The corresponding liability is recorded under the caption, “Other current liabilities,” in the Condensed Consolidated Balance Sheet at March 31, 2015. The Company expects this to be the maximum liability reasonably possible for the attorney’s fees, excluding interest, for this lawsuit with respect to both the pre-August 2007 and the post-2007 August tools which were the subject of this action.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 05-CV-01396 (JRT/FLN): Subsequent to the District Court’s ruling in the Company’s favor that Camtek’s Falcon tools continue to infringe the Company’s patent under the revised claim construction of the patent determined by the U.S. Federal Court of Appeals, the District Court, on February 9, 2015, issued an Order granting the Company’s Motion for Final Judgment, reinstating the original damages and applying prejudgment interest for a total award of $14,512. In addition, the District Court issued a permanent injunction against Camtek from “making, using, selling and offering to sell any of its Falcon machines and any machines that are colorable imitations thereof in the United States, intended for sale and use within the United States, until the expiration of the ‘6,298 patent [projected to be in 2020].” Camtek filed a notice of appeal of the District Court’s Order on March 11, 2015.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 10-CV-2202 (MJD/FLN): With regard to the Company’s subsequently filed lawsuit against Camtek alleging infringement of its U.S. Patent No. 7,729,528, this lawsuit continues to be stayed pending resolution of a re-examination petition filed by Camtek with the U.S. Patent and Trademark Office.

Rudolph Technologies, Inc. v. Camtek, Ltd., No. 15-CV-1246 (ADM/BRT): On March 12, 2015, the Company filed and served on Camtek a complaint asserting infringement of Rudolph ‘6,298 patent by Camtek’s Eagle product with the U.S. District Court in Minnesota. On April 21, 2015, the Company then filed a Motion for Preliminary Injunction to enjoin Camtek’s sale of the Eagle device in the United States which is currently pending. On or about April 20, 2015, Camtek filed a complaint in the U.S. District Court in New Jersey seeking a declaratory judgment challenging the jurisdiction and venue of the Minnesota court and seeking to have the court find that the ‘6,298 patent is not infringed and, in the alternative, that the ‘6,298 patent is invalid. The Company is currently in the process of responding to Camtek’s complaint.

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the three months ended March 31, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	805	$11.07
Granted	509	$10.25
Less: Vested	468	$10.18
Less: Forfeited	8	$10.95
Nonvested at March 31, 2015	838	$11.07
As of March 31, 2015 and December 31, 2014, there was $6,207 and $5,492 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 3.0 years and 3.3 years for the respective periods.

NOTE 10.   Other Expense (Income)

	Three Months Ended
	March 31,
	2015	2014
Foreign currency exchange losses (gains), net	$638	$(127)
Total other expense (income)	$638	$(127)

NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended
	March 31,
	2015	2014
Income (loss) before income taxes	$3,097	$(1,041)
Provision (benefit) for income taxes	$1,249	$(317)
Effective tax rate	40.3%	30.5%
The income tax provision for the three months ended March 31, 2015 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the three months ended March 31, 2015 compared to the same period for the prior year are primarily due an increase in foreign tax expense in excess of foreign tax credits generated in 2015.
The Company currently has a partial valuation allowance recorded against certain deferred tax assets. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a valuation allowance of $2,445 as of March 31, 2015 and December 31, 2014.

NOTE 12. Restructuring and Asset Impairment Charges

The table below provides the activity related to restructuring charges and the remaining liability as of March 31, 2015:

Restructuring obligations at December 31, 2014	$764
Restructuring costs incurred	—
Cash payments	(203)
Restructuring obligations at March 31, 2015	$561

During 2014, the Company implemented restructuring initiatives designed to reduce the Company’s cost structure. In connection with this strategy, the Company reduced its global headcount by approximately 9.0% and closed its facility in Mainz, Germany relocating the operations to its facilities in Snoqualmie, Washington and Bloomington, Minnesota, which was completed as of March 31, 2015.
The Company anticipates the remaining restructuring obligation to be paid by December 31, 2015.

NOTE 13.   Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three months ended March 31, 2015, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 299 and 0, respectively. For the three months ended March 31, 2014, all outstanding stock options and restricted stock units totaling 739 and 1,377, respectively, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be anti-dilutive.
The Company’s basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income (loss)	$1,848	$(724)
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	31,928	33,092
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	621	—
Diluted earnings (loss) per share - weighted average shares outstanding	32,549	33,092
Earnings (loss) per share:
Basic	$0.06	$(0.02)
Diluted	$0.06	$(0.02)

NOTE 14.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income to our net income.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2014	$2,685	$(33)	$2,652
Net current period other comprehensive loss	(447)	1	(446)
Reclassifications	—	—	—
Ending balance, March 31, 2015	$2,238	$(32)	$2,206

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
The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2015		2014
Systems and Software:
Inspection	$28,462	54%	$18,002	43%
Metrology	7,599	15%	5,749	14%
Data Analysis and Review	7,794	15%	5,974	14%
Lithography	21	—%	3,657	9%
Parts	5,655	10%	5,040	12%
Services	3,039	6%	3,227	8%
Total revenue	$52,570	100%	$41,649	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2015	2014
United States	$17,648	$9,934
Taiwan	13,329	7,930
Japan	1,314	1,284
China	6,088	4,830
South Korea	3,531	7,552
Other Asia	1,777	6,591
Germany	7,055	1,344
Other Europe	1,828	2,184
Total revenue	$52,570	$41,649

The following customers each accounted for more than 10% of total revenues for the indicated periods.

	Three Months Ended
	March 31,
	2015	2014
Customer A	11.1%	4.5%
Customer B	10.2%	—%
Customer C	2.2%	14.0%
Customer D	0.9%	17.0%
NOTE 16.   Share Repurchase Authorization
In 2008, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. As of December 31, 2014, the Company had repurchased 1,353 shares of common stock. In January 2015, the Board of Directors approved an additional 1,353 shares to the existing repurchase authorization, bringing the total current authorization back to 3,000 shares as of such date. At March 31, 2015, there were 2,430 shares available for future stock repurchases under this repurchase authorization. The shares of common stock purchased under the share repurchase authorization are being retired.
The Company did not repurchase any shares of its common stock during the three month period ended March 31, 2014. The following table summarizes the Company’s stock repurchases for the three month period ended March 31, 2015:

Three Months Ended
March 31, 2015
Shares of common stock repurchased	570
Cost of stock repurchased	$6,786
Average price paid per share	$11.91

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements, including those concerning our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our current expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those projected in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions, seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and/or front-end semiconductor market segments, our ability to successfully integrate acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions, and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”). The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our 2014 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2014 10-K.
See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on our financial position and results of operations.
Results of Operations for the Three Month Periods Ended March 31, 2015 and 2014
We are a worldwide leader in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography, thin film metrology, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending up to approximately 5% for 2015. Our revenues and profitability, tend to closely follow the strength or weakness of the semiconductor market. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.1 for the month of March 2015, an increase from the book-to-bill ratio of 1.0 for the month of December 2014.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2015 and for the years ended December 31, 2014, 2013 and 2012, sales to customers that individually represented at least five percent of our revenues accounted for 46.9%, 23.9%, 41.6%, and 50.9% of our revenues, respectively.
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

A significant portion of our revenues has been derived from customers outside of the United States.  A substantial portion of our international sales are denominated in US dollars. We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.
The sales cycle for our systems typically ranges from six to twenty-four months, and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $52.6 million for the three month period ended March 31, 2015, compared to $41.6 million for the three month period ended March 31, 2014, representing an increase of 26.2%.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended
	March 31,
	2015		2014
Systems and Software:
Inspection	$28,462	54%	$18,002	43%
Metrology	7,599	15%	5,749	14%
Data Analysis and Review	7,794	15%	5,974	14%
Lithography	21	—%	3,657	9%
Parts	5,655	10%	5,040	12%
Services	3,039	6%	3,227	8%
Total revenue	$52,570	100%	$41,649	100%

Total systems and software revenue increased 31.4% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to an increase in demand for our products in advanced packaging and back-end systems. Year-over-year there was increased customer demand for our inspection systems which contributed to a higher number of inspection systems sold during the three months ended March 31, 2015 as compared to the same period in the prior year. As a result, inspection systems revenue increased $10.5 million for the 2015 period compared to the 2014 period. The number of metrology systems sold during the three months ended March 31, 2015 was higher compared to the same period in the prior year, resulting in an increase in metrology systems revenue of $1.9 million for the 2015 period. Lithography system revenue decreased $3.6 million for the three months ended March 31, 2015, compared to the same period in the prior year, as no systems were sold in the 2015 period compared to the 2014 period. We will experience quarterly volatility in revenues derived from our lithography systems until we have further market acceptance of these products. The year-over-year increase in data analysis and review software revenue for the three months ended March 31, 2015 of $1.8 million is primarily due to increased sales in licensing revenue from our Discover software.  As a result, the increase in total systems and software revenue for the 2015 period was caused by product mix of units shipped rather than pricing changes as the average selling price of similarly configured systems has been consistent across the year-over-year periods. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 63% of total revenues for the three month period ended March 31, 2015, compared to 59% of total revenues for the three month period ended March 31, 2014.  The year-over-year increase in total parts and services revenue for the three month period ended March 31, 2015 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $7.8 million are recorded in the Condensed Consolidated Balance Sheets within the caption Other current liabilities at March 31, 2015 and primarily consist of $2.4 million for systems awaiting acceptance and outstanding deliverables and $5.4 million for deferred maintenance agreements.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $29.0 million for the three month period ended March 31, 2015, compared to $21.6 million for the three month period ended March 31, 2014.  Our gross profit represented 55.1% of our revenues for the three month period ended March 31, 2015 and 51.8% of our revenues for the same period in the prior year.  The increase in gross profit as a percentage of revenue for the three month period ended March 31, 2015 compared to the same period in the prior year is primarily due to an increase in software revenue which has higher margins.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $10.4 million for the three month period ended March 31, 2015, compared to $10.0 million for the same period in the prior year.  Research and development expense represented 19.7% of our revenues for the three month period ended March 31, 2015, compared to 24.0% of revenues for the prior year period.  The year-over-year dollar increase for the three month period ended March 31, 2015 in research and development expenses primarily reflects an increase in compensation and project costs.
Selling, General and Administrative.     Our selling, general and administrative expense was $13.0 million for the three month period ended March 31, 2015, compared to $10.8 million for the same period in the prior year.  Selling, general and administrative expense represented 24.7% of our revenues for the three month period ended March 31, 2015, compared to 25.9% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three month period ended March 31, 2015 in selling, general and administrative expense was primarily due to higher one-time share-based compensation costs.
Other (Income) Expense. Our other (income) expense consists of foreign currency exchange (gains) losses, net. For the three month period ended March 31, 2015, we recorded other expense of $0.6 million, compared to other income of $0.1 million for the same period in the prior year. The year-over-year dollar increase in other expense for the three month period ended March 31, 2015 was primarily due to strengthening of the U.S. dollar compared to local currencies at our foreign operations.
Income Taxes.  We recorded income tax provision of $1.2 million for the three month period ended March 31, 2015. Our effective tax rate of 40.3% differs from the statutory rate of 35% for the three month period ended March 31, 2015 primarily due to projected foreign tax expense in excess of foreign tax credits generated in 2015. For the three month period ended March 31, 2014, we recorded income tax benefit of $0.3 million.
We currently have a partial valuation allowance recorded against our deferred tax assets. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets primarily relating to state research and development credits. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of our analysis, we concluded that it is more likely than not that a portion of our net deferred tax assets will not be realized. Therefore, we continue to provide a valuation allowance against certain net deferred tax assets. We continue to closely monitor available evidence and may reverse some or all of the valuation allowance in future periods, if appropriate.
Litigation. As discussed in Part I, Item 3. “Legal Proceedings” and Note 8 in the accompanying condensed consolidated financial statements, we are subject to legal proceedings and claims, which include, among other things, our on-going litigation with ITC. In this matter, the District Court issued an order awarding ITC $3.3 million in attorneys’ fees which we are in the process of pursuing an appeal. An adverse judgment will not have a material impact on our results of operations and will also not have a material impact on our liquidity or financial condition.
Liquidity and Capital Resources
At March 31, 2015, we had $158.4 million of cash, cash equivalents and marketable securities and $254.6 million in working capital.  At December 31, 2014, we had $157.0 million of cash, cash equivalents and marketable securities and $254.5 million in working capital.
Operating activities provided $9.2 million in net cash and cash equivalents for the three month period ended March 31, 2015.  The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2015 was primarily a result of net income adjusted to exclude the effect of non-cash operating charges of $9.8 million, partially offset by changes in operating assets and liabilities of $0.6 million. Operating activities provided $15.6 million in net cash and cash equivalents for the three month period ended March 31, 2014. The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2014 was primarily a result of changes in operating assets and liabilities of $12.0 million and a net loss adjusted to exclude the effect of non-cash operating charges of $3.6 million.

Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2015 of $10.1 million was due to the purchase of marketable securities of $60.5 million, and capital expenditures of $1.1 million, partially offset by the proceeds from sales of marketable securities of $51.4 million.  Net cash and cash equivalents used in investing activities during the three month period ended March 31, 2014 of $41.0 million was due to the purchase of marketable securities of $69.6 million, and capital expenditures of $0.4 million, partially offset by the proceeds from sales of marketable securities of $29.0 million.
Net cash and cash equivalents used in financing activities during the three month period ended March 31, 2015 of $6.6 million was due primarily to the repurchase of shares of our common stock, partially offset by tax benefit and proceeds from sales of shares through share-based compensation plans. For the three month period ended March 31, 2014 financing activities provided $0.1 million from tax benefit and proceeds from sales of share-based compensation plans.
In July 2008, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. As of December 31, 2014, the Company had repurchased 1.4 million shares of common stock. In January 2015, our Board of Directors approved an additional 1.4 million shares to the existing repurchase authorization, bringing the total current authorization back to 3.0 million shares as of such date. At March 31, 2015, 2.4 million shares remained available for future stock repurchase under this repurchase authorization. The shares of common stock purchased under the share repurchase authorization are being retired. For further information, see Note 16 in the accompanying consolidated financial statements.
From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.
Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for the next twelve months. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. There can be no assurance that we will be able to raise any such capital or secure any such additional funding on terms acceptable to us or at all.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal bonds and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of March 31, 2015, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign operations at March 31, 2015 would have an immaterial impact on the foreign-currency-denominated non-operating expenses of our foreign operations. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other expense (income)” in the Condensed Consolidated

Statements of Operations for each reporting period. As of March 31, 2015, we had eight forward contracts outstanding with a total notional contract value of $2.9 million. We do not use derivative financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures
We maintain a set of disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act, designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. The disclosure controls and procedures are designed to provide reasonable assurance of achieving the desired control objectives.
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
Conclusions
As of March 31, 2015, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
For a description of our previously reported legal proceedings refer to “Part I, Item 3 - Legal Proceedings” in our 2014 10-K, as updated in Note 8 to the accompanying unaudited condensed consolidated financial statements.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.    Risk Factors
Except as set forth below, there were no material changes to our risk factors as discussed in Part I, Item 1A - Risk Factors in 2014 10-K.

Add the following risk factor:
There are various risks related to the legal and regulatory environments in which we perform our operations and conduct our business that may expose us to risk
We are faced with various risks which may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. Should we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees that may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.
The following risk factor has been amended and restated from that as originally presented in the Part I, Item 1A - Risk Factors of the Company’s 2014 10-K:
Our business is subject to cybersecurity risks
Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. Cybersecurity attacks could include, but are not limited to, malicious software, viruses, attempts to gain unauthorized access, whether through malfeasance or error, either from within or outside of our organization, to our data or that of our customers or our customers’ customers which may be in our possession, and the unauthorized release, corruption or loss of the data, loss of the intellectual property, theft of the proprietary or licensed technology, whether ours,  that of our customers or their customers, loss or damage to our data delivery systems, other electronic security breaches that could lead to disruptions in our critical systems, and increased costs to prevent, respond to or mitigate cybersecurity events. It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks are evolving and unpredictable and we cannot guarantee that any risk prevention measures implemented will be successful. The occurrence of such an attack could lead to financial losses and have a material adverse effect on our reputation, business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2008, the Board of Directors authorized the Company to repurchase up to 3 million shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. As of December 31, 2014, the Company had repurchased 1.4 million shares of common stock. In January 2015, the Board of Directors approved an additional 1.4 million shares to the existing repurchase authorization, bringing the total current authorization back to 3 million shares. At March 31, 2015, there were 2.4 million shares available for future stock repurchases under this repurchase authorization. The shares of common stock purchased under the share repurchase authorization are being retired.
The following table provides details of common stock purchased during the three month period ended March 31, 2015 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2015 - January 31, 2015	60	$10.17	60	2,940
February 1, 2015 - February 28, 2015	311	$12.20	311	2,629
March 1, 2015 - March 31, 2015	199	$11.97	199	2,430
Three months ended March 31, 2015	570	$11.91	570	2,430

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
None.

Item 5.    Other Information
None.
Item 6.   Exhibits

Exhibit No.	Description
10.1	Executive Change of Control Agreement, dated August 20, 2009 by and between Rudolph Technologies, Inc. and Robert A. Koch filed herewith.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Rudolph Technologies, Inc.
Date:	May 1, 2015	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	May 1, 2015	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Executive Change of Control Agreement, dated August 20, 2009 by and between Rudolph Technologies, Inc. and Robert A. Koch filed herewith.
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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