Form 10-Q
period 2015-06-30
RUDOLPH TECHNOLOGIES INC
filed 2015-08-04
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File No. 001-36226
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
The number of outstanding shares of the Registrant’s Common Stock on July 20, 2015 was 31,618,195.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$36,735	$43,114
Marketable securities	119,444	113,871
Accounts receivable, less allowance of $1,856 and $1,279	61,185	51,603
Inventories, net	69,266	63,344
Deferred income taxes	8,986	8,986
Prepaid expenses and other current assets	7,512	9,403
Total current assets	303,128	290,321
Property, plant and equipment, net	12,787	12,938
Goodwill	22,495	22,495
Identifiable intangible assets, net	8,013	9,042
Other assets	31,449	31,841
Total assets	$377,872	$366,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,451	$17,747
Other current liabilities	17,884	17,188
Total current liabilities	43,335	34,935
Convertible senior notes	56,399	54,773
Other non-current liabilities	9,937	9,601
Total liabilities	109,671	99,309
Commitments and contingencies
Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	402,110	409,562
Accumulated other comprehensive loss	(2,202)	(2,652)
Accumulated deficit	(131,739)	(139,614)
Total stockholders’ equity	268,201	267,328
Total liabilities and stockholders’ equity	$377,872	$366,637

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues	$59,466	$43,018	$112,036	$84,667
Cost of revenues	27,582	19,714	51,186	39,794
Gross profit	31,884	23,304	60,850	44,873
Operating expenses:
Research and development	10,507	10,841	20,867	20,846
Selling, general and administrative	11,033	21,285	24,007	32,066
Amortization	515	670	1,030	1,340
Total operating expenses	22,055	32,796	45,904	54,252
Operating income (loss)	9,829	(9,492)	14,946	(9,379)
Interest expense, net	1,385	1,341	2,767	2,622
Other expense (income)	(212)	162	426	35
Income (loss) before income taxes	8,656	(10,995)	11,753	(12,036)
Provision (benefit) for income taxes	2,629	(6,583)	3,878	(6,900)
Net income (loss)	$6,027	$(4,412)	$7,875	$(5,136)
Earnings (loss) per share:
Basic	$0.19	$(0.13)	$0.25	$(0.15)
Diluted	$0.19	$(0.13)	$0.24	$(0.15)
Weighted average shares outstanding:
Basic	31,663	33,240	31,724	33,186
Diluted	32,339	33,240	32,373	33,186

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$6,027	$(4,412)	$7,875	$(5,136)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax	(5)	24	(6)	27
Change in currency translation adjustments	9	359	456	227
Total comprehensive income (loss)	$6,031	$(4,029)	$8,325	$(4,882)

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$7,875	$(5,136)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of convertible note discount and issuance costs	1,833	1,648
Amortization of intangibles and other	1,030	1,344
Depreciation	1,907	2,038
Foreign currency exchange loss	426	35
Change in fair value of contingent consideration	(319)	145
Share-based compensation	5,430	3,162
Provision for doubtful accounts and inventory valuation	2,521	1,398
Deferred income taxes	—	65
Changes in operating assets and liabilities	(8,602)	6,047
Net cash and cash equivalents provided by operating activities	12,101	10,746
Cash flows from investing activities:
Purchases of marketable securities	(109,466)	(110,591)
Proceeds from sales of marketable securities	104,160	75,389
Purchases of property, plant and equipment	(1,744)	(1,020)
Net cash and cash equivalents used in investing activities	(7,050)	(36,222)
Cash flows from financing activities:
Purchases of common stock	(11,197)	(986)
Payment of contingent consideration for acquired business	(141)	(194)
Proceeds from sales of shares through share-based compensation plans	174	182
Tax benefit for sale of shares through share-based compensation plans	36	118
Net cash and cash equivalents used in financing activities	(11,128)	(880)
Effect of exchange rate changes on cash and cash equivalents	(302)	224
Net decrease in cash and cash equivalents	(6,379)	(26,132)
Cash and cash equivalents at beginning of period	43,114	80,790
Cash and cash equivalents at end of period	$36,735	$54,658

Supplemental disclosure of cash flow information:
Income taxes paid	$139	$893
Interest paid	$1,125	$1,125

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and six month periods ended June 30, 2015 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements included in the 2014 10-K.
Summary of Significant Accounting Policies:
Except as set forth below, there were no material changes to the Company’s summary of significant accounting policies as discussed in Note 2 of its 2014 10-K.
The disclosure of the following significant accounting policy has been updated from that as originally presented in Note 2 of the Company’s 2014 10-K.
Inventories:
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis, and include material, labor and manufacturing overhead costs. The Company reviews and sets standard costs as needed, but at a minimum on an annual basis, at current manufacturing costs in order to approximate actual costs. Demonstration units, which are available for sale, are stated at their manufacturing costs and reserves are recorded to adjust the demonstration units to their net realizable value, if lower than cost.
The Company evaluates inventories for excess quantities and obsolescence. The Company establishes inventory reserves when conditions exist that suggest that inventory may be in excess of anticipated demand or is obsolete based upon assumptions about historical and future demand for the Company’s products and market conditions. In addition, inventories are evaluated for potential obsolescence due to the effect of known and anticipated engineering design changes. Once a reserve has been established, it is maintained until the item to which it relates is scrapped or sold.
The disclosure of the following significant accounting policy has been added.
Contingencies and Litigation:
The Company is subject to the possibility of losses from various contingencies, including certain legal proceedings, lawsuits and other claims. The Company accrues for a loss contingency when it concludes that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. If the Company concludes that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. The Company expenses as incurred the costs of defending legal claims against the Company. The Company does not recognize gain contingencies until realized. See Note 8, “Commitments and Contingencies” for a detailed description.
Reclassifications
Certain prior period amounts have been reclassified to conform to current financial statement presentation. These amounts include the reclassification of a portion of deferred revenue from Other current liabilities to Other non-current liabilities in the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” This standard is intended to simplify the presentation of debt issuance costs. The amendment in this ASU requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company is in the process of determining the effects the adoption of ASU 2015-03 will have on its consolidated financial position, results of operations, and cash flows.
In December 2014, the FASB issued ASU No.2014-12, “Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The guidance reflects the EITF consensus that an award with a performance target that affects vesting and that could be achieved after an employee completes the requisite service period (i.e., the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target could be achieved) should be treated as a performance condition. That is, the performance target is not reflected in the determination of the grant date fair value of the award. Compensation cost attributable to the period for which requisite service has been rendered would be recognized in the period it becomes probable that the performance condition will be achieved. The total amount of compensation cost recognized during and after the requisite service period would reflect the number of awards that are expected to vest and would be adjusted to reflect those awards that ultimately vest. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this new standard will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. In July 2015, the FASB deferred for one year the effective date of the new revenue standard, but early adoption will be permitted. The new standard will be effective for the Company on January 1, 2018. ASU 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU 2014-09 is recognized as an adjustment to the 2018 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU 2014-09 will have on its consolidated financial position, results of operations, and cash flows.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$119,444	$—	$119,444	$—
Foreign currency forward contracts	19	$—	19	$—
Total Assets	$119,463	$—	$119,463	$—
Liabilities:
Contingent consideration - acquisitions	$4,604	$—	$—	$4,604
Total Liabilities	$4,604	$—	$—	$4,604
December 31, 2014
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$113,871	$—	$113,871	$—
Foreign currency forward contracts	222	—	222	—
Total Assets	$114,093	$—	$114,093	$—
Liabilities:
Contingent consideration - acquisitions	$5,064	$—	$—	$5,064
Total Liabilities	$5,064	$—	$—	$5,064

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
Level 3 investments consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value investment. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates of 8.3% and timing of cash flows. A significant decrease in the projected revenues or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.
This table presents a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2014	$5,064
Additions	—
Total gain included in selling, general and administrative expense	(319)
Payments	(141)
Transfers into (out of) Level 3	—
Balance at June 30, 2015	$4,604

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
The Company’s convertible senior notes are not publicly traded. The estimated fair value of the Company’s convertible senior notes was valued using a discounted cash flow model. The Level 3 assumptions, based on data available at the valuation date used in preparing the discounted cash flow model, included estimates of interest rates, timing and amount of cash flows and expected holding periods of the convertible senior notes. The fair value of the contingent interest associated with the convertible senior notes is valued quarterly using the present value under an expected cash flow model incorporating the probabilities of the contingent events occurring.
The following table reflects information pertaining to the Company’s convertible senior notes:

	June 30, 2015	December 31, 2014
Net carrying value of convertible senior notes	$56,399	$54,773
Estimated fair value of convertible senior notes	$60,264	$59,916
Estimated interest rate used in discounted cash flow model	5.0%	5.0%
Fair value of contingent interest	$—	$—

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
The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2015 and December 31, 2014 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At June 30, 2015 and December 31, 2014, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2015
Municipal notes and bonds	$119,417	$32	$5	$119,444
Total marketable securities	$119,417	$32	$5	$119,444
December 31, 2014
Municipal notes and bonds	$113,838	$37	$4	$113,871
Total marketable securities	$113,838	$37	$4	$113,871

 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$106,124	$106,146	$107,151	$107,177
Due after one through five years	13,293	13,298	6,687	6,694
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$119,417	$119,444	$113,838	$113,871
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at June 30, 2015 and December 31, 2014:

	Unrealized Loss Position For Less Than 12 Months		Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2015
Municipal notes and bonds	$32,731	$5	$—	$—
Total	$32,731	$5	$—	$—
December 31, 2014
Municipal notes and bonds	$26,698	$4	$—	$—
Total	$26,698	$4	$—	$—
See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2015 and December 31, 2014, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and decreases in the fair value of $203 and $53 for the six month periods ended June 30, 2015 and 2014, respectively, are recorded within the caption “Other expense (income)” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Notional amount	$2,482	$1,610
Fair value of asset	$19	$222

NOTE 5.    Goodwill and Purchased Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2014	$22,495
Goodwill acquired during period	—
Balance at June 30, 2015	$22,495

Purchased Intangible Assets
Purchased intangible assets as of June 30, 2015 and December 31, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2015
Finite-lived intangibles:
Developed technology	$59,831	$54,221	$5,610
Customer and distributor relationships	9,560	7,993	1,567
Trade names	4,361	3,525	836
Total identifiable intangible assets	$73,752	$65,739	$8,013
December 31, 2014
Finite-lived intangibles:
Developed technology	$59,831	$53,417	$6,414
Customer and distributor relationships	9,560	7,818	1,742
Trade names	4,361	3,475	886
Total identifiable intangible assets	$73,752	$64,710	$9,042
Intangible asset amortization expense for the three and six months ended June 30, 2015 was $515 and $1,030, respectively. For the three and six months ended June 30, 2014, intangible assets amortization expense was $670 and $1,340, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2015 will be $1,020, and for each of the next five years estimated amortization expense amounts to $1,941 for 2016, $1,553 for 2017, $1,117 for 2018, $1,117 for 2019, and $914 for 2020.

NOTE 6.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	June 30, 2015	December 31, 2014
Materials	$35,091	$29,092
Work-in-process	20,866	20,424
Finished goods	13,309	13,828
Total inventories	$69,266	$63,344
The Company has established reserves of $8,808 and $7,000 as of June 30, 2015 and December 31, 2014, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	June 30, 2015	December 31, 2014
Land and building	$5,024	$5,024
Machinery and equipment	21,580	20,277
Furniture and fixtures	3,412	3,387
Computer equipment	6,129	5,819
Leasehold improvements	7,782	7,774
	43,927	42,281
Less: Accumulated depreciation	31,140	29,343
Total property, plant and equipment, net	$12,787	$12,938

Other assets
Other assets is comprised of the following:

	June 30, 2015	December 31, 2014
Deferred income taxes	$30,348	$30,348
Other	1,101	1,493
Total other assets	$31,449	$31,841

Other current liabilities

Other current liabilities is comprised of the following:

	June 30, 2015	December 31, 2014
Litigation accrual	$3,252	$3,252
Deferred revenue	6,605	7,045
Contingent consideration - acquisitions	1,299	1,267
Other	6,728	5,624
Total other current liabilities	$17,884	$17,188

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	June 30, 2015	December 31, 2014
Unrecognized tax benefits (including interest)	$3,226	$3,178
Contingent consideration - acquisitions	3,305	3,797
Other	3,406	2,626
Total other non-current liabilities	$9,937	$9,601

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
The following table reflects the net carrying value of the Notes:

	June 30, 2015	December 31, 2014
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	3,601	5,227
Net carrying value of convertible senior notes	$56,399	$54,773
The following table presents the amount of interest cost recognized relating to the Notes during the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual interest coupon	$563	$563	$1,125	$1,125
Amortization of interest discount	815	739	1,626	1,474
Amortization of debt issuance costs	104	87	207	174
Total interest cost recognized	$1,482	$1,389	$2,958	$2,773
The remaining bond discount of the Notes of $3,601, as of June 30, 2015, will be amortized over the remaining life of the Notes.

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended June 30,
	2015	2014
Balance, beginning of the period	$1,574	$1,551
Accruals	1,300	961
Less: Usage	1,051	1,035
Balance, end of the period	$1,823	$1,477
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company’s 2014 10-K reflects the status of the Company’s litigation with Integrated Technology Corporation (“ITC”) and Camtek,

Ltd. (“Camtek”). The following reflects the material developments during the six months ended June 30, 2015 with regard to these matters.

Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182-PHX-ROS): This matter is fully resolved with the sole exception of the issue of remanded attorney’s fees which were set by the District Court at $3,252. The Company’s appeal of this order is currently pending review by the U.S. Federal Court of Appeals. The Company believes that it has meritorious defenses regarding this issue and intends to continue to vigorously prosecute the matter. The $3,252 is held in escrow and is recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet at June 30, 2015. The corresponding liability is recorded under the caption “Other current liabilities” in the Condensed Consolidated Balance Sheet at June 30, 2015. The Company expects this to be the maximum liability reasonably possible for the attorney’s fees, excluding interest, for this lawsuit with respect to both the pre-August 2007 and the post-2007 August tools which were the subject of this action.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 05-CV-01396 (JRT/FLN): Subsequent to the District Court’s ruling in the Company’s favor that Camtek’s Falcon tools continue to infringe the Company’s patent under the revised claim construction of the patent determined by the U.S. Federal Court of Appeals, the District Court, on February 9, 2015, issued an Order granting the Company’s Motion for Final Judgment, reinstating the original damages and applying prejudgment interest for a total award of $14,512. In addition, the District Court issued a permanent injunction against Camtek from “making, using, selling and offering to sell any of its Falcon machines and any machines that are colorable imitations thereof in the United States, intended for sale and use within the United States, until the expiration of the ‘6,298 patent,” which is projected to be in 2020. Camtek filed a notice of appeal of the District Court’s Order on March 11, 2015.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 10-CV-2202 (MJD/FLN): With regard to the Company’s subsequently filed lawsuit against Camtek alleging infringement of its U.S. Patent No. 7,729,528, this lawsuit continues to be stayed pending resolution of a re-examination petition filed by Camtek with the U.S. Patent and Trademark Office.

Rudolph Technologies, Inc. v. Camtek, Ltd., No. 15-CV-1246 (ADM/BRT): On March 12, 2015, the Company filed and served on Camtek a complaint asserting infringement of Rudolph ‘6,298 patent by Camtek’s Eagle product with the U.S. District Court in Minnesota. On April 21, 2015, the Company filed a Motion for Preliminary Injunction to enjoin Camtek’s sale of the Eagle device in the United States which is currently pending. On or about April 20, 2015, Camtek filed a complaint in the U.S. District Court in New Jersey seeking a declaratory judgment challenging the jurisdiction and venue of the Minnesota court and seeking to have the court find that the ‘6,298 patent is not infringed and, in the alternative, that the ‘6,298 patent is invalid. The jurisdiction matter is currently before the U.S. District Court in Minnesota for resolution.

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the six months ended June 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	805	$11.07
Granted	792	$10.57
Less: Vested	503	$10.32
Less: Forfeited	13	$10.99
Nonvested at June 30, 2015	1,081	$11.06
As of June 30, 2015 and December 31, 2014, there was $7,990 and $5,492 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.6 years and 3.3 years for the respective periods.

NOTE 10.   Other Expense (Income)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Foreign currency exchange losses (gains), net	$(212)	$162	$426	$35
Total other expense (income)	$(212)	$162	$426	$35

NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income (loss) before income taxes	$8,656	$(10,995)	$11,753	$(12,036)
Provision (benefit) for income taxes	$2,629	$(6,583)	$3,878	$(6,900)
Effective tax rate	30.4%	59.9%	33.0%	57.3%
The income tax provision for the three and six months ended June 30, 2015 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the six months ended June 30, 2015 compared to the same period for the prior year are primarily due to the mix of forecasted earnings by jurisdictions generated in 2015 and the availability of utilizing the Section 199 manufacturing deduction compared to a book loss in 2014 and the impact of foreign tax expense in excess of foreign tax credits generated in 2014.
The Company currently has a partial valuation allowance recorded for certain foreign and state loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including prudent and feasible tax planning strategies and forecasted earnings in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a valuation allowance of $1,910 as of June 30, 2015 and $2,445 as of December 31, 2014.

NOTE 12. Restructuring and Asset Impairment Charges

The table below provides the activity related to restructuring charges and the remaining liability as of June 30, 2015:

Restructuring obligations at December 31, 2014	$764
Restructuring costs incurred	—
Cash payments	(540)
Restructuring obligations at June 30, 2015	$224

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

NOTE 13.   Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the six months ended June 30, 2015, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 260 and 0, respectively. For the six months ended June 30, 2014, all outstanding stock options and restricted stock units totaling 714 and 1,265, respectively, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be anti-dilutive.
The Company’s basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$6,027	$(4,412)	$7,875	$(5,136)
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	31,663	33,240	31,724	33,186
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	676	—	649	—
Diluted earnings (loss) per share - weighted average shares outstanding	32,339	33,240	32,373	33,186
Earnings (loss) per share:
Basic	$0.19	$(0.13)	$0.25	$(0.15)
Diluted	$0.19	$(0.13)	$0.24	$(0.15)

NOTE 14.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss (income)
Beginning Balance, December 31, 2014	$2,685	$(33)	$2,652
Net current period other comprehensive loss (income)	(456)	6	(450)
Reclassifications	—	—	—
Ending balance, June 30, 2015	$2,229	$(27)	$2,202

NOTE 15.   Segment Reporting and Geographic Information
The Company is engaged in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography and data analysis systems used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of high-performance process control defect inspection, metrology, advanced packaging lithography, and process control software systems used by microelectronics device manufacturers, and therefore the Company has one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.
The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
Systems and Software:
Inspection	$32,225	54%	$22,852	53%	$60,686	54%	$40,853	48%
Metrology	9,645	16%	4,652	11%	17,245	16%	10,401	12%
Data Analysis and Review	5,142	9%	6,956	16%	12,936	12%	12,930	15%
Lithography	3,826	6%	—	—%	3,847	3%	3,657	5%
Parts	5,796	10%	5,072	12%	11,451	10%	10,112	12%
Services	2,832	5%	3,486	8%	5,871	5%	6,714	8%
Total revenue	$59,466	100%	$43,018	100%	$112,036	100%	$84,667	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
United States	$11,773	$9,704	$29,420	$19,638
Taiwan	16,259	12,252	29,588	20,182
Japan	3,918	5,068	5,232	6,353
China	858	2,295	6,945	7,125
South Korea	6,709	887	10,240	8,439
Other Asia	9,359	5,995	11,137	12,586
Germany	8,970	3,908	16,025	5,251
Other Europe	1,620	2,909	3,449	5,093
Total revenue	$59,466	$43,018	$112,036	$84,667

The following customer accounted for more than 10% of total revenues for the indicated periods.

	Six Months Ended
	June 30,
	2015	2014
Customer A	6.4%	11.1%

NOTE 16.   Share Repurchase Authorization
In 2008, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. As of December 31, 2014, the Company had repurchased 1,353 shares of common stock. In January 2015, the Board of Directors authorized the purchase of an additional 1,353 shares to the existing repurchase authorization, bringing the total current authorization back to 3,000 shares as of such date. At June 30, 2015, there were 2,067 shares available for future stock repurchases under this repurchase authorization. The shares of common stock purchased under the share repurchase authorization are being retired.
The following table summarizes the Company’s stock repurchases for the three and six month periods ended June 30, 2015 and 2014, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Shares of common stock repurchased	363	100	933	100
Cost of stock repurchased	$4,411	$986	$11,197	$986
Average price paid per share	$12.17	$9.86	$12.01	$9.86

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements, including those concerning our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements and anticipated trends and developments in and management plans for, our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions, seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, changes in management, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and/or front-end semiconductor market segments, our ability to successfully integrate acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions, and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”) and any subsequent filed Quarterly Report on Form 10-Q. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Results of Operations for the Three and Six Month Periods Ended June 30, 2015 and 2014
We are a worldwide leader in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography, thin film metrology, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year increase in capital spending up to approximately 5% for 2015. Our revenues and profitability tend to closely follow the strength or weakness of the semiconductor market. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.0 for the month of June 2015, a decrease from book-to-bill ratio of 1.1 for the month of March 2015. The book-to-bill ratio was 1.0 for the month of December 2014.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the six month period ended June 30, 2015 and for the years ended December 31, 2014, 2013 and 2012, sales to customers that individually represented at least five percent of our revenues accounted for 33.2%, 23.9%, 41.6%, and 50.9% of our revenues, respectively.
We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or a cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. The following table lists the average selling price for our systems:

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

Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $59.5 million and $112.0 million for the three and six month periods ended June 30, 2015, compared to $43.0 million and $84.7 million for the three and six month periods ended June 30, 2014, representing an increase of 38.2% and 32.3%, respectively.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014
Systems and Software:
Inspection	$32,225	54%	$22,852	53%	$60,686	54%	$40,853	48%
Metrology	9,645	16%	4,652	11%	17,245	16%	10,401	12%
Data Analysis and Review	5,142	9%	6,956	16%	12,936	12%	12,930	15%
Lithography	3,826	6%	—	—%	3,847	3%	3,657	5%
Parts	5,796	10%	5,072	12%	11,451	10%	10,112	12%
Services	2,832	5%	3,486	8%	5,871	5%	6,714	8%
Total revenue	$59,466	100%	$43,018	100%	$112,036	100%	$84,667	100%

Total systems and software revenue increased 39.6% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to an increase in demand for our products in advanced packaging and back-end systems. Year-over-year there was increased customer demand for our inspection systems which contributed to a higher number of inspection systems sold during the six months ended June 30, 2015 as compared to the same period in the prior year. As a result, inspection systems revenue increased $19.8 million for the 2015 period compared to the 2014 period. The number of metrology systems sold during the six months ended June 30, 2015 was higher compared to the same period in the prior year, resulting in an increase in metrology systems revenue of $6.8 million for the 2015 period. Lithography system revenue increased $0.2 million for the six months ended June 30, 2015, compared to the same period in the prior year. The data analysis and review software revenue was relatively flat for the six months ended June 30, 2015 as compared to six months ended June 30, 2014. As a result, the increase in total systems and software revenue for the 2015 period was caused by product mix of units shipped rather than pricing changes as the average selling price of similarly configured systems has been consistent across the year-over-year periods. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 73% and 68% of total revenues for the three and six month periods ended June 30, 2015, compared to 57% and 58% of total revenues for the three and six month periods ended June 30, 2014.  The year-over-year increase in total parts and services revenue for the six months ended June 30, 2015 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $7.9 million are recorded in the Condensed Consolidated Balance Sheets within the captions “Other current liabilities” and “Other non-current liabilities” at June 30, 2015 and primarily consist of $2.2 million for systems awaiting acceptance and outstanding deliverables and $5.7 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $31.9 million and $60.9 million for the three and six month periods ended June 30, 2015, compared to $23.3 million and $44.9 million for the three and six month periods ended June 30, 2014.  Our gross profit represented 53.6% and 54.3% of our revenues for the three and six month periods ended June 30, 2015 and 54.2% and 53.0% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the six month period ended June 30, 2015 compared to the same period in the prior year is primarily due to an increase in product sales volume and product mix.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $10.5 million and $20.9 million for the three and six month periods ended June 30, 2015, compared to $10.8 million and $20.8 million for the same periods in the prior year.  Research and development expense represented 17.7% and 18.6% of our revenues for the three and six month periods ended June 30, 2015, compared to 25.2% and 24.6% of revenues for the prior year periods.  Research and development expenses remained relatively flat for both the three and six month periods year-over-year.

Selling, General and Administrative.     Our selling, general and administrative expense was $11.0 million and $24.0 million for the three and six month periods ended June 30, 2015, compared to $21.3 million and $32.1 million for the same period in the prior year.  Selling, general and administrative expense represented 18.6% and 21.4% of our revenues for the three and six month periods ended June 30, 2015, compared to 49.5% and 37.9% of our revenues for the same periods in the prior year.  The year-over-year dollar decrease for the three and six month periods ended June 30, 2015 in selling, general and administrative expense was primarily due to lower litigation expenses, which are driven by the payment of the 2014 final judgment awarded to ITC, partially offset by an increase in share-based compensation costs as a result of vesting in the first quarter of 2015.
Other (Income) Expense. Our other (income) expense consists of foreign currency exchange (gains) losses, net. For the six month period ended June 30, 2015, we recorded other expense of $0.4 million, compared to other expense of $35.0 thousand for the same period in the prior year. The year-over-year dollar increase in other expense for the three and six month periods ended June 30, 2015 was primarily due to strengthening of the U.S. dollar compared to local currencies at our foreign operations.
Income Taxes.  We recorded an income tax provision of $2.6 million and $3.9 million for the three and six month periods ended June 30, 2015. Our effective tax rate of 33.0% differs from the statutory rate of 35% for the six month period ended June 30, 2015 primarily due to a projected Section 199 manufacturing deduction. For the three and six month periods ended June 30, 2014, we recorded an income tax benefit of $6.6 million and $6.9 million, respectively.
We currently have a partial valuation allowance recorded for certain foreign and state loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter we assess the likelihood that we will be able to recover our deferred tax assets primarily relating to state research and development credits. We consider available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. As a result of our analysis, we concluded that it is more likely than not that a portion of our net deferred tax assets will not be realized. Therefore, we continue to provide a valuation allowance against certain net deferred tax assets. We continue to closely monitor available evidence and may reverse some or all of the valuation allowance in future periods, if appropriate.
Litigation. As discussed in Part I, Item 3. “Legal Proceedings” of our 2014 10-K and Note 8 in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are subject to legal proceedings and claims, which include, among other things, our on-going litigation with ITC.
Liquidity and Capital Resources
At June 30, 2015, we had $156.2 million of cash, cash equivalents and marketable securities and $259.8 million in working capital.  At December 31, 2014, we had $157.0 million of cash, cash equivalents and marketable securities and $255.4 million in working capital.
Operating activities provided $12.1 million in net cash and cash equivalents for the six month period ended June 30, 2015.  The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2015 was primarily a result of net income adjusted to exclude the effect of non-cash operating charges of $20.7 million, partially offset by changes in operating assets and liabilities of $8.6 million. Operating activities provided $10.7 million in net cash and cash equivalents for the six month period ended June 30, 2014. The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2014 was primarily a result of changes in operating assets and liabilities of $6.0 million and a net loss, adjusted to exclude the effect of non-cash operating charges of $4.7 million.
Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2015 of $7.1 million was due to the purchase of marketable securities of $109.5 million and capital expenditures of $1.7 million, partially offset by the proceeds from sales of marketable securities of $104.2 million.  Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2014 of $36.2 million was due to the purchase of marketable securities of $110.6 million and capital expenditures of $1.0 million, partially offset by the proceeds from sales of marketable securities of $75.4 million.
Net cash and cash equivalents used in financing activities during the six month period ended June 30, 2015 of $11.1 million was due primarily to the repurchase of shares of our common stock, partially offset by tax benefit and proceeds from sales of shares through share-based compensation plans. For the six month period ended June 30, 2014 financing activities provided $0.9 million from tax benefit and proceeds from sales of share-based compensation plans.
In July 2008, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. As of December 31, 2014, the Company had repurchased 1.4 million shares of common stock. In January 2015, our Board of Directors authorized the purchase of an additional 1.4 million shares to the existing repurchase authorization, bringing the total current authorization back to 3.0 million shares as of such date. At June 30, 2015, 2.1 million shares remained available for future stock repurchase under this repurchase authorization. The shares of common stock purchased under the share repurchase authorization are being retired. For further information, see Note 16 in the accompanying condensed consolidated financial statements.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal bonds and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of June 30, 2015, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign operations at June 30, 2015 would have affected the foreign-currency-denominated non-operating expenses of our foreign operations by approximately $0.4 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other expense (income)” in the Condensed Consolidated Statements of Operations for each reporting period. As of June 30, 2015, we had eight forward contracts outstanding with a total notional contract value of $2.5 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of June 30, 2015, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

Item 1A.    Risk Factors
There were no material changes to our risk factors discussed in Part I, Item 1A - Risk Factors in our 2014 10-K, as updated in Part II, Item 1A- Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2008, the Board of Directors authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. As of December 31, 2014, the Company had repurchased 1.4 million shares of common stock. In January 2015, the Board of Directors authorized the purchase of an additional 1.4 million shares to the existing repurchase authorization, bringing the total current authorization back to 3.0 million shares. During the three and six months ended June 30, 2015, the Company repurchased 363 thousand and 933 thousand shares of common stock, respectively.  At June 30, 2015, there were 2.1 million shares available for future stock repurchases under this repurchase authorization. The shares of common stock purchased under the share repurchase authorization are being retired.
In addition to the Company’s share repurchase program, it withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three and six months ended June 30, 2015,  the Company withheld 2 thousand and 182 thousand shares through net share settlements, respectively.  For the three and six month periods ended June 30, 2015 net share settlements cost $27.9 thousand and $1.9 million, respectively. Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Company’s equity incentive plan.

The following table provides details of common stock purchased during the three month period ended June 30, 2015 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2015 - April 30, 2015	307	$11.96	307	2,123
May 1, 2015 - May 31, 2015	58	$13.31	56	2,067
June 1, 2015 - June 30, 2015	—	$—	—	2,067
Three months ended June 30, 2015	365	$12.17	363	2,067

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

Rudolph Technologies, Inc.
Date:	August 4, 2015	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	August 4, 2015	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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