Form 10-Q
period 2015-09-30
RUDOLPH TECHNOLOGIES INC
filed 2015-11-03
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
The number of outstanding shares of the Registrant’s Common Stock on October 18, 2015 was 31,208,881.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,984	$43,114
Marketable securities	122,270	113,871
Accounts receivable, less allowance of $1,396 and $1,279	61,339	51,603
Inventories, net	72,604	63,344
Deferred income taxes	8,986	8,986
Prepaid expenses and other current assets	8,961	9,403
Total current assets	307,144	290,321
Property, plant and equipment, net	12,178	12,938
Goodwill	22,495	22,495
Identifiable intangible assets, net	13,498	9,042
Other assets	31,281	31,841
Total assets	$386,596	$366,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,853	$17,747
Convertible senior notes	57,251	—
Other current liabilities	24,095	17,188
Total current liabilities	106,199	34,935
Convertible senior notes	—	54,773
Other non-current liabilities	10,554	9,601
Total liabilities	116,753	99,309
Commitments and contingencies
Stockholders’ equity:
Common stock	31	32
Additional paid-in capital	397,082	409,562
Accumulated other comprehensive loss	(2,729)	(2,652)
Accumulated deficit	(124,541)	(139,614)
Total stockholders’ equity	269,843	267,328
Total liabilities and stockholders’ equity	$386,596	$366,637

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$58,597	$46,960	$170,633	$131,627
Cost of revenues	26,685	22,000	77,871	61,794
Gross profit	31,912	24,960	92,762	69,833
Operating expenses:
Research and development	10,032	9,631	30,899	30,477
Selling, general and administrative	9,372	10,262	33,379	42,328
Amortization	515	567	1,545	1,907
Total operating expenses	19,919	20,460	65,823	74,712
Operating income (loss)	11,993	4,500	26,939	(4,879)
Interest expense, net	1,440	1,328	4,207	3,950
Other expense (income)	(327)	337	99	372
Income (loss) before income taxes	10,880	2,835	22,633	(9,201)
Provision (benefit) for income taxes	3,682	3,833	7,560	(3,067)
Net income (loss)	$7,198	$(998)	$15,073	$(6,134)
Earnings (loss) per share:
Basic	$0.23	$(0.03)	$0.48	$(0.18)
Diluted	$0.22	$(0.03)	$0.47	$(0.18)
Weighted average shares outstanding:
Basic	31,526	33,237	31,597	33,205
Diluted	32,204	33,237	32,255	33,205

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$7,198	$(998)	$15,073	$(6,134)
Other comprehensive income (loss):
Change in net unrealized gains on investments, net of tax	33	161	27	188
Change in currency translation adjustments	(560)	(286)	(104)	(59)
Total comprehensive income (loss)	$6,671	$(1,123)	$14,996	$(6,005)

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$15,073	$(6,134)
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Amortization of convertible note discount and issuance costs	2,797	2,514
Amortization of intangibles and other	1,545	1,912
Depreciation	2,912	3,042
Foreign currency exchange loss	99	372
Change in fair value of contingent consideration	(541)	(111)
Share-based compensation	6,332	4,741
Provision for doubtful accounts and inventory valuation	2,753	2,974
Deferred income taxes	—	65
Changes in operating assets and liabilities	(10,316)	(11,361)
Net cash and cash equivalents provided by (used in) operating activities	20,654	(1,986)
Cash flows from investing activities:
Purchases of marketable securities	(183,690)	(172,323)
Proceeds from sales of marketable securities	175,482	145,015
Purchase of intangible assets	(3,000)	—
Purchases of property, plant and equipment	(2,247)	(1,442)
Net cash and cash equivalents used in investing activities	(13,455)	(28,750)
Cash flows from financing activities:
Purchases of common stock	(17,143)	(2,330)
Payment of contingent consideration for acquired business	(141)	(194)
Proceeds from sales of shares through share-based compensation plans	174	200
Tax benefit for sale of shares through share-based compensation plans	67	67
Net cash and cash equivalents used in financing activities	(17,043)	(2,257)
Effect of exchange rate changes on cash and cash equivalents	(286)	(169)
Net decrease in cash and cash equivalents	(10,130)	(33,162)
Cash and cash equivalents at beginning of period	43,114	80,790
Cash and cash equivalents at end of period	$32,984	$47,628

Supplemental disclosure of cash flow information:
Income taxes paid	$1,210	$1,900
Interest paid	$2,250	$2,250

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements included in the 2014 10-K.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to current financial statement presentation. These amounts include the reclassification of a portion of deferred revenue from Other current liabilities to Other non-current liabilities in the Condensed Consolidated Balance Sheets and such amounts were not material to current and prior periods.

Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This standard requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is in the process of determining the effect that adoption of ASU 2015-16 will have on its consolidated financial position, results of operations, and cash flows.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.” This ASU is intended to simplify subsequent measurement of inventory. An entity should measure inventory within a scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company is in the process of determining the effect that adoption of ASU 2015-11 will have on its consolidated financial position, results of operations, and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” This standard is intended to simplify the presentation of debt issuance costs. The amendment in this ASU requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this new standard will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.
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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$122,270	$—	$122,270	$—
Total Assets	$122,270	$—	$122,270	$—
Liabilities:
Foreign currency forward contracts	50	—	50	—
Contingent consideration - acquisitions	$4,382	$—	$—	$4,382
Total Liabilities	$4,432	$—	$50	$4,382
December 31, 2014
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$113,871	$—	$113,871	$—
Foreign currency forward contracts	222	—	222	—
Total Assets	$114,093	$—	$114,093	$—
Liabilities:
Contingent consideration - acquisitions	$5,064	$—	$—	$5,064
Total Liabilities	$5,064	$—	$—	$5,064

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
Level 3 investments consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value investment. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, estimates of discount rates of 10.2% and timing of cash flows. A significant decrease in the projected revenues or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.
This table presents a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2014	$5,064
Additions	—
Total gain included in selling, general and administrative expense	(541)
Payments	(141)
Transfers into (out of) Level 3	—
Balance at September 30, 2015	$4,382

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
The following table reflects information pertaining to the Company’s convertible senior notes:

	September 30, 2015	December 31, 2014
Net carrying value of convertible senior notes	$57,251	$54,773
Estimated fair value of convertible senior notes	$59,886	$59,916
Estimated interest rate used in discounted cash flow model	5.0%	5.0%
Fair value of contingent interest	$—	$—

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
The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2015 and December 31, 2014 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At September 30, 2015 and December 31, 2014, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2015
Municipal notes and bonds	$122,211	$61	$2	$122,270
Total marketable securities	$122,211	$61	$2	$122,270
December 31, 2014
Municipal notes and bonds	$113,838	$37	$4	$113,871
Total marketable securities	$113,838	$37	$4	$113,871

 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$109,863	$109,901	$107,151	$107,177
Due after one through five years	12,348	12,369	6,687	6,694
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$122,211	$122,270	$113,838	$113,871
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at September 30, 2015 and December 31, 2014:

	Unrealized Loss Position For Less Than 12 Months		Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2015
Municipal notes and bonds	$14,683	$2	$—	$—
Total	$14,683	$2	$—	$—
December 31, 2014
Municipal notes and bonds	$26,698	$4	$—	$—
Total	$26,698	$4	$—	$—
See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2015 and December 31, 2014, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and a decrease in the fair value of $272 for the nine month period ended September 30, 2015 and an increase in the fair value of $132 for the nine month period ended September 30, 2014, are recorded within the caption “Other expense (income)” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Notional amount	$3,314	$1,610
Fair value of asset (liability)	$(50)	$222

NOTE 5.    Goodwill and Purchased Intangible Assets
Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2014	$22,495
Goodwill acquired during period	—
Balance at September 30, 2015	$22,495

Purchased Intangible Assets
Purchased intangible assets as of September 30, 2015 and December 31, 2014 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2015
Finite-lived intangibles:
Developed technology	$65,831	$54,623	$11,208
Customer and distributor relationships	9,561	8,082	1,479
Trade names	4,361	3,550	811
Total identifiable intangible assets	$79,753	$66,255	$13,498
December 31, 2014
Finite-lived intangibles:
Developed technology	$59,831	$53,417	$6,414
Customer and distributor relationships	9,560	7,818	1,742
Trade names	4,361	3,475	886
Total identifiable intangible assets	$73,752	$64,710	$9,042
Intangible asset amortization expense for the three and nine months ended September 30, 2015 was $515 and $1,545, respectively. For the three and nine months ended September 30, 2014, intangible assets amortization expense was $567 and $1,907, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2015 will be $593, and for each of the next five years estimated amortization expense amounts to $2,294 for 2016, $1,906 for 2017, $1,470 for 2018, $1,470 for 2019, and $1,267 for 2020.

NOTE 6.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	September 30, 2015	December 31, 2014
Materials	$39,041	$29,092
Work-in-process	19,634	20,424
Finished goods	13,929	13,828
Total inventories	$72,604	$63,344
The Company has established reserves of $8,349 and $7,000 as of September 30, 2015 and December 31, 2014, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	September 30, 2015	December 31, 2014
Land and building	$5,024	$5,024
Machinery and equipment	21,870	20,277
Furniture and fixtures	3,400	3,387
Computer equipment	6,173	5,819
Leasehold improvements	7,758	7,774
	44,225	42,281
Less: Accumulated depreciation	32,047	29,343
Total property, plant and equipment, net	$12,178	$12,938

Other assets
Other assets is comprised of the following:

	September 30, 2015	December 31, 2014
Deferred income taxes	$30,348	$30,348
Other	933	1,493
Total other assets	$31,281	$31,841

Other current liabilities

Other current liabilities is comprised of the following:

	September 30, 2015	December 31, 2014
Litigation accrual	$3,252	$3,252
Deferred revenue	7,283	7,045
Income taxes payable	4,969	—
Contingent consideration - acquisitions	1,299	1,267
Other	7,292	5,624
Total other current liabilities	$24,095	$17,188

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 30, 2015	December 31, 2014
Unrecognized tax benefits (including interest)	$3,086	$3,178
Contingent consideration - acquisitions	3,083	3,797
Other	4,385	2,626
Total other non-current liabilities	$10,554	$9,601

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
The following table reflects the net carrying value of the Notes:

	September 30, 2015	December 31, 2014
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	2,749	5,227
Net carrying value of convertible senior notes	$57,251	$54,773
The following table presents the amount of interest cost recognized relating to the Notes during the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual interest coupon	$562	$563	$1,687	$1,688
Amortization of interest discount	852	772	2,478	2,246
Amortization of debt issuance costs	112	94	319	268
Total interest cost recognized	$1,526	$1,429	$4,484	$4,202
The remaining bond discount of the Notes of $2,749, as of September 30, 2015, will be amortized over the remaining life of the Notes.

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended September 30,
	2015	2014
Balance, beginning of the period	$1,574	$1,551
Accruals	1,937	1,471
Less: Usage	1,651	1,527
Balance, end of the period	$1,860	$1,495
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company’s 2014 10-K reflects the status of the Company’s litigation with Integrated Technology Corporation (“ITC”) and Camtek, Ltd. (“Camtek”). The following reflects the material developments during the nine months ended September 30, 2015 with regard to these matters.

Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182 (PHX-ROS): This matter is fully resolved with the sole exception of the issue of remanded attorney’s fees which were set by the District Court at $3,252. A hearing regarding the Company’s appeal of this order was held on October 6, 2015 and the U.S. Federal Court of Appeals subsequently issued a ruling that the award was improperly established, vacated the amount of the award and remanded the matter back to the Distric Court for a determination of a proper fee award. The Company believes that it has meritorious defenses regarding this issue and intends to continue to vigorously prosecute the matter. The $3,252 is held in escrow and is recorded in “Prepaid expenses and other current assets” in the Consolidated Balance Sheet at September 30, 2015. The corresponding liability is recorded under the caption “Other current liabilities” in the Condensed Consolidated Balance Sheet at September 30, 2015. The Company expects this to be the maximum liability reasonably possible for the attorney’s fees, excluding interest, for this lawsuit with respect to both the pre-August 2007 and the post-2007 August tools which were the subject of this action.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 05-CV-01396 (JRT/FLN): Subsequent to the District Court’s ruling in the Company’s favor that Camtek’s Falcon tools continue to infringe the Company’s patent under the revised claim construction of the patent determined by the U.S. Federal Court of Appeals, the District Court, on February 9, 2015, issued an Order granting the Company’s Motion for Final Judgment, reinstating the original damages and applying prejudgment interest for a total award of $14,512. In addition, the District Court issued a permanent injunction against Camtek from “making, using, selling and offering to sell any of its Falcon machines and any machines that are colorable imitations thereof in the United States, intended for sale and use within the United States, until the expiration of the ‘6,298 patent,” which is projected to be in 2020. Camtek filed a notice of appeal of the District Court’s Order on March 11, 2015 and the appeal is currently pending.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 10-CV-2202 (MJD/FLN): With regard to the Company’s subsequently filed lawsuit against Camtek alleging infringement of its U.S. Patent No. 7,729,528, this lawsuit continues to be stayed pending resolution of a re-examination petition filed by Camtek with the U.S. Patent and Trademark Office.

Rudolph Technologies, Inc. v. Camtek, Ltd., No. 15-CV-1246 (ADM/BRT): On March 12, 2015, the Company filed and served on Camtek a complaint asserting infringement of Rudolph ‘6,298 patent by Camtek’s Eagle product with the U.S. District Court in Minnesota. On April 21, 2015, the Company filed a Motion for Preliminary Injunction to enjoin Camtek’s sale of the Eagle device in the United States which is currently pending. On or about April 20, 2015, Camtek filed a complaint in the U.S. District Court in New Jersey seeking a declaratory judgment challenging the jurisdiction and venue of the Minnesota court and seeking to have the court find that the ‘6,298 patent is not infringed and, in the alternative, that the ‘6,298 patent is invalid. On August 26, 2015, the U.S. District Court in Minnesota ruled that Minnesota jurisdiction was appropriate for this matter while at the same time denying the Company’s Motion for Preliminary Injunction. Camtek’s complaint filed in the U.S. District Court in New Jersey was subsequently dismissed.

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	805	$11.07
Granted	841	$10.61
Less: Vested	559	$10.26
Less: Forfeited	31	$11.02
Nonvested at September 30, 2015	1,056	$11.14

As of September 30, 2015 and December 31, 2014, there was $7,632 and $5,492 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.4 years and 3.3 years for the respective periods.

NOTE 10.   Other Expense (Income)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Foreign currency exchange losses (gains), net	$(327)	$337	$99	$372
Total other expense (income)	$(327)	$337	$99	$372

NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income (loss) before income taxes	$10,880	$2,835	$22,633	$(9,201)
Provision (benefit) for income taxes	$3,682	$3,833	$7,560	$(3,067)
Effective tax rate	33.8%	135.2%	33.4%	33.3%
The income tax provision for the three and nine months ended September 30, 2015 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the nine months ended September 30, 2015 compared to the same period for the prior year are primarily due to the mix of forecasted earnings by jurisdictions and the availability of utilizing the Section 199 manufacturing deduction in 2015 compared to a book loss in 2014 and the impact of foreign tax expense in excess of foreign tax credits generated.
The Company currently has a partial valuation allowance recorded for certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including prudent and feasible tax planning strategies and forecasted earnings in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against certain of its deferred tax assets of $1,910 as of September 30, 2015 and $2,445 as of December 31, 2014.

NOTE 12. Restructuring and Asset Impairment Charges

The table below provides the activity related to restructuring charges and the remaining liability as of September 30, 2015:

Restructuring obligations at December 31, 2014	$764
Restructuring costs incurred	—
Cash payments	(665)
Restructuring obligations at September 30, 2015	$99

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

NOTE 13.   Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the nine months ended September 30, 2015, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 238 and 0, respectively. For the nine months ended September 30, 2014, all outstanding stock options and restricted stock units totaling 654 and 1,247, respectively, were excluded from the computation of diluted loss per share because the effect in the periods would be anti-dilutive. Diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact would be anti-dilutive.
The Company’s basic and diluted earnings (loss) per share amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$7,198	$(998)	$15,073	$(6,134)
Denominator:
Basic earnings (loss) per share - weighted average shares outstanding	31,526	33,237	31,597	33,205
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	678	—	658	—
Diluted earnings (loss) per share - weighted average shares outstanding	32,204	33,237	32,255	33,205
Earnings (loss) per share:
Basic	$0.23	$(0.03)	$0.48	$(0.18)
Diluted	$0.22	$(0.03)	$0.47	$(0.18)

NOTE 14.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss (income)
Beginning Balance, December 31, 2014	$2,685	$(33)	$2,652
Net current period other comprehensive loss (income)	104	(27)	77
Reclassifications	—	—	—
Ending balance, September 30, 2015	$2,789	$(60)	$2,729

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
The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Systems and Software:
Inspection	$35,812	61%	$23,134	49%	$96,499	57%	$63,987	49%
Metrology	3,931	7%	2,692	6%	21,176	12%	13,093	10%
Data Analysis and Review	6,992	12%	5,463	12%	19,928	12%	18,393	14%
Lithography	3,249	6%	7,304	16%	7,095	4%	10,961	8%
Parts	6,176	10%	4,939	10%	17,627	10%	15,051	11%
Services	2,437	4%	3,428	7%	8,308	5%	10,142	8%
Total revenue	$58,597	100%	$46,960	100%	$170,633	100%	$131,627	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
United States	$9,455	$19,683	$38,876	$39,320
Taiwan	9,035	14,592	38,623	34,774
Japan	2,881	1,236	8,113	7,589
China	6,529	1,807	13,474	8,932
South Korea	2,945	1,434	13,184	9,873
Singapore	10,568	1,890	20,847	12,707
Other Asia	1,571	52	2,428	1,821
Germany	8,716	3,166	24,741	8,418
Other Europe	6,897	3,100	10,347	8,193
Total revenue	$58,597	$46,960	$170,633	$131,627

There were no customers that accounted for more than 10% of total revenues for nine months ended September 30, 2015 and 2014.

NOTE 16.   Share Repurchase Authorization
In 2008, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. As of December 31, 2014, the Company had repurchased 1,353 shares of common stock. In January 2015, the Board of Directors authorized the purchase of an additional 1,353 shares, bringing the total repurchase authorization back to 3,000 shares as of such date. During the three and nine months ended September 30, 2015, the Company repurchased 468 and 1,401 shares of common stock, respectively. At September 30, 2015, there were 1,599 shares available for future stock repurchases under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are retired.
The following table summarizes the Company’s stock repurchases for the three and nine month periods ended September 30, 2015 and 2014, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Shares of common stock repurchased	468	138	1,401	238
Cost of stock repurchased	$5,946	$1,344	$17,143	$2,331
Average price paid per share	$12.70	$9.78	$12.24	$9.81

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
For more information, please see our critical accounting policies as previously disclosed in our 2014 10-K and updated in Note 1 of this form 10-Q.
See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q regarding the impact of recent accounting pronouncements on our financial position and results of operations.
Results of Operations for the Three and Nine Month Periods Ended September 30, 2015 and 2014
We are a worldwide leader in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography, thin film metrology, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project a year-over-year decrease in capital spending of 0-10% for 2015. Our revenues and profitability tend to follow the trends of certain segments within the semiconductor market. We experienced an increase of 29.6% in our revenues for the nine month period ended September 30, 2015 compared to the same period in the prior year resulting from increased demand for our products within these segments. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.1 for the month of September 2015, an increase from book-to-bill ratio of 1.0 for the month of June 2015. The book-to-bill ratio was 1.0 for the month of December 2014.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine month period ended September 30, 2015 and for the years ended December 31, 2014, 2013 and 2012, sales to customers that individually represented at least five percent of our revenues accounted for 33.0%, 23.9%, 41.6%, and 50.9% of our revenues, respectively.
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
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues were $58.6 million and $170.6 million for the three and nine month periods ended September 30, 2015, compared to $47.0 million and $131.6 million for the three and nine month periods ended September 30, 2014, representing an increase of 24.8% and 29.6%, respectively.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Systems and Software:
Inspection	$35,812	61%	$23,134	49%	$96,499	57%	$63,987	49%
Metrology	3,931	7%	2,692	6%	21,176	12%	13,093	10%
Data Analysis and Review	6,992	12%	5,463	12%	19,928	12%	18,393	14%
Lithography	3,249	6%	7,304	16%	7,095	4%	10,961	8%
Parts	6,176	10%	4,939	10%	17,627	10%	15,051	11%
Services	2,437	4%	3,428	7%	8,308	5%	10,142	8%
Total revenue	$58,597	100%	$46,960	100%	$170,633	100%	$131,627	100%

Total systems and software revenue increased 35.9% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to an increase in demand for our products in advanced packaging and back-end systems. Year-over-year there was increased customer demand for our inspection systems which contributed to a higher number of inspection systems sold during the nine months ended September 30, 2015 as compared to the same period in the prior year. As a result, inspection systems revenue increased $32.5 million for the 2015 period compared to the 2014 period. The number of metrology systems sold during the nine months ended September 30, 2015 was higher compared to the same period in the prior year, resulting in an increase in metrology systems revenue of $8.1 million for the 2015 period. Lithography system revenue decreased $3.9 million for the nine months ended September 30, 2015, compared to the same period in the prior year. The decrease in lithography system revenue resulted from the sale of a JetStep G in the prior year which has a higher average selling price than our other lithography systems. The data analysis and review software revenue increased for the nine months ended September 30, 2015 as compared to nine months ended September 30, 2014 primarily due to increased sales in licensing revenue. As a result, the increase in total systems and software revenue for the 2015 period was caused by product sales volume and product mix of units shipped rather than pricing changes as the average selling price of similarly configured systems has been consistent across the year-over-year periods. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 69% of total revenues for both the three and nine month periods ended September 30, 2015, compared to 67% and 61% of total revenues for the three and nine month periods ended September 30, 2014.  The year-over-year increase in total parts and services revenue for the nine months ended September 30, 2015 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $8.7 million are recorded in the Condensed Consolidated Balance Sheets within the captions “Other current liabilities” and “Other non-current liabilities” at September 30, 2015 and primarily consist of $2.7 million for outstanding deliverables and $6.0 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $31.9 million and $92.8 million for the three and nine month periods ended September 30, 2015, compared to $25.0 million and $69.8 million for the three and nine month periods ended September 30, 2014.  Our gross profit represented 54.5% and 54.4% of our revenues for the three and nine month periods ended September 30, 2015 and 53.2% and 53.1% of our revenues for the same periods in the prior year.  The increase in gross profit as a percentage of revenue for the nine month period ended September 30, 2015 compared to the same period in the prior year is primarily due to an increase in product sales volume and product mix.

Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $10.0 million and $30.9 million for the three and nine month periods ended September 30, 2015, compared to $9.6 million and $30.5 million for the same periods in the prior year.  Research and development expense represented 17.1% and 18.1% of our revenues for the three and nine month periods ended September 30, 2015, compared to 20.5% and 23.2% of revenues for the prior year periods.  Research and development expenses increased for both the three and nine month periods year-over-year due to decreased compensation and project costs.
Selling, General and Administrative.     Our selling, general and administrative expense was $9.4 million and $33.4 million for the three and nine month periods ended September 30, 2015, compared to $10.3 million and $42.3 million for the same periods in the prior year.  Selling, general and administrative expense represented 16.0% and 19.6% of our revenues for the three and nine month periods ended September 30, 2015, compared to 21.9% and 32.2% of our revenues for the same periods in the prior year.  The year-over-year dollar decrease for the three and nine month periods ended September 30, 2015 in selling, general and administrative expense was primarily due to lower litigation expenses, which are driven by the payment of the 2014 final judgment awarded to ITC, partially offset by an increase in share-based compensation costs as a result of vesting in the first quarter of 2015.
Other (Income) Expense. Our other (income) expense consists of foreign currency exchange (gains) losses, net. For the nine month periods ended September 30, 2015 and 2014, we recorded other expense of $99 thousand, and $372 thousand, respectively. The year-over-year dollar decrease in other expense for the three and nine month periods ended September 30, 2015 was primarily due to strengthening of the U.S. dollar compared to local currencies at our foreign operations.
Income Taxes.  We recorded an income tax provision of $3.7 million and $7.6 million for the three and nine month periods ended September 30, 2015, respectively. Our effective tax rate of 33.4% differs from the statutory rate of 35% for the nine month period ended September 30, 2015 primarily due to a projected Section 199 manufacturing deduction. For the three and nine month periods ended September 30, 2014, we recorded an income tax provision of $3.8 million and an income tax benefit of $3.1 million, respectively.
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
Litigation. As discussed in Part I, Item 3. “Legal Proceedings” of our 2014 10-K and Note 8 in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are subject to legal proceedings and claims, which include, among other things, our on-going litigation with ITC and with Camtek.
Liquidity and Capital Resources
At September 30, 2015, we had $155.3 million of cash, cash equivalents and marketable securities and $200.9 million in working capital.  At December 31, 2014, we had $157.0 million of cash, cash equivalents and marketable securities and $255.4 million in working capital. The decrease in working capital from December 31, 2014 to September 30, 2015 is primarily attributed to the reclassification of our convertible senior notes, which mature July 2016, from a long term to a short term liability.
Operating activities provided $20.7 million in net cash and cash equivalents for the nine month period ended September 30, 2015.  The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2015 was primarily a result of net income adjusted to exclude the effect of non-cash operating charges of $31.0 million, partially offset by changes in operating assets and liabilities of $10.3 million. Operating activities used $2.0 million in net cash and cash equivalents for the nine month period ended September 30, 2014. The net cash and cash equivalents used by operating activities during the nine month period ended September 30, 2014 was primarily a result of changes in operating assets and liabilities of $11.4 million and a net loss, adjusted to exclude the effect of non-cash operating charges of $9.4 million.
Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2015 of $13.5 million was due to the purchase of marketable securities of $183.7 million, purchase of intangible assets of $3.0 million and capital expenditures of $2.2 million, partially offset by the proceeds from sales of marketable securities of $175.5 million.  Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2014 of $28.8 million was due to the purchase of marketable securities of $172.3 million and capital expenditures of $1.4 million, partially offset by the proceeds from sales of marketable securities of $145.0 million.
Net cash and cash equivalents used in financing activities during the nine month period ended September 30, 2015 of $17.0 million was due primarily to the repurchase of shares of our common stock, partially offset by tax benefit and proceeds from sales of shares through share-based compensation plans. For the nine month period ended September 30, 2014 financing activities used $2.3 million from the repurchases of shares of our common stock, partially offset by tax benefit and proceeds from sales of shares through share-based compensation plans.
In July 2008, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. As of December 31, 2014, the Company had repurchased 1.4 million shares of common stock. In January 2015, our Board of Directors authorized the purchase of an additional 1.4 million shares, bringing the total repurchase authorization back to 3.0 million shares as of such date. During the three and nine months ended September 30, 2015, the Company repurchased 0.5 million and 1.4 million shares of common stock, respectively. At September 30, 2015, 1.6 million shares remained available for future stock repurchase under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are being retired. For further information, see Note 16 in the accompanying condensed consolidated financial statements.
From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock. For example on September 29, 2015, the Company announced that it purchased Stella Alliance, LLC, a Massachusetts-based semiconductor inspection technology intellectual property (IP) portfolio company.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal bonds and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of September 30, 2015, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign operations at September 30, 2015 would have affected the foreign-currency-denominated non-operating expenses of our foreign operations by approximately $1.4 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other expense (income)” in the Condensed Consolidated Statements of Operations for each reporting period. As of September 30, 2015, we had eleven forward contracts outstanding with a total notional contract value of $3.3 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of September 30, 2015, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In July 2008, the Board of Directors authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. As of December 31, 2014, the Company had repurchased 1.4 million shares of common stock. In January 2015, the Board of Directors authorized the purchase of an additional 1.4 million shares, bringing the total repurchase authorization back to 3.0 million shares. During the three and nine months ended September 30, 2015, the Company repurchased 0.5 million and 1.4 million shares of common stock, respectively.  At September 30, 2015, there were 1.6 million shares available for future stock repurchases under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are being retired.
In addition to the Company’s share repurchase program, it withholds common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under the Company’s equity incentive program. During the three and nine months ended September 30, 2015,  the Company withheld one thousand and 0.2 million shares through net share settlements, respectively.  For the three and nine month periods ended September 30, 2015 net share settlements cost ten thousand and $1.9 million, respectively. Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements for further discussion regarding the Company’s equity incentive plan.
The following table provides details of common stock purchased during the three month period ended September 30, 2015 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2015 - July 31, 2015	1	$12.18	—	2,067
August 1, 2015 - August 31, 2015	195	$12.87	195	1,872
September 1, 2015 - September 30, 2015	273	$12.59	273	1,599
Three months ended September 30, 2015	469	$12.70	468	1,599

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

Rudolph Technologies, Inc.
Date:	November 3, 2015	By:	/s/ Paul F. McLaughlin
Paul F. McLaughlin
Chairman and Chief Executive Officer

Date:	November 3, 2015	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Paul F. McLaughlin, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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