Form 10-Q
period 2016-06-30
RUDOLPH TECHNOLOGIES INC
filed 2016-07-29
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
The number of outstanding shares of the Registrant’s Common Stock on July 13, 2016 was 30,940,333.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$66,439	$44,554
Marketable securities	96,661	116,924
Accounts receivable, less allowance of $613 and $713	64,576	55,492
Inventories, net	70,561	71,490
Prepaid expenses and other current assets	22,426	8,137
Total current assets	320,663	296,597
Property, plant and equipment, net	13,513	12,346
Goodwill	22,495	22,495
Identifiable intangible assets, net	11,403	12,593
Other assets	35,641	35,532
Total assets	$403,715	$379,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,613	$21,466
Income tax payable	7,157	1,163
Deferred revenue	8,258	6,441
Convertible senior notes	59,885	57,846
Other current liabilities	10,634	12,415
Total current liabilities	106,547	99,331
Other non-current liabilities	10,388	9,554
Total liabilities	116,935	108,885
Commitments and contingencies
Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	388,233	394,928
Accumulated other comprehensive loss	(1,366)	(2,623)
Accumulated deficit	(100,118)	(121,658)
Total stockholders’ equity	286,780	270,678
Total liabilities and stockholders’ equity	$403,715	$379,563

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$62,701	$59,466	$117,063	$112,036
Cost of revenues	28,508	27,582	53,825	51,186
Gross profit	34,193	31,884	63,238	60,850
Operating expenses (income):
Research and development	11,879	10,507	24,325	20,867
Selling, general and administrative	9,488	11,033	18,987	24,007
Amortization	595	515	1,190	1,030
Patent litigation judgment	—	—	(14,632)	—
Total operating expenses	21,962	22,055	29,870	45,904
Operating income	12,231	9,829	33,368	14,946
Interest expense, net	1,446	1,385	2,915	2,767
Other expense (income)	192	(212)	299	426
Income before income taxes	10,593	8,656	30,154	11,753
Provision for income taxes	2,992	2,629	8,614	3,878
Net income	$7,601	$6,027	$21,540	$7,875
Earnings per share:
Basic	$0.25	$0.19	$0.70	$0.25
Diluted	$0.24	$0.19	$0.68	$0.24
Weighted average shares outstanding:
Basic	30,779	31,663	30,869	31,724
Diluted	31,754	32,339	31,705	32,373

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$7,601	$6,027	$21,540	$7,875
Other comprehensive income:
Change in net unrealized losses on investments, net of tax	29	(5)	23	(6)
Change in currency translation adjustments	596	9	1,234	456
Total comprehensive income	$8,226	$6,031	$22,797	$8,325

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$21,540	$7,875
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of convertible note discount and issuance costs	2,039	1,833
Amortization of intangibles	1,190	1,030
Depreciation	1,868	1,907
Foreign currency exchange loss	299	426
Change in fair value of contingent consideration	117	(319)
Share-based compensation	2,387	5,430
Provision for doubtful accounts and inventory valuation	2,278	2,521
Litigation settlement	(14,632)	—
Changes in operating assets and liabilities	(5,104)	(6,707)
Net cash and cash equivalents provided by operating activities	11,982	13,996
Cash flows from investing activities:
Purchases of marketable securities	(70,412)	(109,466)
Proceeds from sales of marketable securities	90,599	104,160
Purchases of property, plant and equipment	(2,173)	(1,744)
Net cash and cash equivalents provided by (used in) investing activities	18,014	(7,050)
Cash flows from financing activities:
Purchases of common stock	(8,044)	(11,197)
Tax payments related to shares withheld for share-based compensation plans	(1,565)	(1,895)
Payment of contingent consideration for acquired business	(94)	(141)
Issuance of shares through share-based compensation plans	275	174
Tax benefit for sale of shares through share-based compensation plans	252	36
Net cash and cash equivalents used in financing activities	(9,176)	(13,023)
Effect of exchange rate changes on cash and cash equivalents	1,065	(302)
Net increase (decrease) in cash and cash equivalents	21,885	(6,379)
Cash and cash equivalents at beginning of period	44,554	43,114
Cash and cash equivalents at end of period	$66,439	$36,735

Supplemental disclosure of cash flow information:
Income taxes paid	$2,541	$139
Interest paid	$1,125	$1,125

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and six month periods ended June 30, 2016 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements included in the 2015 10-K.
Reclassifications
Certain immaterial prior period amounts have been reclassified to conform to the current financial statement presentation.
Debt Issuance Costs:
In the first quarter of 2016, the Company adopted Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs,” which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. For all periods presented in this Form 10-Q for the quarter ended June 30, 2016, unamortized debt issuance costs related to the Company’s convertible senior notes are reported on the Consolidated Balance Sheets as a reduction of the carrying value of the related debt. Prior to adoption, the Company reported the unamortized debt issuance costs in “Other Assets” on the Consolidated Balance Sheets. As of December 31, 2015, the change in presentation resulted in a reduction of “Other Assets” of $261 and a corresponding decrease in “Convertible Senior Notes” with no impact on the Company’s Consolidated Statements of Operations.
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, which introduces new guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities. The standard is effective for fiscal years beginning after December 15, 2020. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU No. 2016-13 will have on its consolidated financial position, results of operations, and cash flows.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. The standard was issued as part of the Simplification Initiative which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU No. 2016-09 will have on its consolidated financial position, results of operations, and cash flows.
In March 2016, the FASB issued ASU No. 2016-07, “Investments-Equity Method and Joint Ventures (Topic 323).” The standard was issued as part of the Simplification Initiative which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method has been in effect during all previous periods that the investment had been held. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is in the process of evaluating the effects the adoption of ASU No. 2016-07 will have on its consolidated financial position, results of operations, and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with earlier adoption permitted. The Company is in the process of evaluating the effects the adoption of ASU No. 2016-02 will have on its consolidated financial position, results of operations, and cash flows.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company is in the process of evaluating the effects the adoption of ASU No. 2016-01 will have on its consolidated financial position, results of operations, and cash flows.
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.” This ASU is intended to simplify subsequent measurement of inventory. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09 outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance as amended. In July 2015, the FASB deferred for one year the effective date of the new revenue standard. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with earlier adoption permitted. ASU No. 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU No. 2014-09 is recognized as an adjustment to the 2018 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU No. 2014-09 will have on its consolidated financial position, results of operations, and cash flows.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$95,819	$—	$95,819	$—
Corporate bonds	842	—	842	—
Total Assets	$96,661	$—	$96,661	$—
Liabilities:
Foreign currency forward contracts	385	$—	$385	$—
Contingent consideration - acquisitions	3,726	—	—	3,726
Total Liabilities	$4,111	$—	$385	$3,726

December 31, 2015
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$116,089	$—	$116,089	$—
Corporate bonds	835	—	835	—
Total Assets	$116,924	$—	$116,924	$—
Liabilities:
Foreign currency forward contracts	$85	$—	$85	$—
Contingent consideration - acquisitions	3,703	—	—	3,703
Total Liabilities	$3,788	$—	$85	$3,703

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
This table presents a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2015	$3,703
Additions	—
Total loss included in selling, general and administrative expense	117
Payments	(94)
Transfers into (out of) Level 3	—
Balance at June 30, 2016	$3,726

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
The following table reflects information pertaining to the Company’s convertible senior notes:

	June 30, 2016	December 31, 2015
Net carrying value of convertible senior notes	$59,885	$57,846
Estimated fair value of convertible senior notes	$60,996	$60,630
Estimated interest rate used in discounted cash flow model	5.0%	5.0%
Fair value of contingent interest	$—	$—

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
The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2016 and December 31, 2015 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At June 30, 2016 and December 31, 2015, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2016
Municipal notes and bonds	$95,796	$27	$4	$95,819
Corporate bonds	841	1	—	842
Total marketable securities	$96,637	$28	$4	$96,661
December 31, 2015
Municipal notes and bonds	$116,086	$18	$15	$116,089
Corporate bonds	838	—	3	835
Total marketable securities	$116,924	$18	$18	$116,924
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$87,562	$87,574	$113,542	$113,549
Due after one through five years	9,075	9,087	3,382	3,375
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$96,637	$96,661	$116,924	$116,924
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at June 30, 2016 and December 31, 2015:

	Unrealized Loss Position For Less Than 12 Months		Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2016
Municipal notes and bonds	$21,501	$4	$—	$—
Total	$21,501	$4	$—	$—
December 31, 2015
Municipal notes and bonds	$52,638	$15	$305	$1
Corporate bonds	835	3	—	—
Total	$53,473	$18	$305	$1
See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2016 and December 31, 2015, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either prepaid expenses and other current assets or other current liabilities in the Condensed Consolidated Balance Sheets and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and decreases in the fair value of $300 and $203 for the six month periods ended June 30, 2016 and 2015, respectively, are recorded within the caption “Other expense (income)” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Notional amount	$3,785	$5,423
Fair value of liability	$385	$85

NOTE 5.    Purchased Intangible Assets
Purchased intangible assets as of June 30, 2016 and December 31, 2015 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2016
Finite-lived intangibles:
Developed technology	$65,527	$56,074	$9,453
Customer and distributor relationships	9,560	8,346	1,214
Trade names	4,361	3,625	736
Total identifiable intangible assets	$79,448	$68,045	$11,403
December 31, 2015
Finite-lived intangibles:
Developed technology	$65,527	$55,110	$10,417
Customer and distributor relationships	9,560	8,170	1,390
Trade names	4,361	3,575	786
Total identifiable intangible assets	$79,448	$66,855	$12,593
Intangible asset amortization expense for the three and six month periods ended June 30, 2016 was $595 and $1,190, respectively. For the three and six month periods ended June 30, 2015, intangible assets amortization expenses was $515 and $1,030, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2016 will be $1,130, and for each of the next five years estimated amortization expense amounts to $1,933 for 2017, $1,496 for 2018, $1,496 for 2019, $1,294 for 2020, and $546 for 2021.

NOTE 6.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	June 30, 2016	December 31, 2015
Materials	$36,211	$39,022
Work-in-process	21,200	18,918
Finished goods	13,150	13,550
Total inventories	$70,561	$71,490
The Company has established reserves of $11,135 and $8,896 as of June 30, 2016 and December 31, 2015, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Prepaid expenses and other current assets
Prepaid expenses and other current assets are comprised of the following:

	June 30, 2016	December 31, 2015
Patent litigation judgment	$14,632	$—
Other	7,794	8,137
Total prepaid expenses and other current assets	$22,426	$8,137

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	June 30, 2016	December 31, 2015
Land and building	$2,584	$5,024
Machinery and equipment	24,244	21,683
Furniture and fixtures	2,676	3,414
Computer equipment	5,712	5,304
Leasehold improvements	8,127	7,884
	43,343	43,309
Less: Accumulated depreciation	29,830	30,963
Total property, plant and equipment, net	$13,513	$12,346
In February 2016, the Company consolidated its New Jersey locations into its Budd Lake, NJ facility and vacated its corporate offices in Flanders, NJ. The Flanders, NJ corporate office location is classified as an asset held for sale. The Company believes the facility will be sold within the next 12 months and has classified the facility as current assets held for sale in “Prepaid and other assets”. Assets held for sale as of June 30, 2016 consist of land with a cost of $168 and buildings with a cost and net book value of $3,072 and $51, respectively.

Other assets
Other assets is comprised of the following:

	June 30, 2016	December 31, 2015
Deferred income taxes	$35,047	$34,973
Other	594	559
Total other assets	$35,641	$35,532

Other current liabilities

Other current liabilities is comprised of the following:

	June 30, 2016	December 31, 2015
Litigation accrual	$3,252	$3,252
Contingent consideration - acquisitions	717	1,407
Other	6,665	7,756
Total other current liabilities	$10,634	$12,415

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	June 30, 2016	December 31, 2015
Unrecognized tax benefits (including interest)	$2,991	$3,152
Contingent consideration - acquisitions	3,009	2,296
Deferred revenue	1,128	1,206
Other	3,260	2,900
Total other non-current liabilities	$10,388	$9,554

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
The following table reflects the net carrying value of the Notes:

	June 30, 2016	December 31, 2015
Convertible senior notes	$60,000	$60,000
Less: Unamortized interest discount	100	1,893
Less: Unamortized debt issuance costs	15	261
Net carrying value of convertible senior notes	$59,885	$57,846
The following table presents the amount of interest cost recognized relating to the Notes during the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest coupon	$563	$563	$1,125	$1,125
Amortization of interest discount	899	815	1,793	1,626
Amortization of debt issuance costs	123	104	246	207
Total interest cost recognized	$1,585	$1,482	$3,164	$2,958
The remaining bond discount of $100 and debt issuance costs of $15 relating to the Notes, as of June 30, 2016, will be amortized over the remaining life of the Notes.
See Note 16 for additional discussion regarding the Company’s subsequent events.

NOTE 8.   Commitments and Contingencies
Warranty Reserves
The Company generally provides a warranty on its products for a period of 12 to 15 months against defects in material and workmanship. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized. The Company’s estimate is based primarily on historical experience. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Settlements of warranty reserves are generally associated with sales that occurred during the 12 to 15 months prior to the quarter-end and warranty accruals are related to sales during the year.

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended June 30,
	2016	2015
Balance, beginning of the period	$1,894	$1,574
Accruals	1,261	1,300
Less: Usage	1,319	1,051
Balance, end of the period	$1,836	$1,823

Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company’s 2015 10-K reflects the status of the Company’s litigation with Integrated Technology Corporation (“ITC”) and Camtek, Ltd. (“Camtek”). The following reflects the material developments during the six months ended June 30, 2016 with regard to these matters.

Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182 (PHX-ROS): This matter is fully resolved with the sole exception of the issue of remanded attorney’s fees which were set by the U.S. District Court for the District of Arizona (the “AZ District Court”) at $3,252. A hearing regarding the Company’s appeal of this order was held on October 6, 2015 before the U.S. Federal Court of Appeals (the “Court of Appeals”). The Court of Appeals issued a ruling that the award was improperly established, vacated the amount of the award and remanded the matter back to the AZ District Court for a determination of a proper fee award. The Company believes that it has meritorious defenses regarding this issue and intends to continue to vigorously prosecute the matter. The $3,252 is held in escrow and is recorded in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet at June 30, 2016. The corresponding liability is recorded under the caption “Other current liabilities” in the Condensed Consolidated Balance Sheet at June 30, 2016. The Company expects this to be the maximum liability reasonably possible for the attorney’s fees, excluding interest, for this lawsuit with respect to both the pre-August 2007 and the post-August 2007 tools which were the subject of this action.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 05-CV-01396 (JRT/FLN): Subsequent to the ruling by the U.S. District Court for the District of Minnesota (the “MN District Court”) in the Company’s favor that Camtek’s Falcon tools continue to infringe the Company’s patent under the revised claim construction of the patent determined by the Court of Appeals, the MN District Court, on February 9, 2015, issued an Order granting the Company’s Motion for Final Judgment, reinstating the original damages and applying prejudgment interest for a total award of $14,512. In addition, the MN District Court issued a permanent injunction against Camtek from “making, using, selling and offering to sell any of its Falcon machines and any machines that are colorable imitations thereof in the United States, intended for sale and use within the United States, until the expiration of the ‘6,298 patent,” which is projected to be in 2020. While, in March of 2015, Camtek filed an appeal with the Court of Appeals challenging the MN District Court’s ruling, the Court of Appeals denied Camtek’s appeal on February 3, 2016, affirming both the infringement ruling and the damages and interest totaling approximately $14,632 assessed against Camtek by the MN District Court, the payment of which is guaranteed by a supersedeas bond. All of Camtek’s rights to appeal the final judgment have now expired. On March 14, 2016 the Company filed its request to the MN District Court to release payment under the bond which was granted by the MN District Court on June 24, 2016. Payment by Camtek is currently being facilitated. The Company recorded the judgment in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets as of June 30, 2016 as the gain contingency was realized upon completion of the appeal process.

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

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to a percentage of the value of the marketable securities held at the time the line of credit is accessed. The Company has not utilized the line of credit to date.

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,169	$11.40
Granted	386	$12.87
Less: Vested	353	$10.78
Less: Forfeited	17	$11.30
Nonvested at June 30, 2016	1,185	$12.06
As of June 30, 2016 and December 31, 2015, there was $10,314 and $8,221 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 3.1 years and 2.6 years for the respective periods.

NOTE 10.   Other Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Foreign currency exchange losses (gains), net	$192	$(212)	$299	$426
Total other expense (income)	$192	$(212)	$299	$426

NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income before income taxes	$10,593	$8,656	$30,154	$11,753
Provision for income taxes	$2,992	$2,629	$8,614	$3,878
Effective tax rate	28.2%	30.4%	28.6%	33.0%
The income tax provision for the three and six months ended June 30, 2016 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the three and six months ended June 30, 2016 compared to the same period for the prior year are primarily due to changes in the mix of forecasted earnings by jurisdictions, additional IRC Section 199 Manufacturing deduction expected to be generated for the year ended December 31, 2016 and the availability of the research and development credit for the full year 2016 as compared to the enactment of the credit in the fourth quarter 2015.
The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against certain of its deferred tax assets of $2,205 as of June 30, 2016 and December 31, 2015.

NOTE 12.   Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the six months ended June 30, 2016, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 78 and 0, respectively. For the six months ended June 30, 2015, the weighted average number of stock options and restricted stock units totaling 260 and 0, respectively, were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2016, diluted earnings per share-weighted average shares outstanding included the effect resulting from assumed conversion of the Notes and warrants. For the six months ended June 30, 2015 diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants at June 30, 2016 as their impact was anti-dilutive.
The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$7,601	$6,027	$21,540	$7,875
Denominator:
Basic earnings per share - weighted average shares outstanding	30,779	31,663	30,869	31,724
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	563	676	630	649
Convertible senior notes - dilutive shares	412	—	206	—
Diluted earnings per share - weighted average shares outstanding	31,754	32,339	31,705	32,373
Earnings per share:
Basic	$0.25	$0.19	$0.70	$0.25
Diluted	$0.24	$0.19	$0.68	$0.24

NOTE 13.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the Condensed Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gains on available-for-sale investments	Accumulated other comprehensive loss (income)
Beginning Balance, December 31, 2015	$2,623	$—	$2,623
Net current period other comprehensive loss (income)	(1,234)	(23)	(1,257)
Reclassifications	—	—	—
Ending balance, June 30, 2016	$1,389	$(23)	$1,366

NOTE 14.   Segment Reporting and Geographic Information

The Company is engaged in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography and data analysis systems used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of high-performance process control defect inspection and metrology, advanced packaging lithography, and process control software systems used by microelectronics device manufacturers, and therefore the Company has one reportable segment. The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reporting segment level.
The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
Systems and Software:
Process Control	$34,464	55%	$41,870	70%	$70,922	61%	$77,931	70%
Lithography	11,480	18%	3,826	6%	11,650	10%	3,847	3%
Software	7,780	12%	5,142	9%	15,202	13%	12,936	12%
Parts	5,993	10%	5,796	10%	13,153	11%	11,451	10%
Services	2,984	5%	2,832	5%	6,136	5%	5,871	5%
Total revenue	$62,701	100%	$59,466	100%	$117,063	100%	$112,036	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
United States	$5,646	$11,773	$13,034	$29,420
Taiwan	14,535	16,259	36,570	29,588
Japan	3,164	3,918	6,101	5,232
China	10,824	858	19,649	6,945
South Korea	2,226	6,709	3,849	10,240
Singapore	14,879	8,541	21,926	10,280
Other Asia	1,674	818	2,545	857
Germany	4,235	8,970	4,932	16,025
Other Europe	5,518	1,620	8,457	3,449
Total revenue	$62,701	$59,466	$117,063	$112,036

The following customers each accounted for more than 10% of total revenues for the indicated periods.

	Six Months Ended
	June 30,
	2016	2015
Customer A	13.4%	8.1%
Customer B	10.2%	6.4%

NOTE 15.   Share Repurchase Authorization
In January 2015, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the three and six month periods ended June 30, 2016, the Company repurchased 245 and 615 shares of common stock, respectively, pursuant to the share repurchase authorization. At June 30, 2016, there were 711 shares available for future stock repurchases under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are retired.
The following table summarizes the Company’s stock repurchases for the three and six month periods ended June 30, 2016 and 2015, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares of common stock repurchased	245	363	615	933
Cost of stock repurchased	$3,344	$4,411	$8,045	$11,197
Average price paid per share	$13.63	$12.17	$13.07	$12.01

NOTE 16.   Subsequent Events
On July 15, 2016, the Company redeemed all of its outstanding 3.75% Convertible Senior Notes with an aggregate principle amount of $60,000. Under the terms of the indenture, holders of the Notes were paid cash up to the aggregate principal amount of the notes and shares of common stock for the remainder of our conversion, with any fracional shares paid in cash. As a result of this redemption, the Company eliminated its debt and will have cash savings in annual interest payments of $2,250. The conversion resulted in the issuance of 540 shares of common stock to the bondholders, but resulted in no dilution to Rudolph shareholders as these shares were covered by a convertible note hedge that was entered into by the Company in 2011 at the time of issuance of the notes.

See Note 7 for additional discussion regarding the debt obligation of the Company’s Convertible Senior Notes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this Quarterly Report on Form 10-Q of Rudolph Technologies, Inc. (the “Company” or “Rudolph”) are forward-looking statements, including those concerning our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions, seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, changes in management, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and/or front-end semiconductor market segments, our ability to successfully integrate acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions, and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 10-K”) and any subsequent filed Quarterly Reports on Form 10-Q. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
Results of Operations for the Three and Six Month Periods Ended June 30, 2016 and 2015
We are a worldwide leader in the design, development, manufacture and support of process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project year-over-year capital spending to be flat for 2016. Our revenues and profitability tend to follow the trends of certain segments within the semiconductor market. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.0 for the month of June 2016, a decrease from book-to-bill ratio of 1.2 for the month of March 2016. The book-to-bill ratio was 1.0 for the month of December 2015.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the six month period ended June 30, 2016 and for the years ended December 31, 2015, 2014 and 2013, sales to customers that individually represented at least five percent of our revenues accounted for 47.2%, 23.3%, 23.9%, and 41.6% of our revenues, respectively.
We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or a cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems, with two customers accounting for 13.4% and 10.2% of our total revenues for the six month period ended June 30, 2016. The following table lists the average selling price for our systems:

System	Average Selling Price Per System
Process Control	$250,000 to $1.8 million
Lithography steppers	$3.0 million to $8.0 million

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
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing. Our revenues of $62.7 million increased 5.4% for the three months ended June 30, 2016 compared to the same period in the prior year when revenues totaled $59.5 million. For the six month period ended June 30, 2016 and 2015, our revenues totaled $117.1 million and $112.0 million, respectively, representing a year-over-year increase of 4.5%.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
Systems and Software:
Process Control	$34,464	55%	$41,870	70%	$70,922	61%	$77,931	70%
Lithography	11,480	18%	3,826	6%	11,650	10%	3,847	3%
Software	7,780	12%	5,142	9%	15,202	13%	12,936	12%
Parts	5,993	10%	5,796	10%	13,153	11%	11,451	10%
Services	2,984	5%	2,832	5%	6,136	5%	5,871	5%
Total revenue	$62,701	100%	$59,466	100%	$117,063	100%	$112,036	100%

Total systems and software revenue increased $3.1 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. Process control system revenue decreased $7.0 million for the six months ended June 30, 2016, compared to the same period in the prior year primarily due to lower metrology system sales in the 2016 period. Lithography system revenue increased $7.8 million for the six months ended June 30, 2016, compared to the same period in the prior year, primarily due to shipment of a JetStep G system during the second quarter of 2016. Software revenue increased $2.3 million for the six months ended June 30, 2016, compared to six months ended June 30, 2015, primarily due to increased software licensing sales. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 79% and 74% of total revenues for the three and six month periods ended June 30, 2016, compared to 73% and 68% of total revenues for the three and six month periods ended June 30, 2015.  The year-over-year increase in total parts and services revenue for the six months ended June 30, 2016, is primarily due to increased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $9.4 million are recorded in the Condensed Consolidated Balance Sheets within the captions “Deferred revenue” and “Other non-current liabilities” at June 30, 2016 and primarily consist of $2.8 million for outstanding deliverables and $6.6 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory write-offs, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $34.2 million and $63.2 million for the three and six month periods ended June 30, 2016, compared to $31.9 million and $60.9 million for the same periods in the prior year. Our gross profit represented 54.5% and 54.0% of our revenues for the three and six month periods ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, gross profit represented 53.6% and 54.3% of our revenues.  The decrease in gross profit as a percentage of revenue for the six month period ended June 30, 2016 compared to the same period in the prior year is primarily due to change in product sales mix.

Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $11.9 million and $24.3 million for the three and six month periods ended June 30, 2016, compared to $10.5 million and $20.9 million for the same periods in the prior year.  Research and development expense represented 18.9% and 20.8% of our revenues for the three and six month periods ended June 30, 2016, compared to 17.7% and 18.6% of revenues for the prior year periods.  Research and development expenses increased for the six month period year-over-year due to increased compensation, project costs and litigation fees to defend one patent.
Selling, General and Administrative.     Our selling, general and administrative expense was $9.5 million and $19.0 million for the three and six month periods ended June 30, 2016, compared to $11.0 million and $24.0 million for the same period in the prior year.  Selling, general and administrative expense represented 15.1% and 16.2% of our revenues for the three and six month periods ended June 30, 2016, compared to 18.6% and 21.4% of our revenues for the same period in the prior year.  The year-over-year dollar decrease for the six month period ended June 30, 2016 in selling, general and administrative expense was primarily due to a decrease in share-based compensation and legal costs.
Other Expense. Our other expense consists of foreign currency exchange losses, net. For the six month period ended June 30, 2016, we recorded other expense of $0.3 million, compared to other expense of $0.4 million, for the same period in the prior year. The year-over-year dollar decrease in other expense for the six month period ended June 30, 2016 was primarily due to strengthening of local currencies at our foreign operations compared to the U.S. dollar.
Income Taxes.  We recorded an income tax provision of $3.0 million and $8.6 million, respectively, for the three and six month periods ended June 30, 2016. Our effective tax rate of 28.6% differs from the statutory rate of 35% for the six month period ended June 30, 2016 primarily due to a projected Section 199 manufacturing deduction, additional foreign tax credits generated and the availability of the research and development credit in 2016. For the three and six month periods ended June 30, 2015, we recorded an income tax provision of $2.6 million and $3.9 million, respectively.
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
Litigation. During the six months ended June 30, 2016, we recorded income from patent litigation judgment of $14.6 million in conjunction with the final court ruling in the patent infringement litigation case against Camtek, Ltd. (“Camtek”) with the expiration of all opportunities to appeal. As discussed in Part I, Item 3. “Legal Proceedings” of our 2015 10-K and Note 8 in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are subject to separate legal proceedings and claims, which include, among other things, our on-going litigation with ITC and further litigation with Camtek.
Liquidity and Capital Resources
At June 30, 2016, we had $163.1 million of cash, cash equivalents and marketable securities and $214.1 million in working capital.  At December 31, 2015, we had $161.5 million of cash, cash equivalents and marketable securities and $197.3 million in working capital.
Operating activities provided $12.0 million in net cash and cash equivalents for the six month period ended June 30, 2016.  The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2016 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges, of $17.1 million, partially offset by changes in operating assets and liabilities of $5.1 million. Operating activities provided $14.0 million in net cash and cash equivalents for the six month period ended June 30, 2015. The net cash and cash equivalents provided by operating activities during the six month period ended June 30, 2015 was primarily a result of a net income, adjusted to exclude the effect of non-cash operating charges, of $20.7 million, partially offset by changes in operating assets and liabilities of $6.7 million.
Net cash and cash equivalents provided by investing activities during the six month period ended June 30, 2016 of $18.0 million was due to proceeds from sales of marketable securities of $90.6 million, partially offset by the purchase of marketable securities of $70.4 million and capital expenditures of $2.2 million.  Net cash and cash equivalents used in investing activities during the six month period ended June 30, 2015 of $7.1 million was due to the purchase of marketable securities of $109.5 million and capital expenditures of $1.7 million, partially offset by the proceeds from sales of marketable securities of $104.2 million.

Net cash and cash equivalents used in financing activities during the six month period ended June 30, 2016 of $9.2 million was due primarily to the repurchase of shares of our common stock of $8.0 million and tax payments related to shares withheld for share-based compensation plans of $1.6 million, partially offset by tax benefit and proceeds from sales of shares through share-based compensation plans of $0.5 million. For the six month period ended June 30, 2015 financing activities used $13.0 million resulting primarily from the repurchases of shares of our common stock of $11.2 million and tax payments related to shares withheld for share-based compensation plans of $1.9 million, partially offset by tax benefit and proceeds from sales of shares through share-based compensation plans of $0.2 million.
In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the six months ended June 30, 2016, we repurchased 0.6 million shares of common stock. At June 30, 2016, 0.7 million shares remained available for future stock repurchase under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are being retired. For further information, see Note 15 in the accompanying condensed consolidated financial statements.
We have a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities we have with the bank. We are permitted to borrow up to a percentage of the value of the marketable securities held at the time the line of credit is accessed. We have not utilized the line of credit to date.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal bonds and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of June 30, 2016, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign operations at June 30, 2016 would have affected the foreign-currency-denominated non-operating expenses of our foreign operations by approximately $3.5 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other expense (income)” in the Condensed Consolidated

Statements of Operations for each reporting period. As of June 30, 2016, we had eleven forward contracts outstanding with a total notional contract value of $3.8 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of June 30, 2016, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
For a description of our previously reported legal proceedings refer to “Part I, Item 3 - Legal Proceedings” in our 2015 10-K, as updated in Note 8 in the accompanying unaudited condensed consolidated financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the six months ended June 30, 2016, the Company repurchased approximately 0.6 million shares of common stock. At June 30, 2016, 0.7 million shares remained available for future stock repurchase under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are being retired. For further information, see Note 15 in the accompanying condensed consolidated financial statements.
In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the three and six months ended June 30, 2016,  we withheld 4 thousand and 122 thousand shares through net share settlements, respectively.  For the three and six month periods ended June 30, 2016 net share settlements cost $56 thousand and $1.6 million, respectively. Please refer to Note 9 in the accompanying condensed consolidated financial statements for further additional information regarding our share-based compensation plans.
The following table provides details of common stock purchased during the three month period ended June 30, 2016 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1, 2016 - April 30, 2016	141	$13.45	139	817
May 1, 2016 - May 31, 2016	108	$13.87	106	711
June 1, 2016 - June 30, 2016	—	$—	—	711
Three months ended June 30, 2016	249		245	711

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

Rudolph Technologies, Inc.
Date:	July 29, 2016	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	July 29, 2016	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Michael P. Plisinski, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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