Form 10-Q
period 2016-09-30
RUDOLPH TECHNOLOGIES INC
filed 2016-11-08
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
The number of outstanding shares of the Registrant’s Common Stock on October 18, 2016 was 31,016,346.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,546	$44,554
Marketable securities	84,715	116,924
Accounts receivable, less allowance of $790 and $713	74,884	55,492
Inventories, net	68,595	71,490
Prepaid expenses and other current assets	7,975	8,137
Total current assets	274,715	296,597
Property, plant and equipment, net	12,355	12,346
Goodwill	22,495	22,495
Identifiable intangible assets, net	10,808	12,593
Other assets	35,651	35,532
Total assets	$356,024	$379,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,591	$21,466
Income tax payable	6,373	1,163
Deferred revenue	9,170	6,441
Convertible senior notes	—	57,846
Other current liabilities	11,294	12,415
Total current liabilities	48,428	99,331
Other non-current liabilities	9,771	9,554
Total liabilities	58,199	108,885
Commitments and contingencies
Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	390,027	394,928
Accumulated other comprehensive loss	(1,401)	(2,623)
Accumulated deficit	(90,832)	(121,658)
Total stockholders’ equity	297,825	270,678
Total liabilities and stockholders’ equity	$356,024	$379,563

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$61,641	$58,597	$178,704	$170,633
Cost of revenues	29,192	26,685	83,017	77,871
Gross profit	32,449	31,912	95,687	92,762
Operating expenses (income):
Research and development	9,330	10,032	33,655	30,899
Selling, general and administrative	9,894	9,372	28,881	33,379
Amortization	595	515	1,785	1,545
Patent litigation judgment	(11)	—	(14,643)	—
Total operating expenses	19,808	19,919	49,678	65,823
Operating income	12,641	11,993	46,009	26,939
Interest expense, net	64	1,440	2,979	4,207
Other (income) expense	(393)	(327)	(94)	99
Income before income taxes	12,970	10,880	43,124	22,633
Provision for income taxes	3,684	3,682	12,298	7,560
Net income	$9,286	$7,198	$30,826	$15,073
Earnings per share:
Basic	$0.30	$0.23	$0.99	$0.48
Diluted	$0.30	$0.22	$0.97	$0.47
Weighted average shares outstanding:
Basic	30,988	31,526	31,082	31,597
Diluted	31,459	32,204	31,655	32,255

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$9,286	$7,198	$30,826	$15,073
Other comprehensive income:
Change in net unrealized losses on investments, net of tax	(89)	33	(66)	27
Change in currency translation adjustments	54	(560)	1,288	(104)
Total comprehensive income	$9,251	$6,671	$32,048	$14,996

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$30,826	$15,073
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of convertible note discount and issuance costs	2,154	2,797
Amortization of intangibles	1,785	1,545
Depreciation	2,768	2,912
Foreign currency exchange loss	852	99
Change in fair value of contingent consideration	117	(541)
Share-based compensation	3,646	6,332
Gain on disposal of property, plant and equipment	(946)	—
Provision for doubtful accounts and inventory valuation	2,671	2,753
Changes in operating assets and liabilities	(13,063)	(8,405)
Net cash and cash equivalents provided by operating activities	30,810	22,565
Cash flows from investing activities:
Purchases of marketable securities	(110,283)	(183,690)
Proceeds from sales of marketable securities	141,936	175,482
Purchase of intangible assets	—	(3,000)
Purchases of property, plant and equipment	(2,527)	(2,247)
Proceeds from sales of property, plant and equipment	1,165	—
Net cash and cash equivalents provided by (used in) investing activities	30,291	(13,455)
Cash flows from financing activities:
Payments on redemption of convertible senior notes	(60,000)	—
Purchases of common stock	(8,044)	(17,143)
Tax payments related to shares withheld for share-based compensation plans	(1,573)	(1,911)
Payment of contingent consideration for acquired business	(94)	(141)
Issuance of shares through share-based compensation plans	354	174
Tax benefit for sale of shares through share-based compensation plans	716	67
Net cash and cash equivalents used in financing activities	(68,641)	(18,954)
Effect of exchange rate changes on cash and cash equivalents	1,532	(286)
Net decrease in cash and cash equivalents	(6,008)	(10,130)
Cash and cash equivalents at beginning of period	44,554	43,114
Cash and cash equivalents at end of period	$38,546	$32,984

Supplemental disclosure of cash flow information:
Income taxes paid	$6,479	$1,210
Interest paid	$2,250	$2,250
Litigation settlement received	$14,643	$—

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements included in the 2015 10-K.
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
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments . This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of ASU No. 2016-15 will have on its consolidated financial position, results of operations, and cash flows.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which introduces new guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities. The standard is effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating the effect the adoption of ASU No. 2016-13 will have on its consolidated financial position, results of operations, and cash flows.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” The standard was issued as part of the Simplification Initiative which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. The Company is currently evaluating the effect the adoption of ASU No. 2016-09 will have on its consolidated financial position, results of operations, and cash flows.
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$83,878	$—	$83,878	$—
Corporate bonds	837	—	837	—
Total Assets	$84,715	$—	$84,715	$—
Liabilities:
Foreign currency forward contracts	$469	$—	$469	$—
Contingent consideration - acquisitions	3,726	—	—	3,726
Total Liabilities	$4,195	$—	$469	$3,726

December 31, 2015
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$116,089	$—	$116,089	$—
Corporate bonds	835	—	835	—
Total Assets	$116,924	$—	$116,924	$—
Liabilities:
Foreign currency forward contracts	$85	$—	$85	$—
Contingent consideration - acquisitions	3,703	—	—	3,703
Total Liabilities	$3,788	$—	$85	$3,703

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
This table presents a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2015	$3,703
Additions	—
Total loss included in selling, general and administrative expense	117
Payments	(94)
Transfers into (out of) Level 3	—
Balance at September 30, 2016	$3,726

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
The Company’s convertible senior notes matured on July 15, 2016 and the principal payment amount of $60,000 was paid. As of September 30, 2016, there were no convertible senior notes outstanding. The Company’s convertible senior notes were not publicly traded. The estimated fair value of the Company’s convertible senior notes was valued using a discounted cash flow model. The Level 3 assumptions, based on data available at the valuation date used in preparing the discounted cash flow model, included estimates of interest rates, timing and amount of cash flows and expected holding periods of the convertible senior notes. The fair value of the contingent interest associated with the convertible senior notes was valued quarterly using the present value under an expected cash flow model incorporating the probabilities of the contingent events occurring.
The following table reflects information pertaining to the Company’s convertible senior notes:

December 31, 2015
Net carrying value of convertible senior notes	$57,846
Estimated fair value of convertible senior notes	$60,630
Estimated interest rate used in discounted cash flow model	5.0%
Fair value of contingent interest	$—

NOTE 3.   Marketable Securities
The Company has evaluated its investment policies and determined that all of its investment securities are to be classified as available-for-sale.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other (income) expense” in the Condensed Consolidated Statements of Operations.  The Company records other-than-temporary impairment charges for its available-for-sale investments when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.
The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2016 and December 31, 2015 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At September 30, 2016 and December 31, 2015, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2016
Municipal notes and bonds	$83,943	$2	$67	$83,878
Corporate bonds	838	—	1	837
Total marketable securities	$84,781	$2	$68	$84,715
December 31, 2015
Municipal notes and bonds	$116,086	$18	$15	$116,089
Corporate bonds	838	—	3	835
Total marketable securities	$116,924	$18	$18	$116,924

 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$79,688	$79,627	$113,542	$113,549
Due after one through five years	5,093	5,088	3,382	3,375
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$84,781	$84,715	$116,924	$116,924
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at September 30, 2016 and December 31, 2015:

	Unrealized Loss Position For Less Than 12 Months		Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2016
Municipal notes and bonds	$70,042	$67	$—	$—
Corporate bonds	837	1	—	—
Total	$70,879	$68	$—	$—
December 31, 2015
Municipal notes and bonds	$52,638	$15	$305	$1
Corporate bonds	835	3	—	—
Total	$53,473	$18	$305	$1
See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2016 and December 31, 2015, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either “prepaid expenses and other current assets” or “other current liabilities” in the Condensed Consolidated Balance Sheets and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and decreases in the fair value of $384 and $272 for the nine month periods ended September 30, 2016 and 2015, respectively, are recorded within the caption “Other (income) expense” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Notional amount	$5,223	$5,423
Fair value of liability	$469	$85

NOTE 5.    Purchased Intangible Assets
Purchased intangible assets as of September 30, 2016 and December 31, 2015 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2016
Finite-lived intangibles:
Developed technology	$65,527	$56,557	$8,970
Customer and distributor relationships	9,560	8,433	1,127
Trade names	4,361	3,650	711
Total identifiable intangible assets	$79,448	$68,640	$10,808
December 31, 2015
Finite-lived intangibles:
Developed technology	$65,527	$55,110	$10,417
Customer and distributor relationships	9,560	8,170	1,390
Trade names	4,361	3,575	786
Total identifiable intangible assets	$79,448	$66,855	$12,593
Intangible asset amortization expense for the three and nine month periods ended September 30, 2016 was $595 and $1,785, respectively. For the three and nine month periods ended September 30, 2015, intangible assets amortization expenses was $515 and $1,545, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2016 will be $535, and for each of the next five years estimated amortization expense amounts to $1,933 for 2017, $1,496 for 2018, $1,496 for 2019, $1,294 for 2020, and $546 for 2021.

NOTE 6.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	September 30, 2016	December 31, 2015
Materials	$37,722	$39,022
Work-in-process	18,059	18,918
Finished goods	12,814	13,550
Total inventories	$68,595	$71,490
The Company has established reserves of $11,093 and $9,574 as of September 30, 2016 and December 31, 2015, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	September 30, 2016	December 31, 2015
Land and building	$2,584	$5,024
Machinery and equipment	23,353	21,683
Furniture and fixtures	2,707	3,414
Computer equipment	5,783	5,304
Leasehold improvements	8,174	7,884
	42,601	43,309
Less: Accumulated depreciation	30,246	30,963
Total property, plant and equipment, net	$12,355	$12,346

Other assets
Other assets is comprised of the following:

	September 30, 2016	December 31, 2015
Deferred income taxes	$35,047	$34,973
Other	604	559
Total other assets	$35,651	$35,532

Other current liabilities

Other current liabilities is comprised of the following:

	September 30, 2016	December 31, 2015
Intangible asset acquisition - Stella Alliance	$3,000	$2,000
Litigation accrual	1,289	3,252
Contingent consideration - acquisitions	717	1,407
Other	6,288	5,756
Total other current liabilities	$11,294	$12,415

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 30, 2016	December 31, 2015
Unrecognized tax benefits (including interest)	$3,009	$3,152
Contingent consideration - acquisitions	3,009	2,296
Deferred revenue	1,370	1,206
Other	2,383	2,900
Total other non-current liabilities	$9,771	$9,554

NOTE 7.   Debt Obligations
On July 25, 2011, the Company issued $60,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2016 (the “Notes”) at par. The Notes were issued pursuant to an indenture, dated as of July 25, 2011, between the Company and Bank of New York Mellon Trust Company, N.A., as Trustee, which includes a form of Note. The Notes provided for the payment of interest semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2012, at an annual rate of 3.75%. Concurrently with the issuance of the Notes, the Company purchased a convertible note hedge and sold a warrant. Each of the convertible note hedge and warrant transactions were entered into with an affiliate of the initial purchaser of the Notes. The convertible note hedge was intended to reduce the potential future dilution to the Company’s common stock associated with the conversion of the Notes. However, the warrant transaction may have a dilutive effect on the Company’s earnings per share to the extent that the price of the Company’s common stock exceeds the strike price of the warrant. The strike price of the warrant is $17.00 per share subject to adjustment in accordance with the terms of the agreement. The warrant has a series of expiration dates beginning October 2016 and ending in January 2017.
On July 15, 2016, the Company redeemed all of its outstanding 3.75% Convertible Senior Notes with an aggregate principle amount of $60,000. Under the terms of the indenture, holders of the Notes were paid cash up to the aggregate principal amount of the notes and were issued shares of common stock for the remainder of the conversion, with any fractional shares paid in cash. The conversion resulted in the issuance of 540 shares of common stock of the Company to the bondholders, but resulted in no dilution to Rudolph shareholders as these shares were covered by the convertible note hedge that was entered into by the Company in 2011 at the time of issuance of the notes.

The following table reflects the net carrying value of the Notes:

	September 30, 2016	December 31, 2015
Convertible senior notes	$—	$60,000
Less: Unamortized interest discount	—	1,893
Less: Unamortized debt issuance costs	—	261
Net carrying value of convertible senior notes	$—	$57,846
The following table presents the amount of interest cost recognized relating to the Notes during the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest coupon	$62	$562	$1,187	$1,687
Amortization of interest discount	100	852	1,893	2,478
Amortization of debt issuance costs	15	112	261	319
Total interest cost recognized	$177	$1,526	$3,341	$4,484

NOTE 8.   Commitments and Contingencies
Warranty Reserves
The Company generally provides a warranty on its products for a period of 12 to 15 months against defects in material and workmanship. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized. The Company’s estimate is based primarily on historical experience. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Settlements of warranty reserves are generally associated with sales that occurred during the 12 to 15 months prior to the quarter-end and warranty accruals are related to sales during the same year.

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended September 30,
	2016	2015
Balance, beginning of the period	$1,894	$1,574
Accruals	2,076	1,937
Less: Usage	1,958	1,651
Balance, end of the period	$2,012	$1,860
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company’s 2015 10-K reflects the status of the Company’s litigation with Integrated Technology Corporation (“ITC”) and Camtek, Ltd. (“Camtek”). The following reflects the material developments during the nine months ended September 30, 2016 with regard to these matters.

Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182 (PHX-ROS): This matter is fully resolved with the sole exception of the issue of remanded attorney’s fees which were set by the U.S. District Court for the District of Arizona (the “AZ District Court”) at $3,252. Subsequent to the Company’s successful appeal before the U.S. Federal Court of Appeals (the “Court of Appeals”), the matter was remanded back to the AZ District Court for a determination of a proper fee award. On October 5, 2016, the AZ District Court issue an order determining that the Company is to pay $1,289 to ITC for its attorney’s fees. The payment shall be secured from the escrow the Company established of $3,252 which is recorded as “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheet at September 30, 2016. The liability of $1,289 was reduced from $3,252 with the benefit recorded in “Research and development” expense and the liability recorded under the caption “Other current liabilities” in the Condensed Consolidated Balance Sheet at September 30, 2016. The balance of the funds in escrow shall be returned to the Company. Upon payment of the court ordered amount, this matter will be closed.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 05-CV-01396 (JRT/FLN): Subsequent to the ruling by the U.S. District Court for the District of Minnesota (the “MN District Court”) in the Company’s favor that Camtek’s Falcon tools continue to infringe the Company’s patent under the revised claim construction of the patent determined by the Court of Appeals, the MN District Court, on February 9, 2015, issued an Order granting the Company’s Motion for Final Judgment, reinstating the original damages and applying prejudgment interest for a total award of $14,512. In addition, the MN District Court issued a permanent injunction against Camtek from “making, using, selling and offering to sell any of its Falcon machines and any machines that are colorable imitations thereof in the United States, intended for sale and use within the United States, until the expiration of the ‘6,298 patent,” which is projected to be in 2020. While, in March of 2015, Camtek filed an appeal with the Court of Appeals challenging the MN District Court’s ruling, the Court of Appeals denied Camtek’s appeal on February 3, 2016, affirming both the infringement ruling and the damages and interest totaling approximately $14,632 assessed against Camtek by the MN District Court, the payment of which is guaranteed by a supersedeas bond. All of Camtek’s rights to appeal the final judgment have expired. On July 22, 2016, the MN District Court ordered that the full amount of the judgment be paid to the Company. With the payment of the final judgment amount on August 11, 2016, this matter has been closed.

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

Rudolph Technologies, Inc. v. Camtek, Ltd., No. 15-CV-1246 (ADM/BRT): On March 12, 2015, the Company filed and served on Camtek a complaint asserting infringement of Rudolph ‘6,298 patent by Camtek’s Eagle product with the MN District Court. On April 21, 2015, the Company filed a Motion for Preliminary Injunction to enjoin Camtek’s sale of the Eagle device in the United States which is currently pending. On or about April 20, 2015, Camtek filed a complaint in the U.S. District Court for the District of New Jersey (the “NJ District Court”) seeking a declaratory judgment challenging the jurisdiction and venue of the Minnesota court and seeking to have the NJ District Court find that the ‘6,298 patent is not infringed and, in the alternative, that the ‘6,298 patent is invalid. On August 26, 2015, the MN District Court ruled that Minnesota jurisdiction was appropriate for this matter while at the same time denying the Company’s Motion for Preliminary Injunction. Camtek’s complaint filed in the NJ District Court was subsequently dismissed. In August of 2016, the MN District Court issued rulings on Summary Judgment Motions which found that Camtek is precluded from a) re-litigating the validity of the ‘6,298 patent and b) opening up for claim construction any terms that were defined in the prior litigation. Claims not defined in the prior litigation may be defined in this case. A trial ready date of April 2017 has been set for this litigation.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of September 30, 2016 was approximately $60,000. The Company terminated a prior credit agreement and entered into a new credit agreement in June 2016. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit to date.

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,169	$11.40
Granted	426	$13.16
Less: Vested	410	$10.81
Less: Forfeited	17	$11.28
Nonvested at September 30, 2016	1,168	$12.25
As of September 30, 2016 and December 31, 2015, there was $9,898 and $8,221 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 3.0 years and 2.6 years for the respective periods.

NOTE 10.   Other (Income) Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Foreign currency exchange losses (gains), net	$553	$(327)	$852	$99
Gain on disposal of property, plant and equipment	(946)	—	(946)	—
Total other (income) expense	$(393)	$(327)	$(94)	$99

NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income before income taxes	$12,970	$10,880	$43,124	$22,633
Provision for income taxes	$3,684	$3,682	$12,298	$7,560
Effective tax rate	28.4%	33.8%	28.5%	33.4%
The income tax provision for the three and nine months ended September 30, 2016 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the three and nine months ended September 30, 2016 compared to the same period for the prior year are primarily due to changes in the mix of forecasted earnings by jurisdictions, an additional IRC Section 199 Manufacturing deduction expected to be generated for the year ended December 31, 2016, the availability of the research and development credit for the full year 2016 as compared to the enactment of the credit in the fourth quarter 2015, offset by utilization of NOL and related valuation allowance on our foreign subsidiary in the third quarter of 2015.
The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against certain of its deferred tax assets of $2,205 as of September 30, 2016 and December 31, 2015.

NOTE 12.   Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the nine months ended September 30, 2016, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 52 and 0, respectively. For the nine months ended September 30, 2015, the weighted average number of stock options and restricted stock units totaling 238 and 0, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2016, diluted earnings per share-weighted average shares outstanding included the effect resulting from assumed conversion of the Notes and warrants. For the nine months ended September 30, 2015 diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants as their impact was anti-dilutive.
The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income	$9,286	$7,198	$30,826	$15,073
Denominator:
Basic earnings per share - weighted average shares outstanding	30,988	31,526	31,082	31,597
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	471	678	435	658
Convertible senior notes - dilutive shares	—	—	138	—
Diluted earnings per share - weighted average shares outstanding	31,459	32,204	31,655	32,255
Earnings per share:
Basic	$0.30	$0.23	$0.99	$0.48
Diluted	$0.30	$0.22	$0.97	$0.47

NOTE 13.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the Condensed Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gains on available-for-sale investments	Accumulated other comprehensive loss (income)
Beginning Balance, December 31, 2015	$2,623	$—	$2,623
Net current period other comprehensive loss (income)	(1,288)	66	(1,222)
Reclassifications	—	—	—
Ending balance, September 30, 2016	$1,335	$66	$1,401

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
The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Systems and Software:
Process Control	$41,485	67%	$39,743	68%	$112,407	63%	$117,675	69%
Lithography	3,846	6%	3,249	6%	15,496	8%	7,095	4%
Software	7,379	12%	6,992	12%	22,581	13%	19,928	12%
Parts	5,973	10%	6,176	10%	19,126	11%	17,627	10%
Services	2,958	5%	2,437	4%	9,094	5%	8,308	5%
Total revenue	$61,641	100%	$58,597	100%	$178,704	100%	$170,633	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
United States	$10,750	$9,455	$23,784	$38,876
Taiwan	18,535	9,035	55,105	38,623
Japan	2,970	2,881	9,071	8,113
China	5,942	6,529	25,591	13,474
South Korea	6,342	2,945	10,191	13,184
Singapore	7,415	10,568	29,341	20,847
Other Asia	1,079	1,571	3,625	2,428
Germany	1,400	8,716	6,331	24,741
Other Europe	7,208	6,897	15,665	10,347
Total revenue	$61,641	$58,597	$178,704	$170,633

The following customers each accounted for more than 10% of total revenues for the indicated periods.

	Nine Months Ended
	September 30,
	2016	2015
Customer A	10.0%	7.4%

NOTE 15.   Share Repurchase Authorization
In January 2015, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the three and nine month periods ended September 30, 2016, the Company repurchased 0 and 615 shares of common stock, respectively, pursuant to the share repurchase authorization. At September 30, 2016, there were 711 shares available for future stock repurchases under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are retired.

The following table summarizes the Company’s stock repurchases for the three and nine month periods ended September 30, 2016 and 2015, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Shares of common stock repurchased	—	468	615	1,401
Cost of stock repurchased	$—	$5,946	$8,044	$17,143
Average price paid per share	$—	$12.70	$13.07	$12.24

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
Results of Operations for the Three and Nine Month Periods Ended September 30, 2016 and 2015
We are a worldwide leader in the design, development, manufacture and support of process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. Rudolph systems are backed by worldwide customer support.
Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project year-over-year capital spending to be flat for 2016. Our revenues and profitability tend to follow the trends of certain segments within the semiconductor market. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The 3-month rolling average North American semiconductor equipment book-to-bill ratio was 1.1 for the month of September 2016, an increase from book-to-bill ratio of 1.0 for the month of June 2016. The book-to-bill ratio was 1.0 for the month of December 2015.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine month period ended September 30, 2016 and for the years ended December 31, 2015, 2014 and 2013, sales to customers that individually represented at least five percent of our revenues accounted for 42.3%, 23.3%, 23.9%, and 41.6% of our revenues, respectively.
We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or a cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems, with one customer accounting for 10.0% of our total revenues for the nine month period ended September 30, 2016. The following table lists the average selling price for our systems:

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
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing. Our revenues of $61.6 million increased 5.2% for the three months ended September 30, 2016 compared to the same period in the prior year when revenues totaled $58.6 million. For the nine month period ended September 30, 2016 and 2015, our revenues totaled $178.7 million and $170.6 million, respectively, representing a year-over-year increase of 4.7%.

The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Systems and Software:
Process Control	$41,485	67%	$39,743	68%	$112,407	63%	$117,675	69%
Lithography	3,846	6%	3,249	6%	15,496	8%	7,095	4%
Software	7,379	12%	6,992	12%	22,581	13%	19,928	12%
Parts	5,973	10%	6,176	10%	19,126	11%	17,627	10%
Services	2,958	5%	2,437	4%	9,094	5%	8,308	5%
Total revenue	$61,641	100%	$58,597	100%	$178,704	100%	$170,633	100%

Total systems and software revenue increased $5.8 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Process control system revenue decreased $5.3 million for the nine months ended September 30, 2016, compared to the same period in the prior year primarily due to lower metrology system sales in the 2016 period. Lithography system revenue increased $8.4 million for the nine months ended September 30, 2016, compared to the same period in the prior year, primarily due to shipment of a JetStep G system in the second quarter of 2016. Software revenue increased $2.7 million for the nine months ended September 30, 2016, compared to nine months ended September 30, 2015, primarily due to increased software licensing sales. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 74% of total revenues for both the three and nine month periods ended September 30, 2016, compared to 69% of total revenues for both the three and nine month periods ended September 30, 2015.  The year-over-year increase in total parts and services revenue for the nine months ended September 30, 2016, is primarily due to increased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $10.5 million are recorded in the Condensed Consolidated Balance Sheets within the captions “Deferred revenue” and “Other non-current liabilities” at September 30, 2016 and primarily consist of $3.1 million for outstanding deliverables and $7.4 million for deferred maintenance agreements.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, excess and obsolete inventory charges and provisions, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, and parts and service margins. Our gross profit was $32.4 million and $95.7 million for the three and nine month periods ended September 30, 2016, compared to $31.9 million and $92.8 million for the same periods in the prior year. Our gross profit represented 52.6% and 53.5% of our revenues for the three and nine month periods ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, gross profit represented 54.5% and 54.4% of our revenues.  The decrease in gross profit as a percentage of revenue for the nine month period ended September 30, 2016 compared to the same period in the prior year is primarily due to change in product sales mix.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $9.3 million and $33.7 million for the three and nine month periods ended September 30, 2016, compared to $10.0 million and $30.9 million for the same periods in the prior year.  Research and development expense represented 15.1% and 18.8% of our revenues for the three and nine month periods ended September 30, 2016, compared to 17.1% and 18.1% of revenues for the prior year periods.  Research and development expenses increased for the nine month period year-over-year due to increased compensation and project costs, partially offset by a reduction of accrued legal fees from a prior judgment.
Selling, General and Administrative.     Our selling, general and administrative expense was $9.9 million and $28.9 million for the three and nine month periods ended September 30, 2016, compared to $9.4 million and $33.4 million for the same period in the prior year.  Selling, general and administrative expense represented 16.1% and 16.2% of our revenues for the three and nine month periods ended September 30, 2016, compared to 16.0% and 19.6% of our revenues for the same period in the prior year.  The year-over-year dollar decrease for the nine month period ended September 30, 2016 in selling, general and administrative expense was primarily due to a decrease in share-based compensation and legal costs.

Other (Income) Expense. Our other (income) expense consists of gains on disposals of property, plant and equipment and net foreign currency exchange (gains) losses. For the nine month period ended September 30, 2016, we recorded other income of $94 thousand, compared to other expense of $99 thousand, for the same period in the prior year. The year-over-year dollar increase in other income for the nine month period ended September 30, 2016 was primarily due to sale of the Flanders, New Jersey, corporate office, partially offset by weakening of local currencies at our foreign operations compared to the U.S. dollar.
Income Taxes.  We recorded an income tax provision of $3.7 million and $12.3 million, respectively, for the three and nine month periods ended September 30, 2016. Our effective tax rate of 28.5% differs from the statutory rate of 35% for the nine month period ended September 30, 2016 primarily due to a projected IRC Section 199 manufacturing deduction, additional foreign tax credits generated and the availability of the research and development credit in 2016. For the three and nine month periods ended September 30, 2015, we recorded an income tax provision of $3.7 million and $7.6 million, respectively.
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
Litigation. During the nine months ended September 30, 2016, we recorded income and received cash from a patent litigation judgment of $14.6 million in conjunction with the final court ruling in the patent infringement litigation case against Camtek, Ltd. (“Camtek”) with the expiration of all opportunities to appeal. As discussed in Part I, Item 3. “Legal Proceedings” of our 2015 10-K and Note 8 in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are subject to separate legal proceedings and claims, which include, among other things, our litigation with Camtek.
Liquidity and Capital Resources
At September 30, 2016, we had $123.3 million of cash, cash equivalents and marketable securities and $226.3 million in working capital.  At December 31, 2015, we had $161.5 million of cash, cash equivalents and marketable securities and $197.3 million in working capital.
Operating activities provided $30.8 million in net cash and cash equivalents for the nine month period ended September 30, 2016.  The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2016 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges, of $43.9 million, partially offset by changes in operating assets and liabilities of $13.1 million. Operating activities provided $22.6 million in net cash and cash equivalents for the nine month period ended September 30, 2015. The net cash and cash equivalents provided by operating activities during the nine month period ended September 30, 2015 was primarily a result of a net income, adjusted to exclude the effect of non-cash operating charges, of $31.0 million, partially offset by changes in operating assets and liabilities of $8.4 million.
Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2016 of $30.3 million was due to proceeds from sales of marketable securities of $141.9 million and $1.2 million due to proceeds from sale of property, plant and equipment, partially offset by the purchase of marketable securities of $110.3 million and capital expenditures of $2.5 million.  Net cash and cash equivalents used in investing activities during the nine month period ended September 30, 2015 of $13.5 million was due to the purchase of marketable securities of $183.7 million, purchase of intangible assets of $3.0 million and capital expenditures of $2.2 million, partially offset by the proceeds from sales of marketable securities of $175.5 million.
Net cash and cash equivalents used in financing activities during the nine month period ended September 30, 2016 of $68.6 million was due primarily to the payment for redemption of the senior convertible debt of $60.0 million, repurchase of shares of our common stock of $8.0 million and tax payments related to shares withheld for share-based compensation plans of $1.6 million, partially offset by tax benefit and proceeds from sales of shares through share-based compensation plans of $1.1 million. For the nine month period ended September 30, 2015, financing activities used $19.0 million, resulting primarily from the repurchases of shares of our common stock of $17.1 million and tax payments related to shares withheld for share-based compensation plans of $1.9 million, partially offset by tax benefit and proceeds from sales of shares through share-based compensation plans of $0.2 million. For further information about the redemption of the senior convertible debt, see Note 7 in the accompanying condensed consolidated financial statements.
In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the nine months ended September 30, 2016, we repurchased 0.6 million shares of common stock. At September 30, 2016, 0.7 million shares remained available for future stock repurchase under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are being retired. For further information, see Note 15 in the accompanying condensed consolidated financial statements.
We have a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities we have with the bank. We are permitted to borrow up to a percentage of the value of the marketable securities held at the time the line of credit is accessed. We terminated a prior credit agreement and entered into a new credit agreement in June 2016. The credit agreement is available to us until such time that either party terminates the arrangement at their discretion. We have not utilized the line of credit to date.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal bonds and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of September 30, 2016, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, China and Japan.  Our international subsidiaries and branches operate primarily using local functional currencies.  The intercompany transactions denominated in U.S. dollars appearing on the financial statements of the subsidiaries and branches are remeasured at each quarter-end resulting in gains and losses which are reflected in net income.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign operations at September 30, 2016 would have affected the foreign-currency-denominated non-operating expenses of our foreign operations by approximately $4.5 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other (income) expense” in the Condensed Consolidated Statements of Operations for each reporting period. As of September 30, 2016, we had sixteen forward contracts outstanding with a total notional contract value of $5.2 million. We do not use derivative financial instruments for trading or speculative purposes.

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
Conclusions
As of September 30, 2016, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the nine months ended September 30, 2016, the Company repurchased approximately 0.6 million shares of common stock. At September 30, 2016, 0.7 million shares remained available for future stock repurchase under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are being retired. For further information, see Note 15 in the accompanying condensed consolidated financial statements.
In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the three months ended September 30, 2016, net share settlements were immaterial. During the nine months ended September 30, 2016 we withheld 122 thousand shares through net share settlements, at a cost of $1.6 million. Please refer to Note 9 in the accompanying condensed consolidated financial statements for further additional information regarding our share-based compensation plans.
The following table provides details of common stock purchased during the three month period ended September 30, 2016 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1, 2016 - July 31, 2016	0.3	$15.54	—	711
August 1, 2016 - August 31, 2016	—	$—	—	711
September 1, 2016 - September 30, 2016	0.2	$17.47	—	711
Three months ended September 30, 2016	0.5	$16.16	—	711

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

Rudolph Technologies, Inc.
Date:	November 8, 2016	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	November 8, 2016	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Michael P. Plisinski, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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