Form 10-K
period 2016-12-31
RUDOLPH TECHNOLOGIES INC
filed 2017-02-16
CIK 1094392

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________
FORM 10-K
_____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2016 of $15.53 was approximately $468,614,163.
The registrant had 31,238,967 shares of Common Stock outstanding as of January 25, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 17, 2017.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements, including those concerning our business momentum and future growth, the benefit to customers and market acceptance of our products and customer service, our ability to deliver both products and services consistent with our customers’ demands and expectations and strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on our largest customers for a significant portion of our revenue and anticipated trends and developments in and management plans for, our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.
The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected, among other factors, by general economic conditions, seasonality, growth rates in the semiconductor manufacturing industry and in the markets served by our customers, and the global economic and political climates; difficulties or delays in product functionality or performance; the delivery performance of sole source vendors; the timing of future product releases; failure to respond adequately to either changes in technology or customer preferences; changes in pricing by us or our competitors; our ability to manage growth; changes in management; risk of nonpayment of accounts receivable; changes in budgeted costs; our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments; our ability to open new market opportunities and target high-margin markets; the strength/weakness of the back-end and /or front-end semiconductor market segments; our ability to successfully integrate acquired businesses, into our business and fully realize, or realize within the expected time frame, the expected combination benefits from any such acquisition; and the “Risk Factors” set forth in Item 1A. You should carefully review the cautionary statements and “Risk Factors” contained in this Annual Report on Form 10-K. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission.

PART I

Item 1.	Business.

General
Rudolph Technologies, Inc. (“Rudolph” or the “Company”) is a worldwide leader in the design, development, manufacture and support of process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software used by microelectronics device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions to enhance productivity and achieve significant cost savings. Rudolph systems are backed by worldwide customer service and applications support.
Rudolph continues to drive the technological innovation of its inspection and metrology products to deliver solutions that address the demanding needs across the front-end and back-end processes of semiconductor manufacturing. In 2016, Rudolph unveiled a new inspection suite that includes high-resolution inspection for front- and back-end applications (Firefly™ series) and high-speed two-dimensional (2D) inspection (Dragonfly™ system). The Firefly series features Clearfind™ Technology, a patented technique for enhancing the detection of defects that often escape conventional illumination techniques by fluorescing organic materials, thereby reducing a source of yield-robbing interconnect failures.
As advanced packaging continues to drive process development in the semiconductor industry, the demand for lower cost with higher performance has driven manufacturers to develop innovative solutions. One new approach to reducing overall cost is to switch from (round) wafers to a larger-size rectangular panel format. Research group Yole Developpement describes the cost advantages and economy of scale benefits as key enablers propelling the growth of advanced packaging processes such as fan-out, interposers and embedded die panel packages. Rudolph is poised to play an integral role in this transition with its panel lithography and inspection solutions.
The need for more process monitoring and control continues to increase for semiconductor and related industries. Predictive analytics can lower maintenance costs, rate of scrap wafers, unscheduled tool downtime and material costs. Rudolph’s established fault detection and classification software, which is incorporated into tools manufactured Veeco Instruments, allows customers to seamlessly turn equipment data into actionable operational information. This collaboration is designed to enhance etch and deposition tool performance.

Industry Trends
Advanced Packaging refers to a series of technology that enables the miniaturization of electronic products, such as portable consumer devices, including smartphones and laptops. In electronics manufacturing, integrated circuit packaging is the final stage of semiconductor device fabrication, in which the tiny block of semiconducting material (die) is encased in a supporting package that provides an external electrical connection and prevents physical damage and corrosion.  Packaging refers loosely to the conductors and other structures that interconnect the semiconductor circuits, feed them with electric power, discharge their heat and protect them from damage.  Today, the drive to pack more functions into a small space and reduce their power requirements demands that chip packages do much more than ever before. Examples of advanced packaging are varied and include flip-chip bumping, pillar bumping, wafer-level chip scale packaging and 3D packaging.
One technology used in advanced packaging is the 3D integration of semiconductors and other devices. The technology involves stacking individual die or wafers in one integrated housing. Through-silicon vias (TSV, 3D stacking) are the interconnects that allow communication among the individually stacked components. This offers the advantages of shorter signal paths and in turn reduced power consumption, enhanced bandwidths, integration of heterogeneous components such as sub-chips, smaller surface area and reduced expense. The processes required for 3D integration are still being optimized for yield, and to ensure the functioning of individual microchips.
Fan-out on wafer/panel level is another advanced packaging technology that is being used within the industry as the next disruptive technology for several reasons. First, it simplifies the manufacturing process by eliminating the need for micro bumps, C4 bumps, through-silicon via (TSV) and interposers. Next, it improves cost by eliminating the need for a substrate, which accounts for 35 percent of the packaging cost. Lastly, the technology is being considered as the vehicle for next generation uses such as multiple die packages and may even extend into package on package formats. Because of its low form factor, it is seen within the industry as essential for mobile and wearable products.
The current and projected adoption of smart mobile devices with designed-in capability to enable multiple functions in a single device continues to grow. In reality, there are no longer single function devices, but instead, a combined single device provides multiple functions. For example, smartphone users no longer need a separate GPS, digital camera and PDA. Aided by a myriad of available “apps,” the potential uses seem endless. As a result, these added functions in mobile products are driving semiconductor advanced packaging and display manufacturers to implement next-generation technologies to meet these requirements. These technology shifts are creating multiple opportunities for Rudolph solutions.
Panel Manufacturing. In order to meet the growing demand at reduced average selling price, manufacturers are looking to scalable technology. Advanced packaging facilities looking to improve Cost of Ownership (“COO”) and increase productivity are transitioning to large rectangular panels ranging up to Gen 3.5 (approximately 650mm x 720mm). Traditional technology has been limited to standard wafer sizes (200mm, 300mm). However, with companies progressively moving to larger area packages, they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, Rudolph is optimally positioned to capitalize on the emerging market of high volume panel manufacturing. The JetStep

S Series, having emerged from the flat panel display market, is readily capable of processing both glass and organic laminate panels in the semiconductor advanced packaging market. The Firefly S Series, designed for high resolution inspection, provides a combination of defect sensitivity and substrate flexibility in a single platform. It reduces capital investment requirements and provides a reliable pathway to transition from wafer to panel-based processes.

Technology
We believe that our expertise in engineering and our continued investment in research and development enable us to rapidly develop new technologies and products in order to quickly respond to emerging industry trends. The breadth of our technology enables us to offer a diverse combination of process and process control solutions. Unique features have been designed into our lithography systems to meet our customers’ changing process requirements. Our metrology and inspection technologies provide process control for the majority of wafers processed today in semiconductor manufacturing. In front-end processes, thin film metrology and defect detection and classification technologies allow yield enhancement for critical processes such as photolithography, diffusion, etch, CMP and outgoing quality control. Within the final manufacturing (back-end) processes, advanced macro defect inspection provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality. Lastly, we turn all of the data gathered into useful knowledge for our customers to make yield-enhancing decisions.
Process Control Business
Macro Defect Inspection. Chip manufacturers deploy advanced macro defect inspection throughout the fab to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the F30™ and NSX inspection systems are found in wafer processing (front-end) and final manufacturing (back-end) facilities around the world. These high-speed tools incorporate features such as waferless recipe creation, tool-to-tool correlation and multiple inspection resolutions. In addition, to wafer frontside inspection, Rudolph’s innovative Explorer® Platform allows wafer edge and backside inspection in one integrated platform to enhance productivity and continuously improve fab yield. Using Discover® yield management software, the vast amounts of data gathered through automated inspection can be analyzed and classified to determine trends that ultimately affect yield.
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
Residue Detection. Residue is difficult or impossible to see with conventional white light imaging techniques. Residue contaminants are often the root cause of field failures, which occur after the material has been exposed to normal operating conditions for extended periods. Rudolph’s new Clearfind™ technology highlights residue on bumps and bond pads or at the bottoms of vias so that they are easy to detect. On metals, it eliminates the high-contrast graininess seen under conventional illumination, resulting in an obvious defect signal against a featureless background. This same graininess in conventional imaging can also cause false positives, which are especially costly at this stage of the process where the sunk cost of unnecessarily rejected good product is high. Finally, Clearfind technology readily detects shorts and opens in metal lines when inspected with an underlying organic layer.
 Automated Defect Classification and Pattern Analysis. Automating the defect detection and classification process is best done by a system that can mimic, or even extend, the response of the human eye, but at a much higher speed, with higher resolution and more consistency. To do this, our systems capture full-color whole wafer images using simultaneous dark and bright field illumination. The resulting bright and dark field images are compared to those from an “ideal” wafer having no defects. When a difference is detected, its image is broken down into mathematical vectors that allow rapid and accurate comparison with a library of known classified defects stored in the tool’s database. Patented and proprietary enhancements of this approach enable very fast and highly repeatable image classification. The system is pre-programmed with an extensive library of default local, global and color defects and can also absorb a virtually unlimited amount of new defect classes. This allows customers to define defects based on their existing defect classification system, provides more reliable automated rework decisions and enables more accurate statistical process control data. Reviewing defects off-line enables automated inspection systems to maintain their utilization for high throughput inspection. Using defect image files captured by automated inspection systems, operators are able to view high-resolution defect images to determine defects that cause catastrophic failure of a device, or killer defects. Combining the review process with classifying defects enables faster analysis by grouping defects found together as one larger defect, a scratch for example, and defects of similar types across a wafer lot to be grouped based on size, repeating defects and other user-defined specifications.
 Yield Analysis. Using wafer maps, charts and graphs, the vast amounts of data gathered through automated inspection can be analyzed to determine trends across bumps, die, wafers and lots. This analysis may determine where in the process a variation is being introduced, allowing for enhancements to be made, thus yields improved. Defect data analysis is performed to identify, analyze and locate the source of defects and other manufacturing process excursions. Using either a single wafer map or a composite map created from multiple wafer maps, this analysis enables identification of defect patterns and distribution. When combined with inspection data from strategically-placed inspection points, this analysis may pinpoint the source of the defects so corrective action can be taken.
 Probe Card Test and Analysis. The combination of Fast 3D-OCM® (optical comparative metrology) Technology with improved testing accuracy and repeatability is designed to reduce total test time for even the most advanced large area probe cards. The 3D capabilities enable users to analyze probe marks and probe tips in a rapid and information-rich format.
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
Opaque Film Metrology. The MetaPULSE® System gives customers the ability to simultaneously measure the thickness and other properties of up to six metal or other opaque film layers without contacting in a non-destructive manner on product wafers. PULSE Technology uses an ultra-fast laser to generate sound waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, sending back to the surface an echo that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can measure opaque thin-film stacks non-destructively with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures. The MetaPULSE System, used mainly for fast and accurate measurements of metal interconnect in front-end wafer processing applications, has now been chosen by back-end manufacturers to perform system measurements in new process applications, driven by the need for on-product metrology as feature sizes decrease and pattern densities increase.
Ellipsometry. Ellipsometry is a non-contact, non-destructive optical technique for transparent thin film measurement. We have been an industry leader in ellipsometry technology for the last three decades. We hold patents on several ellipsometry technologies, including our proprietary technique that uses four lasers for multiple-angle of incidence, multiple wavelength ellipsometry. Laser ellipsometry technology enables our transparent film systems to provide the increasingly higher level of accuracy needed as thinner films and newer materials are introduced for future generations of semiconductor devices. We extended this same optical technology to characterize the scatterometry signal from patterned surfaces, allowing measurement of critical dimensions.
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
Lithography Business
Step and Repeat Technology. Rudolph steppers use projection optics to expose circuit patterns from a mask or reticle onto a substrate to achieve images with optimal fidelity. These systems employ light from a mercury arc lamp that is transmitted through a mask or reticle containing display circuit patterns. Substrates are aligned on the system and the mask is imaged through a projection lens in photoresist material coated on the substrate. The substrate is then moved, or “stepped,” to a second position to expose an adjacent area. Images can be “stitched” together precisely to form larger circuit patterns without any noticeable change in circuit performance. The system repeats the step and exposure process until the entire substrate is patterned. Once the exposure process has been completed, the substrate is developed with an alkali solution to reveal the underlying material. The imaged photoresist serves as a stencil barrier that allows for the processing of the underlying metal or insulating layers. The substrates then continue through the etching, stripping and deposition processes until multi-layer circuits are completed.
Advanced Packaging Lithography Systems. In order to deal with increased input/output (“I/O”) resulting from devices with enhanced functionality, power efficiency and higher frequency, integrated device manufacturers (“IDMs”) and outsourced semiconductor assembly and test facilities (“OSATs”) must improve the lithography capabilities for their advanced packaging technologies. However, the associated substrates and processes are significantly different than those used in front-end wafer processing. For advanced packaging, the lithography system must meet the performance required for finer features. Additionally, since most packaging is an additive process, thick films are used to enable the creation of features. In order for equipment to effectively function in this environment, it must overcome these challenges. Rudolph’s JetStep Systems have been specifically designed to meet these challenges head on. The JetStep W Series is designed for wafers and other round substrates while the JetStep S Series is designed for rectangular substrates (panels). Both systems boast a large printable field, which when combined with user-selectable wavelength options, maximizes throughput while not limiting resolution when needed. High fidelity optics are able to image the fine features required while at the same time achieving superior depth of field to minimize non-flatness effects. On-the-fly auto focus and an innovative reticle management system improve yield and utilization. These features result in a revolutionary lithography system specifically designed to meet advanced packaging challenges.
Flat Panel Display (“FPD”) Lithography. A critical aspect of any leading mobile device is the display. The display serves as the window to the user. Therefore, it must effectively present graphics such as detailed maps, high resolution photos and streaming video in order to provide an enhanced user experience. To accomplish this, the display transistor backplane, which is what controls the individual pixels, must operate at a high frequency and not limit the pixel resolution.  As a result, the transistors must have high mobility and only use a small portion of the pixel aperture. The backplane is manufactured on a sheet of glass; like the packaging substrate, it is non-flat and tends to distort further during processing. Additionally, the displays are getting larger. Manufacturers are looking to utilize larger glass substrates, making throughput a challenge for the lithography equipment.  To overcome this, Rudolph’s JetStep G Series uses high-fidelity optics and the largest printable stepper field available enabling more displays per shot. This feature, combined with on-the-fly auto-focus and magnification compensation, maximizes throughput and yield.  Finally, our patented grid stage allows the system to be easily configurable to meet the customer desired substrate size.

Integrated Software Solutions
Process Control Software. We provide a wide range of advanced process control solutions, all designed to improve factory profitability, including run-to-run control, fault detection, classification and tool automation. Rudolph is a leading provider of Process Control Software in the semiconductor industry. Advanced process control (APC) employs software to automatically detect or predict tool failure (fault detection) as well as calculate recipe settings for a process that will drive the process output to target despite variations in the incoming material and disturbances within the process equipment. Process control software enables the factory to increase capacity and yield while decreasing rework and scrap. It enables reduced production costs by lowering consumables, process engineering time and manufacturing cycle time.
Yield Management Software. Semiconductor manufacturers use YMS to obtain valuable process yield and equipment productivity information. The data necessary to generate productivity information comes from many different sources throughout the fab: inspection and metrology systems, tool sensors, tool recipes, electrical tests and the fab environment. As the complexity and cost of manufacturing processes increase, the value of faster, better analysis to support critical manufacturing decisions grows. As a result, customers are demanding robust yield management systems that can analyze large, complex data sets quickly and effectively. Rudolph’s fully-integrated YMS are designed to analyze data from disparate sources and multiple sites to maximize productivity across the entire value chain.

Products
Rudolph markets and sells products to major logic, memory, data storage, flat panel, application-specific integrated circuit (“ASIC”) device and packaging manufacturers. Our customers rely on us for versatile inspection, lithography and metrology systems as well as process control software solutions. These products are designed for high-volume production facilities and offer automated wafer handling for 200mm, 300mm and 450mm configurations. Our systems operate at high throughput in ultra-clean operation with high reliability.

		PROCESS CONTROL SYSTEMS
				Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
AMX™ 6000 Series	2011	—	Automated mask blank inspection system	X
AWX™ Series	2011	—	Unpatterned wafer inspection and process monitoring system	X	X
B30™ Inspection Module	2003	—	Defect inspection module for the wafer’s backside	X	X
E30™ Inspection Module	2003	—	Defect inspection module for the wafer’s edge	X	X
Explorer® Inspection Platform	2009	—	Handling platform that supports a family of multi surface inspection tools, using one or more inspection modules	X
F30™ Inspection Module	2011	—	Front-side macro defect inspection system	X
Firefly™ Inspection Series	2016	—	Sub-micron defect and residue inspection	X	X

		PROCESS CONTROL SYSTEMS
				Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
MetaPULSE® System	1997	—	Opaque (metal) thin film metrology system	X	X
NSX® Inspection System	1997	—	2D/3D wafer, die and bump inspection system		X
PrecisionWoRx® System	2008	—	Probe card test and analysis system		X
Reflex TT™ System	2000	—	Manual load bare wafer inspection system	X
Reflex TT™ MBI System	2004	—	Manual load mask inspection system	X
S3000™ System	2006	—	Transparent thin film metrology system	X
SONUS® System	2014	—	Acoustic thick film metrology and defect inspection system		X
Wafer Scanner™ Inspection System	1999	—	2D/3D bump dimensional inspection		X

		LITHOGRAPHY SYSTEMS
				Type of Fab
	First			Flat Panel	Final
Product	Introduced		Functionality	Display	Manufacturing
JetStep® W Lithography System	2012	—	2x reduction step and repeat system for advanced packaging applications on wafers or round substrates		X
JetStep® S Lithography System	2013	—	2x reduction step and repeat system for advanced packaging lithography on square or rectangular substrates up to Gen 3.5 size		X
JetStep® G35 FPD Lithography System	2006	—	Step and repeat lithography printer for Gen 3.5 substrates	X
JetStep® G45 FPD Lithography System	2007	—	Step and repeat lithography printer for Gen 4.5 substrates	X

		INTEGRATED SOLUTIONS SOFTWARE
				Type of Fab
	First			Wafer	Final
Product	Introduced	Functionality		Processing	Manufacturing
AutoShell® Software	1998	—	Equipment and factory automation software	X	X
ControlWORKS® Software	1994	—	Advanced equipment control software	X
Discover® Software	2007	—	Tool-centric yield management system	X	X
Discover® Enterprise Software	2005	—	Fabwide yield management system	X	X
Equipment Sentinel™ Software	2015	—	Fault detection and classification software	X	X
GateWay™ Software	2003	—	Data collection and facilitation to FDC software	X	X
Process Sentinel® Software	2006	—	Fabwide spatial process control system	X
ProcessWORKS® Software	1998	—	Run-to-run process control software	X
RecipeWORKS™ Software	1998	—	Factory-level client-server based recipe management system	X	X
TrueADC® Enterprise Software	2007	—	Automatic defect classification software	X	X
Yield Optimizer™ Software	2006	—	Yield enhancement model software	X
Genesis® Software	1997	—	Off-line yield management system	X

Customers
Over 100 microelectronic device manufacturers have purchased Rudolph tools and software for installation at multiple sites. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in 20 countries. See Note 13 to our consolidated financial statements in this Annual Report on Form 10-K for information concerning our geographic information.
 We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2016, 2015 and 2014, sales to end user customers that individually represented at least five percent of our revenues accounted for 34.5%, 23.3% and 23.9% of our revenues, respectively.
No individual end user customer accounted for more than 10% of our revenue in 2016, 2015 and 2014. We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

Research and Development
The markets for equipment and systems for manufacturing semiconductor devices and for performing macro-defect inspection, advanced packaging lithography and thin film transparent and opaque process control metrology are characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. As of December 31, 2016, we employed 184 research and development personnel.

Our research and development expenditures in 2016, 2015 and 2014 were $45.0 million, $41.2 million and $40.6 million, respectively. We expect to continue our strong commitment to new product development and continue to allocate significant resources to these efforts in the future.

Sales, Customer Service and Application Support
We maintain an extensive network of direct sales, customer service and application support offices in the United States, Europe and Asia.
We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers’ operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our training facilities in Bloomington, Minnesota and Budd Lake, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations. As of December 31, 2016, we employed 251 sales and marketing, service and applications support personnel.

Manufacturing
Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facilities in Bloomington, Minnesota and Wilmington, Massachusetts. Our core manufacturing competencies include electrical, optical and mechanical assembly and testing, as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We continue to rely on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner. As of December 31, 2016, we employed 79 manufacturing personnel.
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

Intellectual Property
We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2016, we have been granted, or hold exclusive licenses to, 268 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2017 to 2035. We also have 87 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of macro-defect detection and classification, transparent thin film measurement, altered material characterization, lithography techniques and automation.
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

Backlog
We schedule production of our systems based upon order backlog and informal customer forecasts. We include in backlog only those orders to which the customer has assigned a purchase order number and for which delivery is anticipated within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2016, we had a backlog of approximately $41.6 million compared with a backlog of approximately $54.0 million at December 31, 2015.

Employees
As of December 31, 2016, we had 579 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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
Our largest customers account for a significant portion of our revenues, and our revenues and cash flows could significantly decline if one or more of these customers were to purchase significantly fewer of our systems or they delayed or canceled a large order
Sales to end user customers that individually represent at least five percent of our revenues typically account for, in the aggregate, a considerable amount of our revenues. We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if they delay or cancel a large order, our revenues and cash flows could significantly decline. We expect that we will continue to depend on a small number of large customers for a significant portion of our revenues. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.
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

The Organization for Economic Co-operation and Development, or OECD, released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting, or BEPS, an initiative that aims to standardize and modernize global tax policy. Depending on the final form of guidance adopted by OECD members and legislation ultimately enacted, if any, there may be significant consequences for us due to our international business activities.
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

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers
On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These regulations require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. Our most recent such report was filed with the SEC on May 27, 2015. These regulations could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.
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
Our stock price is volatile
The market price of our common stock has fluctuated widely. From the beginning of 2012 through the end of 2016, our stock price fluctuated between a high of $24.45 per share and a low of $8.09 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Budd Lake, New Jersey	Corporate, Engineering and Service	49,000	2023
Bloomington, Minnesota	Engineering, Manufacturing and Service	98,500	2019
Tewksbury, Massachusetts	Engineering and Service	7,000	2017
Wilmington, Massachusetts	Corporate, Engineering, Manufacturing and Service	43,000	2019
Richardson, Texas	Engineering	21,000	Owned
Bohemia, New York	Engineering	6,000	2019
Snoqualmie, Washington	Engineering and Service	27,000	2020
Newbury Park, California	Engineering and Service	3,000	2017
Tianjin, China	Engineering	5,000	2017
Hsin-Chu, Taiwan	Sales and Service	10,500	2017
Takatsu, Japan	Sales and Service	3,500	2017
Sungnam-si, South Korea	Sales and Service	9,000	2017
Shanghai, China	Sales and Service	2,500	2019
Singapore	Sales and Service	2,500	2019
Scotland, United Kingdom	Sales and Service	1,000	2018
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

Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182 (PHX-ROS): The sole remaining issue in this case was the determination and payment of remanded attorney’s fees which were initially set by the U.S. District Court for the District of Arizona (the “AZ District Court”) at $3.3 million. Subsequent to our successful appeal before the U.S. Federal Court of Appeals, the matter was remanded back to the AZ District Court for a determination of a proper fee award. On October 5, 2016, the AZ District Court issued an order determining that we are to pay $1.3 million to ITC for its attorney’s fees. The payment was made in November of 2016 and this matter is now closed.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 05-CV-01396 (JRT/FLN): Subsequent to the ruling by the U.S. District Court for the District of Minnesota (the “MN District Court”) in our favor that Camtek’s Falcon tools continue to infringe our patent under the revised claim construction of the patent determined by the Court of Appeals, the MN District Court, on February 9, 2015, issued an Order granting our Motion for Final Judgment, reinstating the original damages and applying prejudgment interest for a total award of $14.5 million. In addition, the MN District Court issued a permanent injunction against Camtek from “making, using, selling and offering to sell any of its Falcon machines and any machines that are colorable imitations thereof in the United States, intended for sale and use within the United States, until the expiration of the ‘6,298 patent,” which is projected to be in 2020.

While, in March of 2015, Camtek filed an appeal with the Court of Appeals challenging the MN District Court’s ruling, the Court of Appeals denied Camtek’s appeal on February 3, 2016, affirming both the infringement ruling and the damages and interest totaling approximately $14.6 million assessed against Camtek by the MN District Court, the payment of which is guaranteed by a supersedeas bond. All of Camtek’s rights to appeal the final judgment have expired. On July 22, 2016, the MN District Court ordered that the full amount of the judgment be paid to us. With the payment of the final judgment amount on August 11, 2016, this matter has been closed.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 11-CV-03707 (MJD/TNL): A lawsuit against Camtek, Ltd., of Migdal Hamek, Israel, was filed by us in 2011 alleging infringement of its U.S. Patent No. 7,729,528 related to our proprietary continuous scan wafer inspection technology. Camtek filed an inter partes reexamination petition with the U.S. Patent and Trademark Office (the “PTO”) on January 19, 2012 asserting that certain claims of the patent are unpatentable. In the course of this proceeding the PTO issued a final determination that 35 claims of the patent were valid and 18 claims were rejected.  We appealed the PTO’s rejection of the 18 claims to the US. Court of Appeals.  On December 22, 2016, the U.S. Court of Appeals for the Federal Circuit reversed the PTO’s rejection of three of the 18 patent claims and affirmed the PTO’s rejection of nine of the 18 patent claims. The appeal of the remaining six patent claims was dismissed for procedural reasons. Thus, 38 claims are available to be asserted under the ‘528 patent in this lawsuit. During the pendency of the reexamination process, the parties have stipulated that the lawsuit be stayed. With resolution of Camtek’s petition, it is intended to lift the stay in the lawsuit in Q1 2017.

Rudolph Technologies, Inc. v. Camtek, Ltd., No. 15-CV-1246 (ADM/BRT): On March 12, 2015, we filed and served on Camtek a complaint asserting infringement of Rudolph’s U.S. Patent No. 6,826,298 by Camtek’s Eagle product with the U.S. District Court in Minnesota. The ‘6,298 patent is also related to our proprietary continuous scan wafer inspection technology and was the subject of Rudolph’s prior litigation against the Camtek Falcon system (the “Falcon Litigation”) in which Rudolph prevailed with a final judgment of infringement and damages of $14.6 million assessed against Camtek. On April 21, 2015, we filed a Motion for Preliminary Injunction to enjoin Camtek’s sale of the Eagle device in the United States. On or about April 20, 2015, Camtek filed a complaint in the U.S. District Court in New Jersey seeking a declaratory judgment challenging the jurisdiction and venue of the Minnesota District Court and seeking to have the New Jersey District Court find that the ‘6,298 patent is not infringed and, in the alternative, that the ‘6,298 patent is invalid. On August 26, 2015, the U.S. District Court in Minnesota ruled that Minnesota jurisdiction was appropriate for this matter while at the same time denying our Motion for Preliminary Injunction. Camtek’s complaint filed in the U.S. District Court in New Jersey was subsequently dismissed. On August 8, 2016 the Minnesota District Court issued an order regarding motions for partial summary judgment which we had filed in March of 2016 granting (i) that the ‘6,298 patent is valid and Camtek is precluded from contesting its validity at trial, and (ii) that the claim constructions adopted in the Falcon Litigation for four terms are entitled to a preclusive effect and will apply in the course of the present litigation. The Minnesota District Court also ruled that three phrases not subject to claim construction in the Falcon Litigation may be defined in the present case. This matter is currently ongoing in the U.S. District Court in Minnesota with no trial date set.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index, the Research Data Group (RDG) Semiconductor Components Composite Index and a custom peer group for the period commencing on December 31, 2011 and ending on December 31, 2016. The peer group is comprised of capital equipment manufacturers for the semiconductor industry with relatively comparable revenues and market capitalizations to that of the Company. The peer group was recommended by a global management consulting firm. The companies included in the peer group are Advanced Energy Industries, Inc., Axcelis Technologies, Inc., AXT, Inc., Brooks Automation, Inc., Cabot Microelectronics Corporation, Cohu, Inc., EMCORE Corporation, FormFactor, Inc., MKS Instruments, Inc., Nanometrics, Incorporated, PDF Solutions, Inc., Ultratech, Inc., Veeco Instruments, Inc. and Xcerra Corporation. FEI Company and Mattson Technology, Inc. were each acquired in 2016 and are excluded from the peer group for 2016 and retroactively.
The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing.
The graph assumes that $100 was invested on December 31, 2011 in the Company’s common stock in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rudolph Technologies, Inc., the NYSE Composite Index,
the RDG Semiconductor Composite Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
0
12/11
12/12
12/13
12/14
12/15
12/16
Rudolph Technologies
NYSE Composite
RDG Semiconductor Composite
Peer Group

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
Rudolph Technologies, Inc.	100.0	145.1	126.8	110.5	153.6	252.2
NYSE Composite	100.0	116.0	146.5	156.4	150.0	167.9
RDG Semiconductor Composite	100.0	101.6	137.3	170.9	153.1	206.3
Peer Group	100.0	111.4	136.5	141.4	128.9	203.8

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NYSE.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2016
First Quarter	$14.01	$11.17
Second Quarter	$15.69	$12.84
Third Quarter	$18.00	$15.04
Fourth Quarter	$24.45	$16.80
Year Ended December 31, 2015
First Quarter	$12.77	$9.71
Second Quarter	$13.84	$10.91
Third Quarter	$13.65	$10.71
Fourth Quarter	$15.06	$11.91

As of January 25, 2017, there were 62 stockholders of record of our common stock and approximately 6,762 beneficial stockholders. The closing market value of our common stock on January 25, 2017 was $23.40 per share.
We have never declared or paid a cash dividend on our common stock and currently do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain our earnings, if any, for the development of our business and the share repurchase of our common stock. The declaration of any future dividends by us is within the discretion of our Board of Directors and will be dependent on our earnings, financial condition and capital requirements as well as any other factors deemed relevant by our Board of Directors.
In January 2015, the Board of Directors authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the twelve months ended December 31, 2016, we repurchased 615 thousand shares of common stock. At December 31, 2016, there were 711 thousand shares available for future stock repurchases under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are retired. For further information, see Note 15 in the accompanying consolidated financial statements.
In addition to the our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and twelve months ended December 31, 2016, we withheld 1 thousand and 123 thousand shares through net share settlements, respectively.  For the three and twelve month periods ended December 31, 2016 net share settlements cost fifteen thousand and $1.6 million, respectively. Please refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plan.
The following table provides details of common stock purchased during the three month period ended December 31, 2016 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2016 to October 31, 2016	1	$17.74	—	711
November 1, 2016 to November 30, 2016	—	$—	—	711
December 1, 2016 to December 31, 2016	—	$—	—	711
Three Months Ended December 31, 2016	1	$17.74	—	711

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K, and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2016 and 2015 and the statement of operations data for the years ended December 31, 2016, 2015 and 2014 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of 2014, 2013 and 2012, and the statement of operations data for the years ended December 31, 2013 and 2012 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$232,780	$221,690	$181,218	$176,238	$218,486
Cost of revenues	109,229	102,284	85,730	85,506	102,811
Gross profit	123,551	119,406	95,488	90,732	115,675
Operating expenses:
Research and development	44,964	41,233	40,576	39,994	39,331
Selling, general and administrative	38,562	43,235	53,799	41,542	40,225
Amortization	2,320	2,145	2,422	2,592	1,853
Patent litigation judgment	(14,643)	—	—	—	—
Total operating expenses	71,203	86,613	96,797	84,128	81,409
Operating income (loss)	52,348	32,793	(1,309)	6,604	34,266
Interest expense	2,834	5,688	5,317	5,079	4,377
Other (income) expense	(354)	293	65	(8)	482
Income (loss) before provision (benefit) for income taxes	49,868	26,812	(6,691)	1,533	29,407
Provision (benefit) for income taxes	12,916	8,856	(2,051)	(1,925)	(14,458)
Net income (loss)	$36,952	$17,956	$(4,640)	$3,458	$43,865
Earnings (loss) per share:
Basic	$1.19	$0.57	$(0.14)	$0.11	$1.36
Diluted	$1.16	$0.56	$(0.14)	$0.10	$1.34
Weighted average shares outstanding:
Basic	31,128	31,408	33,124	32,783	32,226
Diluted	31,790	32,166	33,124	33,388	32,853

	December 31,
	2016	2015 (1)	2014 (1)(2)(3)	2013 (1)(2)(3)	2012 (1)(3)
Balance Sheet Data:
Cash and cash equivalents	$37,859	$44,554	$43,114	$80,790	$104,253
Marketable securities	87,872	116,924	113,871	86,582	64,963
Working capital	226,668	197,266	245,707	257,536	253,004
Total assets	338,699	379,563	365,944	370,306	363,225
Convertible senior notes	—	57,846	54,080	50,695	47,651
Accumulated deficit	(84,706)	(121,658)	(139,614)	(134,974)	(138,432)
Total stockholders’ equity	293,735	270,678	267,328	279,003	270,489
(1) Effective in the first quarter of 2016, the Company adopted Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs,” which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. Prior to adoption, the Company reported the unamortized debt issuance costs in “Other Assets” on the Consolidated Balance Sheets.
(2) Effective December 31, 2015, we early adopted provisions prescribed by the Financial Account Standards Board (FASB) in Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.”  Consequently, we reclassified net current deferred income tax assets to net long term deferred income tax assets for each period presented.
(3) Working capital data for 2012 through 2014 reflect reclassifications of a portion of deferred revenue to other non-current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
We are a worldwide leader in the design, development, manufacture and support of process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software used by microelectronic device manufacturers. We provide process and yield management solutions used in both wafer processing and final manufacturing through a family of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All of our systems feature sophisticated software and production-worthy automation. Our systems are backed by worldwide customer service and applications support.
Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry projects a year-over-year increase in capital equipment spending of approximately 4%-8% for 2017. Our revenues and profitability tend to follow the trends of certain segments within the semiconductor market. We monitor capital equipment spending through announced capital spending plans by our customers and monthly-published industry data such as the book-to-bill ratio. The book-to-bill ratio is a 3-month running statistic that compares bookings or orders placed with capital equipment suppliers to billings or shipments. A book-to-bill ratio above 1.0 shows that semiconductor device equipment manufacturers are ordering equipment at a pace that exceeds the equipment suppliers’ shipments for the period. The three month rolling average North American semiconductor equipment book-to-bill ratio was 1.1 for the month of December 2016, unchanged from the September 2016 book-to-bill ratio of 1.1.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2016, 2015 and 2014, sales to customers that individually represented at least five percent of our revenues accounted for 34.5%, 23.3%, and 23.9% of our revenues, respectively.

We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. The following table presents the average selling price range for our systems in 2016.

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

	Year Ended December 31,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Cost of revenues	46.9	46.1	47.3
Gross profit	53.1	53.9	52.7
Operating expenses:
Research and development	19.3	18.6	22.4
Selling, general and administrative	16.6	19.5	29.7
Amortization	1.0	1.0	1.3
Patent litigation judgment	(6.3)	—	—
Total operating expenses	30.6	39.1	53.4
Operating income (loss)	22.5	14.8	(0.7)
Interest expense, net	1.2	2.6	2.9
Other (income) expense	(0.2)	0.1	0.1
Income (loss) before income taxes	21.5	12.1	(3.7)
Provision (benefit) for income taxes	5.6	4.0	(1.1)
Net income (loss)	15.9%	8.1%	(2.6)%

Results of Operations 2016, 2015 and 2014
Revenues. Our revenues are derived from the sale of our systems, services, spare parts and software licensing. Our revenues were $232.8 million, $221.7 million and $181.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. This represents an increase of 5.0% from 2015 to 2016 and an increase of 22.3% from 2014 to 2015. The increase in revenue from 2015 to 2016 was primarily due to increased capital spending by both the front-end and back-end semiconductor manufacturers, principally by our advanced packaging customers in the outsourced assembly and test market. The increase in revenue from 2014 to 2015 was primarily due to increased capital spending by both the front-end and back-end semiconductor manufacturers, principally by our advanced packaging customers, partially offset by a decline in service revenue.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Year Ended December 31,
	2016		2015		2014
Systems and software:
Process Control	$146,652	63%	$144,858	66%	$112,408	63%
Lithography	18,949	8%	14,519	6%	11,163	6%
Software	29,795	13%	27,291	12%	24,042	13%
Parts	25,343	11%	24,072	11%	20,334	11%
Services	12,041	5%	10,950	5%	13,271	7%
Total revenue	$232,780	100%	$221,690	100%	$181,218	100%

Total systems and software revenue increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to increased demand for our products in both front-end and back-end systems. The year-over-year increases in process control, lithography and software systems revenue totaled $1.8 million, $4.4 million and $2.5 million, respectively. The increase in systems revenue was attributed to a greater number of process control and lithography units sold. The average selling price of similarly configured systems has been consistent and therefore did not have a material impact on our revenue for the same period. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 72% of total revenue for 2016 compared to 66% of total revenue for 2015. The year-over-year increase in parts and service revenues in absolute dollars from 2015 to 2016 was primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Total systems and software revenue increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to increased demand for our products in advanced packaging and front-end systems. The year-over-year increases in process control and lithography systems revenue totaled $32.4 million and $3.4 million, respectively. The increase in systems revenue was attributed to a greater number of process control and lithography units sold. The average selling price of similarly configured systems has been consistent and therefore did not have a material impact on our revenue for the same period. Licensing revenue from the software product category increased $3.2 million primarily due to increased licensing revenue from our process control software. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 66% of total revenue for 2015 compared to 61% of total revenue for 2014. The year-over-year increase in parts and service revenues in absolute dollars from 2014 to 2015 was primarily due to increased spending by our customers on repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $7.3 million were recorded in Current liabilities and $1.1 million were recorded in Other non-current liabilities at December 31, 2016. Deferred revenue primarily consisted of $6.1 million for deferred maintenance agreements and $2.3 million for outstanding deliverables. At December 31, 2015, deferred revenues of $6.4 million were recorded in Current liabilities and $1.2 million were recorded in Other non-current liabilities. Deferred maintenance agreements of $5.2 million and outstanding deliverables of $2.4 million were the two main components of the December 31, 2015 balance.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and service margins. Our gross profit was $123.6 million, $119.4 million and $95.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in gross profit as a percentage of revenue from 2015 to 2016 was primarily due to product mix. The increase in gross profit as a percentage of revenue from 2014 to 2015 was primarily due to an increase in product and software sales volume and product mix.
Operating Expenses
Our operating expenses consist of:

•
Research and Development. The process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control, is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expense was $45.0 million, $41.2 million and $40.6 million in 2016, 2015 and 2014, respectively. The year-over-year dollar increase from 2015 to 2016 was primarily due to increased compensation and project costs. The year-over-year dollar increase from 2014 to 2015 was primarily due to increased compensation, litigation and project costs. We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•
Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $38.6 million, $43.2 million and $53.8 million in 2016, 2015 and 2014, respectively. The year-over-year dollar decrease from 2015 to 2016 was primarily due to a decrease in share-based compensation costs. The decrease from 2014 to 2015 was due primarily to a significant increase to litigation expenses in 2014 related to the final judgment awarded to Integrated Technology Corporation (“ITC”). There were also restructuring charges in 2014 due primarily to the closure of our facility in Mainz, Germany. The changes were offset slightly by higher share based compensation expenses in 2015 and 2014.

•
Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $2.3 million, $2.1 million and $2.4 million in 2016, 2015 and 2014, respectively. The year-over-year increase in amortization expense in 2016 was due primarily to a full year of amortization of intangibles for the Stella Acquisition that took place in the fourth quarter of 2015. The year-over-year decreases in amortization expense from 2014 to 2015 were due to certain intangible assets becoming fully amortized during the periods.

Interest expense, net. In 2016, 2015 and 2014, net interest expense was $2.8 million, $5.7 million and $5.3 million, respectively. The year-over-year decrease in net interest expense for 2016 was primarily due to the redemption of our Convertible Senior Notes in July 2016. The year-over-year increase in net interest expense from 2014 to 2015 was primarily due to increased amortization of the interest discount related to the Convertible Senior Notes.

Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Income (loss) before income taxes	$49.9	$26.8	$(6.7)
Provision (benefit) for income taxes	$12.9	$8.9	$(2.1)
Effective tax rate	25.9%	33.0%	30.7%
The income tax provision differs from the federal statutory income tax rate of 35% for 2016, primarily due to research and development credits of $0.7 million, section 199 manufacturing deduction of $1.2 million, the foreign taxes net of federal benefit of $1.6 million and deferred tax true-ups of $1.7 million from prior periods.
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
Litigation. During the twelve months ended December 31, 2016, we recorded income and received cash from a patent litigation judgment of $14.6 million in conjunction with the final court ruling in the patent infringement litigation case against Camtek, Ltd. (“Camtek”) with the expiration of all opportunities to appeal. As discussed in Part I, Item 3. “Legal Proceedings” and Note 8. in the accompanying consolidated financial statements included in this Annual Report on Form 10-K, we are subject to separate legal proceedings and claims, which include, among other things, our litigation with Camtek.

Liquidity and Capital Resources
At December 31, 2016, we had $125.7 million of cash, cash equivalents and marketable securities and $226.7 million in working capital. At December 31, 2015, our cash, cash equivalents and marketable securities totaled $161.5 million, while working capital amounted to $197.3 million.
Typically during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods is collected.
Net cash and cash equivalents provided by operating activities for the years ended December 31, 2016, 2015 and 2014 totaled $46.6 million, $33.8 million and $4.3 million, respectively. During the year ended December 31, 2016, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $57.7 million, a decrease in inventories of $4.0 million, a decrease in prepaid expenses and other assets of $2.0 million, an increase in accounts payable of $1.2 million, an increase in deferred revenue of $0.9 million, partially offset by an increase in accounts receivable of $9.3 million, a net increase in income tax receivable of $3.8 million, a decrease in other liabilities of $6.1 million.
During the year ended December 31, 2015, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $42.9 million, an increase in accounts payable of $2.3 million, an increase in income tax payable of $2.6 million, an increase in other liabilities of $3.5 million and a decrease in prepaid expenses and other assets of $1.0 million, partially offset by an increase in inventories of $12.5 million, an increase in accounts receivable of $4.3 million, and a decrease in deferred revenue of $1.5 million.
During the year ended December 31, 2014, cash provided by operating activities was primarily due to net loss, adjusted to exclude the effect of non-cash charges, of $12.4 million, and an increase in accounts payable of $3.8 million, a decrease in income taxes receivable of $1.2 million, and a decrease in accounts receivable of $1.1 million, partially offset by an increase in inventories of $9.4 million, an increase in prepaid expenses and other assets of $4.7 million, an increase in other liabilities of $0.5 million, and a decrease in deferred revenue of $0.4 million.

Net cash and cash equivalents provided by (used in) investing activities for the years ended December 31, 2016, 2015 and 2014 totaled $24.5 million, $(9.1) million and $(28.5) million, respectively. During the year ended December 31, 2016, net cash provided by investing activities included proceeds from sales of marketable securities of $175.5 million and proceeds from sale of property, plant and equipment of $1.2 million, which were partially offset by purchases of marketable securities of $146.9 million, purchases of property, plant and equipment of $3.3 million, and purchase of intangible assets of $2.0 million. During the year ended December 31, 2015, net cash used by investing activities included purchases of marketable securities of $237.1 million, purchases of property, plant and equipment of $3.4 million, and purchase of intangible assets of $2.7 million, which were partially offset by proceeds from sales of marketable securities of $234.1 million. During the year ended December 31, 2014, net cash used by investing activities included purchases of marketable securities of $243.7 million, and purchases of property, plant and equipment of $2.1 million, which were partially offset by proceeds from sales of marketable securities of $217.2 million. For 2017, purchases of property, plant and equipment are expected to be approximately $8.0 million to $10.0 million, which includes several large projects and an update to our IT infrastructure. In future periods, the Company expects capital spending to be lower and in line with historical spending patterns.
Net cash used in financing activities was $78.1 million, $23.0 million and $12.7 million in 2016, 2015 and 2014, respectively. In the 2016, financing activities included the redemption of senior convertible debt of $60.0 million, redemption of stock warrants of $9.5 million, purchase of shares under the share repurchase authorization of $8.0 million, tax payments related to shares withheld for share based compensation plans of $1.6 million and payment of contingent consideration for acquired business of $0.6 million, partially offset by proceeds from sales of shares through employee stock plans of $0.9 million and tax benefit from employee stock plan of $0.8 million. In the 2015, financing activities primarily included the purchase of shares under the share repurchase authorization of $20.7 million and tax payments related to shares withheld for share based compensation plans. In 2014, financing activities primarily included the purchase of shares under the share repurchase authorization of $12.8 million.
From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.
In January 2015, the Board of Directors authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the twelve months ended December 31, 2016, we repurchased 0.6 million shares of common stock. At December 31, 2016, there were 0.7 million shares available for future stock repurchases under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are retired. For further information, see Note 15 in the accompanying consolidated financial statements.
We have a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of December 31, 2016 was approximately $68.3 million. We entered into our current credit agreement and concurrently terminated a prior credit agreement in June 2016. The credit agreement is available to us until such time that either party terminates the arrangement at their discretion. We have not utilized the line of credit to date.
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

Contractual Obligations
The following table summarizes our significant contractual obligations at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $4.8 million at December 31, 2016. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	(In thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$9,646	$2,922	$4,401	$1,551	$772
Open and committed purchase orders	19,296	18,240	1,056	—	—
Total	$28,942	$21,162	$5,457	$1,551	$772

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
Goodwill. Our formal annual impairment testing date for goodwill is October 31st or prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, we elect this option and after assessing the totality of events or circumstances, we determine it is not likely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. The goodwill impairment test is a two-step process which requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of our aggregated reporting unit using the market value of our common stock at October 31st, multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. We obtain information on completed sales of similar companies in a comparable industry to estimate an implied control premium for us. We compare the estimated fair value of the reporting unit to its carrying value which includes goodwill. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, we will also consider if the market capitalization is temporarily low and, if so, we may also perform a discounted cash flow test. If the estimated fair value is less than the carrying value, the second step is completed to compute the impairment amount by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill which is compared to the corresponding carrying value to compute the goodwill impairment amount. We are not required to perform the second step during our annual impairment test.
Long-Lived Assets and Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements. No such indicators were noted in 2016.
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
Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2016 and 2015, we had valuation allowances of $1.9 million and $2.2 million on certain of our deferred tax assets to reflect, the deferred tax assets at the net amount that is more likely than not to be realized. We evaluated the realizability of the deferred tax assets based on positive earnings from 2014 through 2016 as well as the projected earnings in future years and believe it is more likely than not that the deferred tax asset will be realized in the future years. We will continue to monitor the realizability of the deferred tax assets and evaluate the valuation allowance.
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

Impact of Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350), ‘Simplifying the Test for Goodwill Impairment.” This ASU would eliminate Step 2 from the goodwill impairment test. The ASU is effective for the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We are currently evaluating the effect the adoption of ASU No. 2017-04 will have on our consolidated financial position, results of operations, and cash flows.
In October 2016, the FASB issued ASU No. 2016-16, “Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU which is part of the Board’s simplification initiative, is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the effect the adoption of ASU No. 2016-16 will have on our consolidated financial position, results of operations, and cash flows.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the effect the adoption of ASU No. 2016-15 will have on our consolidated financial position, results of operations, and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which introduces new guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities. The standard is effective for fiscal years beginning after December 15, 2020. We are currently evaluating the effect the adoption of ASU No. 2016-13 will have on our consolidated financial position, results of operations, and cash flows.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” The standard was issued as part of the Simplification Initiative which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating the effect the adoption of ASU No. 2016-09 will have on our consolidated financial position, results of operations, and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with earlier adoption permitted. We are in the process of evaluating the effects the adoption of ASU No. 2016-02 will have on our consolidated financial position, results of operations, and cash flows.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09, as amended, outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance as amended. In July 2015, the FASB deferred for one year the effective date of the new revenue standard. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with earlier adoption permitted. ASU No. 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU No. 2014-09 is recognized as an adjustment to the 2018 opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption of ASU No. 2014-09 will have on our consolidated financial position, results of operations, and cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate debt investments (municipal notes and bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers from our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed rate of the financial instrument and the market rate and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 31, 2016, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities. Therefore, any change in interest rates will not have an impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China. Our international subsidiaries and branches operate primarily using local functional currencies. A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign subsidiaries at December 31, 2016 would have affected the foreign-currency-denominated non-operating expenses of our foreign subsidiaries by approximately $3.4 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.
A substantial portion of our international systems sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in the Consolidated Statements of Operations each reporting period. As of December 31, 2016 and 2015, we had nineteen and thirteen forward contracts outstanding, respectively. The total notional contract value of these outstanding forward contracts at December 31, 2016 and 2015 was $3.8 million and $5.4 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

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
We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2016. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our consolidated financial statements as of and for the year ended December 31, 2016 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2016, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 17, 2017, and the information included in the Proxy Statement is incorporated herein by reference.

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

10.1+
License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on September 9, 1999).

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (SEC File No. 333-86821), filed on October 14, 1999).
10.3*	Form of 1999 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, (SEC File No. 333-86821) filed on September 9, 1999).
__________________
+ Confidential treatment has been granted with respect to portions of this exhibit.

Exhibit No.	Description

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

10.6*
Executive Change of Control Agreement, dated February 7, 2014, by and between Rudolph Technologies, Inc. and Richard Rogoff (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2015.

10.7*
Executive Change of Control Agreement, dated August 20, 2009, by and between Rudolph Technologies, Inc. and Robert A. Koch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 06, 2009.

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

10.10*	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.11*	Rudolph Technologies, Inc. 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.12*	Amended form of Restricted Stock Unit Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan filed herewith.
10.13
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

We have audited the accompanying consolidated balance sheets of Rudolph Technologies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rudolph Technologies, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rudolph Technologies, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Metropark, New Jersey
February 16, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Rudolph Technologies, Inc.

We have audited Rudolph Technologies, Inc. internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Rudolph Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rudolph Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rudolph Technologies, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016 of Rudolph Technologies, Inc. and our report dated February 16, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, New Jersey
February 16, 2017

RUDOLPH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$37,859	$44,554
Marketable securities	87,872	116,924
Accounts receivable, less allowance of $680 in 2016 and $713 in 2015	64,912	55,492
Inventories	65,485	71,490
Income taxes receivable	2,389	—
Prepaid expenses and other current assets	4,113	8,137
Total current assets	262,630	296,597
Property, plant and equipment, net	11,858	12,346
Goodwill	22,495	22,495
Identifiable intangible assets, net	10,273	12,593
Deferred income taxes	30,850	34,973
Other assets	593	559
Total assets	$338,699	$379,563
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,245	$9,094
Accrued liabilities:
Payroll and related expenses	8,968	10,142
Royalties	493	336
Warranty	1,788	1,894
Convertible senior notes	—	57,846
Income tax payable	—	1,163
Deferred revenue	7,329	6,441
Other current liabilities	7,139	12,415
Total current liabilities	35,962	99,331
Other non-current liabilities	9,002	9,554
Total liabilities	44,964	108,885
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 31,127 and 30,949 issued and outstanding at December 31, 2016 and 2015, respectively	31	31
Additional paid-in capital	381,189	394,928
Accumulated other comprehensive loss	(2,779)	(2,623)
Accumulated deficit	(84,706)	(121,658)
Total stockholders’ equity	293,735	270,678
Total liabilities and stockholders’ equity	$338,699	$379,563
The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues	$232,780	$221,690	$181,218
Cost of revenues	109,229	102,284	85,730
Gross profit	123,551	119,406	95,488
Operating expenses:
Research and development	44,964	41,233	40,576
Selling, general and administrative	38,562	43,235	53,799
Amortization	2,320	2,145	2,422
Patent litigation judgment	(14,643)	—	—
Total operating expenses	71,203	86,613	96,797
Operating income (loss)	52,348	32,793	(1,309)
Interest expense, net	2,834	5,688	5,317
Other expense (income)	(354)	293	65
Income (loss) before income taxes	49,868	26,812	(6,691)
Provision (benefit) for income taxes	12,916	8,856	(2,051)
Net income (loss)	$36,952	$17,956	$(4,640)
Earnings (loss) per share:
Basic	$1.19	$0.57	$(0.14)
Diluted	$1.16	$0.56	$(0.14)
Weighted average number of shares outstanding:
Basic	31,128	31,408	33,124
Diluted	31,790	32,166	33,124

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$36,952	$17,956	$(4,640)
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax	(37)	(33)	183
Change in currency translation adjustments	(119)	62	(1,040)
Total comprehensive income (loss)	$36,796	$17,985	$(5,497)

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2013	32,953	33	415,739	(1,795)	(134,974)	279,003
Issuance of shares through share-based compensation plans	493	—	362	—	—	362
Repurchase of common stock	(1,353)	(1)	(12,844)	—	—	(12,845)
Net income	—	—	—	—	(4,640)	(4,640)
Share-based compensation	—	—	6,242	—	—	6,242
Tax benefit for share-based compensation plans	—	—	63	—	—	63
Currency translation	—	—	—	(1,040)	—	(1,040)
Unrealized gain on investments	—	—	—	183	—	183
Balance at December 31, 2014	32,093	32	409,562	(2,652)	(139,614)	267,328
Issuance of shares through share-based compensation plans, net	530	—	330	—	—	330
Repurchase of common stock	(1,674)	(1)	(20,667)	—	—	(20,668)
Net income	—	—	—	—	17,956	17,956
Share-based compensation	—	—	7,603	—	—	7,603
Tax benefit for share-based compensation plans	—	—	16	—	—	16
Share-based compensation plan withholdings	—	—	(1,916)	—	—	(1,916)
Currency translation	—	—	—	62	—	62
Unrealized loss on investments	—	—	—	(33)	—	(33)
Balance at December 31, 2015	30,949	31	394,928	(2,623)	(121,658)	270,678
Issuance of shares through share-based compensation plans, net	713	—	850	—	—	850
Repurchase of common stock	(615)	—	(8,044)	—	—	(8,044)
Net income	—	—	—	—	36,952	36,952
Share-based compensation	—	—	4,775	—	—	4,775
Tax benefit for share-based compensation plans	—	—	792	—	—	792
Share-based compensation plan withholdings	—	—	(1,587)	—	—	(1,587)
Redemption of stock warrants	80	—	(10,525)	—	—	(10,525)
Currency translation	—	—	—	(119)	—	(119)
Unrealized loss on investments	—	—	—	(37)	—	(37)
Balance at December 31, 2016	31,127	$31	381,189	$(2,779)	$(84,706)	$293,735

The accompanying notes are an integral part of these consolidated financial statements

RUDOLPH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$36,952	$17,956	$(4,640)
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	3,677	3,951	4,686
Amortization of convertible note discount and issuance costs	2,154	3,766	3,385
Amortization of intangibles and other	2,320	2,145	2,427
Foreign currency exchange loss	592	293	65
Gain on disposal of property, plant and equipment	(946)	—	—
Change in fair value of contingent consideration	170	(630)	120
Share-based compensation	4,775	7,603	6,242
Provision for doubtful accounts and inventory valuation	2,971	3,826	4,064
Deferred income taxes	5,011	3,980	(3,937)
Change in operating assets and liabilities, excluding effects of business combinations:
Accounts receivable	(9,279)	(4,336)	1,147
Income taxes	(3,813)	2,610	1,196
Inventories	4,003	(12,529)	(9,393)
Prepaid expenses and other assets	2,038	953	(4,690)
Accounts payable	1,169	2,254	3,758
Deferred revenue	896	(1,535)	363
Other liabilities	(6,057)	3,486	(503)
Net cash and cash equivalents provided by operating activities	46,633	33,793	4,290
Cash flows from investing activities:
Purchases of marketable securities	(146,865)	(237,127)	(243,656)
Proceeds from sales of marketable securities	175,460	234,105	217,212
Purchases of property, plant and equipment	(3,291)	(3,359)	(2,084)
Purchase of intangible assets	(2,000)	(2,696)	—
Proceeds from sale of property, plant & equipment	1,165	—	—
Net cash and cash equivalents provided by (used in) investing activities	24,469	(9,077)	(28,528)
Cash flows from financing activities:
Payment of senior convertible debt	(60,000)	—	—
Redemption of stock warrants	(9,500)	—	—
Purchases of common stock	(8,044)	(20,668)	(12,845)
Tax payments related to shares withheld for share-based compensation plans	(1,587)	(1,916)	—
Payment of contingent consideration for acquired business	(622)	(731)	(264)
Issuance of shares through share-based compensation plans	850	330	362
Tax benefit for sale of shares through share-based compensation plans	792	16	63
Net cash and cash equivalents used in financing activities	(78,111)	(22,969)	(12,684)
Effect of exchange rate changes on cash and cash equivalents	314	(307)	(754)
Net increase (decrease) in cash and cash equivalents	(6,695)	1,440	(37,676)
Cash and cash equivalents at beginning of year	44,554	43,114	80,790
Cash and cash equivalents at end of year	$37,859	$44,554	$43,114

Supplemental disclosure of cash flow information:
Income taxes paid, net	$10,980	$2,013	$1,067
Interest paid	$2,250	$2,250	$2,250
Litigation settlement (received) paid	$(14,643)	$—	$10,613
Non-cash financing and investing activities:
Purchase of intangible assets	$—	$3,000	$—
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
C. Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, fair value of assets acquired and liabilities assumed in a business combination (including contingent consideration), recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, contingencies, including litigation reserves and share-based payments, including forfeitures and liabilities for tax uncertainties. Actual results could differ from those estimates.
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
H. Property, Plant and Equipment:
Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets which are fifteen years for buildings, four to seven years for machinery and equipment, seven years for furniture and fixtures, and three years for computer equipment. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred and major renewals and betterments are capitalized.
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
J. Goodwill and Intangible Assets:
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, the Company elects this option and after assessing the totality of events or circumstances, the Company determines that it is not likely that the fair value of its reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company has not elected this option to date. The Company estimates the fair value of its reporting unit using the market value of its common stock at October 31 multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as it were to be acquired by a single stockholder. The Company also obtains information on completed sales of similar companies in the related industry to estimate the implied control premium for the Company. If the results of the initial market capitalization test produce results which are below the reporting unit carrying value, the Company may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2016. No impairments were noted.
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
Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $2,742 and $2,623 as of December 31, 2016 and 2015, respectively.
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

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

P. Research and Development and Software Development Costs:
Expenditures for research and development are expensed as incurred. Certain software product development costs incurred after technological feasibility has been established are capitalized and amortized, commencing upon the general release of the software product to the Company’s customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis, typically over seven years. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. At December 31, 2016 and 2015, the Company did not have any capitalized software development costs.
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
S. Derivative Instruments and Hedging Activities:
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2016 and 2015, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations. The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Notional amount	$3,827	$5,423
Fair value of (liability) asset	$312	$(85)
In 2016, 2015 and 2014, the Company recognized gains of $417, $221 and $150 with respect to forward contracts that matured, respectively. The aggregate notional amount of matured contracts was $6,641, $2,484 and $1,456, for 2016, 2015 and 2014, respectively.

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
U. Reclassifications:
Certain prior year amounts have been reclassified to conform to the 2016 financial statement presentation. These amounts include reclassification of a portion of deferred revenue to other non-current liabilities in the Consolidated Balance Sheets. In the first quarter of 2016, the Company adopted Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs,” which requires entities to present debt issuance costs related to a debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet as opposed to being presented as a deferred charge. Prior to adoption, the Company reported the unamortized debt issuance costs in “Other Assets” on the Consolidated Balance Sheets. As of December 31, 2015, the change in presentation resulted in a reduction of “Other Assets” of $261 and a corresponding decrease in “Convertible Senior Notes” with no impact on the Company’s Consolidated Statements of Operations. These reclassifications were not considered material to the prior year financial statements.
V. Recent Accounting Pronouncements:
In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350), ‘Simplifying the Test for Goodwill Impairment.” This ASU would eliminate Step 2 from the goodwill impairment test. The ASU is effective for the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of ASU No. 2017-04 will have on its consolidated financial position, results of operations, and cash flows.
In October 2016, the FASB issued ASU No. 2016-16, “Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU which is part of the Board’s simplification initiative, is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of ASU No. 2016-16 will have on its consolidated financial position, results of operations, and cash flows.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of ASU No. 2016-15 will have on its consolidated financial position, results of operations, and cash flows.

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
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” The standard was issued as part of the Simplification Initiative which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the effect the adoption of ASU No. 2016-09 will have on its consolidated financial position, results of operations, and cash flows.
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
In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330), Simplifying the Measurement of Inventory.” This ASU is intended to simplify subsequent measurement of inventory. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The standard is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a material effect on the Company's consolidated financial position, results of operations, and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU No. 2014-09, as amended, outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance as amended. In July 2015, the FASB deferred for one year the effective date of the new revenue standard. The standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with earlier adoption permitted. ASU No. 2014-09 allows for two methods of adoption: (a) “full retrospective” adoption, meaning the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning the cumulative effect of applying ASU No. 2014-09 is recognized as an adjustment to the 2018 opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption of ASU No. 2014-09 will have on its consolidated financial position, results of operations, and cash flows.

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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2016 and December 31, 2015:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$87,029	$—	$87,029	$—
Corporate bonds	843	—	843	—
Foreign currency forward contracts	312	—	312	—
Total Assets	$88,184	$—	$88,184	$—
Liabilities:
Contingent consideration - acquisitions	3,251	—	—	3,251
Total Liabilities	$3,251	$—	$—	$3,251

December 31, 2015
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$116,089	$—	$116,089	$—
Corporate bonds	835	—	835	—
Total Assets	$116,924	$—	$116,924	$—
Liabilities:
Foreign currency forward contracts	$85	$—	$85	$—
Contingent consideration - acquisitions	3,703	—	—	3,703
Total Liabilities	$3,788	$—	$85	$3,703
The Company’s investments classified as Level 1 are based on quoted market prices that are available in active markets.
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
Level 3 investments consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these investments. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, timing of cash flows and estimates of discount rates of 9.1% for the year ended December 31, 2016. A significant decrease in the projected revenues or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

This table presents a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Liabilities:
Balance at December 31, 2015	$3,703
Additions	—
Total loss due to remeasurement included in selling, general and administrative expense	170
Payments	(622)
Transfer into (out of) Level 3	—
Balance at December 31, 2016	$3,251
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

The Company’s convertible senior notes matured on July 15, 2016 and the principal payment amount of $60,000 was paid. As of December 31, 2016, there were no convertible senior notes outstanding. The Company’s convertible senior notes were not publicly traded. The estimated fair value of the Company’s convertible senior notes was valued using a discounted cash flow model. The Level 3 assumptions, based on data available at the valuation date used in preparing the discounted cash flow model, included estimates of interest rates, timing and amount of cash flows and expected holding periods of the convertible senior notes. The fair value of the contingent interest associated with the convertible senior notes was valued quarterly using the present value under an expected cash flow model incorporating the probabilities of the contingent events occurring.

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
The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2016 and 2015 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At December 31, 2016 and 2015, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2016
Municipal notes and bonds	$87,088	$6	$(65)	$87,029
Corporate bonds	842	1	—	843
Total marketable securities	$87,930	$7	$(65)	$87,872

December 31, 2015
Municipal notes and bonds	$116,086	$18	$(15)	$116,089
Corporate bonds	838	—	(3)	835
Total marketable securities	$116,924	$18	$(18)	$116,924
The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$82,498	$82,445	$113,542	$113,549
Due after one through five years	5,431	5,427	3,382	3,375
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$87,929	$87,872	$116,924	$116,924

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at December 31, 2016 and 2015.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2016
Municipal notes and bonds	$64,918	$(65)	$—	$—
Corporate bonds	—	—	—	—
Total marketable securities	$64,918	$(65)	$—	$—
December 31, 2015
Municipal notes and bonds	$52,638	$(15)	$305	$(1)
Corporate bonds	835	(3)	—	—
Total marketable securities	$53,473	$(18)	$305	$(1)
See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

5.	Goodwill and Purchased Intangible Assets:

Goodwill
There were no changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015.
Purchased Intangible Assets
Purchased intangible assets as of December 31, 2016 and 2015 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2016
Finite-lived intangibles:
Developed technology	$65,527	$56,986	$8,541
Customer and distributor relationships	9,560	8,514	1,046
Trade names	4,361	3,675	686
Total identifiable intangible assets	$79,448	$69,175	$10,273

December 31, 2015
Finite-lived intangibles:
Developed technology	$65,527	$55,110	$10,417
Customer and distributor relationships	9,560	8,170	1,390
Trade names	4,361	3,575	786
Total identifiable intangible assets	$79,448	$66,855	$12,593
Intangible asset amortization expense amounted to $2,320, $2,145 and $2,422 for the years ended December 31, 2016, 2015 and 2014, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense will be $1,933 for 2017, $1,496 for 2018, $1,496 for 2019, $1,294 for 2020, and $546 for 2021.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

In September 2015, the Company announced that it purchased Stella Alliance, LLC, a Massachusetts-based semiconductor inspection technology intellectual property portfolio company. The acquired intellectual property was integrated into the Company’s process control group.  The Company accounted for the transaction as an asset acquisition and assigned a fair value to the intellectual property of $5,696, which is included in the asset class of developed technology.  The intellectual property is being amortized on a straight line basis over its estimated useful life of fifteen years.

6.	Balance Sheet Details:
Inventories
Inventories are comprised of the following:

	December 31,
	2016	2015
Materials	$32,993	$39,022
Work-in-process	18,764	18,918
Finished goods	13,728	13,550
Total inventories	$65,485	$71,490
The Company has established reserves of $10,545 and $8,896 at December 31, 2016 and 2015, respectively, for slow moving and obsolete inventory. During 2016, the Company recorded a net charge in cost of revenues of $2,953 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2016, the Company disposed of $1,304 of inventory. During 2015, the Company recorded a net charge in cost of revenues of $3,676 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2015, the Company disposed of $1,780 of inventory.
Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	December 31,
	2016	2015
Land and building	$2,584	$5,024
Machinery and equipment	23,493	21,683
Furniture and fixtures	2,699	3,414
Computer equipment and software	5,204	5,304
Leasehold improvements	8,116	7,884
	42,096	43,309
Accumulated depreciation	(30,238)	(30,963)
Total property, plant and equipment, net	$11,858	$12,346
Depreciation expense amounted to $3,677, $3,951 and $4,686 for the years ended December 31, 2016, 2015 and 2014, respectively.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Other current liabilities
Other current liabilities is comprised of the following:

	December 31,
	2016	2015
Intangible asset acquisition - Stella Alliance	$1,000	$2,000
Litigation accrual	—	3,252
Contingent consideration - acquisitions	855	1,407
Warrant settlement payable	1,025	—
Customer deposits	996	505
Other	3,263	5,251
Total other current liabilities	$7,139	$12,415
Other non-current liabilities
Other non-current liabilities is comprised of the following:

	December 31,
	2016	2015
Unrecognized tax benefits (including interest)	$3,386	$3,152
Contingent consideration - acquisitions	2,396	2,296
Deferred revenue	1,132	1,206
Other	2,088	2,900
Total non-current liabilities	$9,002	$9,554

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
The sale of the warrant gave the holder the right to purchase 4,634 shares of the Company’s common stock at a strike price of $17.00 per share. The warrant has a series of daily expiration dates beginning in October 2016 and ending in January 2017. From October 13, 2016 to December 31, 2016, the holder exercised 4,248 warrants, which settled for 80 shares of the Company’s common stock and $10,525 payable in cash, of which $9,500 was

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

paid as of December 31, 2016, at a weighted average stock price of $19.82 per share. The remaining 386 warrants were exercised in January 2017 by the holder for 102 shares of the Company’s common stock at a weighted average stock price of $23.13 per share.
The following table reflects the net carrying value of the Notes as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Convertible senior notes	$—	$60,000
Less: Unamortized interest discount	—	1,893
Less: Unamortized debt issuance costs	—	261
Net carrying value of convertible senior notes	$—	$57,846
The following table presents the amount of interest cost recognized relating to the Notes during the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
Contractual interest coupon	$1,186	$2,250	$2,250
Amortization of interest discount	1,893	3,334	3,022
Amortization of debt issuance costs	261	432	363
Total interest cost recognized	$3,340	$6,016	$5,635

8.	Commitments and Contingencies:
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

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of the year	$1,894	$1,574	$1,551
Accruals	2,405	2,640	2,048
Usage	(2,511)	(2,320)	(2,025)
Balance, end of the year	$1,788	$1,894	$1,574
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material activities with regard to these matters through December 31, 2016.

Integrated Technology Corporation v. Rudolph Technologies, Inc., No. CV-06-2182 (PHX-ROS): The sole remaining issue in this case was the determination and payment of remanded attorney’s fees which were initially set by the U.S. District Court for the District of Arizona (the “AZ District Court”) at $3,252. Subsequent to the Company’s successful appeal before the U.S. Federal Court of Appeals, the matter was remanded back to the AZ District Court for a determination of a proper fee award. On October 5, 2016, the AZ District Court issued an order determining that the Company is to pay $1,289 to ITC for its attorney’s fees. The payment was made in November of 2016 and this matter is now closed.

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

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 11-CV-03707 (MJD/TNL): A lawsuit against Camtek, Ltd., of Migdal Hamek, Israel, was filed by the Company in 2011 alleging infringement of its U.S. Patent No. 7,729,528 related to its proprietary continuous scan wafer inspection technology. Camtek filed an inter partes reexamination petition with the U.S. Patent and Trademark Office (the “PTO”) on January 19, 2012 asserting that certain claims of the patent are unpatentable. In the course of this proceeding the PTO issued a final determination that 35 claims of the patent were valid and 18 claims were rejected.  The Company appealed the PTO’s rejection of the 18 claims to the US. Court of Appeals.  On December 22, 2016, the U.S. Court of Appeals for the Federal Circuit reversed the PTO’s rejection of three of the 18 patent claims and affirmed the PTO’s rejection of nine of the 18 patent claims. The appeal of the remaining six patent claims was dismissed for procedural reasons. Thus, 38 claims are available to be asserted under the ‘528 patent in this lawsuit. During the

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

pendency of the reexamination process, the parties have stipulated that the lawsuit be stayed. With resolution of Camtek’s petition, it is intended to lift the stay in the lawsuit in Q1 2017.

Rudolph Technologies, Inc. v. Camtek, Ltd., No. 15-CV-1246 (ADM/BRT): On March 12, 2015, the Company filed and served on Camtek a complaint asserting infringement of Rudolph’s U.S. Patent No. 6,826,298 by Camtek’s Eagle product with the U.S. District Court in Minnesota. The ‘6,298 patent is also related to our proprietary continuous scan wafer inspection technology and was the subject of Rudolph’s prior litigation against the Camtek Falcon system (the “Falcon Litigation”) in which Rudolph prevailed with a final judgment of infringement and damages of $14,600 assessed against Camtek. On April 21, 2015, the Company filed a Motion for Preliminary Injunction to enjoin Camtek’s sale of the Eagle device in the United States. On or about April 20, 2015, Camtek filed a complaint in the U.S. District Court in New Jersey seeking a declaratory judgment challenging the jurisdiction and venue of the Minnesota District Court and seeking to have the New Jersey District Court find that the ‘6,298 patent is not infringed and, in the alternative, that the ‘6,298 patent is invalid. On August 26, 2015, the U.S. District Court in Minnesota ruled that Minnesota jurisdiction was appropriate for this matter while at the same time denying the Company’s Motion for Preliminary Injunction. Camtek’s complaint filed in the U.S. District Court in New Jersey was subsequently dismissed. On August 8, 2016 the Minnesota District Court issued an order regarding motions for partial summary judgment which we had filed in March of 2016 granting (i) that the ‘6,298 patent is valid and Camtek is precluded from contesting its validity at trial, and (ii) that the claim constructions adopted in the Falcon Litigation for four terms are entitled to a preclusive effect and will apply in the course of the present litigation. The Minnesota District Court also ruled that three phrases not subject to claim construction in the Falcon Litigation may be defined in the present case. This matter is currently ongoing in the U.S. District Court in Minnesota with no trial date set.
Lease Agreements
The Company rents space for its manufacturing and service operations and sales offices, which expire through 2020. Total rent expense for these facilities amounted to $3,296, $3,525 and $3,716 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company also leases certain equipment pursuant to operating leases, which expire through 2020. Rent expense related to these leases amounted to $99, $105 and $95 for the years ended December 31, 2016, 2015 and 2014, respectively.
Total future minimum lease payments under noncancelable operating leases as of December 31, 2016 amounted to $2,922 for 2017, $2,621 for 2018, $1,780 for 2019, $1,010 for 2020, $541 for 2021 and $772 for all periods thereafter.
Royalty Agreements
Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $586, $813 and $819 for the years ended December 31, 2016, 2015 and 2014, respectively.
Open and Committed Purchase Orders
The Company has open and committed purchase orders of $19,296 as of December 31, 2016.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Line of Credit
The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of December 31, 2016 was approximately $68,327. The Company entered into our current credit agrement and concurrently terminated a prior credit agreement in June 2016. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit to date.

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
The Company established the 2009 Stock Plan (the “2009 Plan”) effective November 1, 2009. The 2009 Plan provides for the grant of 3,300 stock options and other stock awards to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Shares of common stock available for future grants of 2,558 from a previous stock plan were carried forward into the allocated balance of the 2009 Plan. Options granted under the 2009 Plan typically grade vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 2009 Plan typically vest over a five-year period for employees and one year for directors, however, other vesting periods are allowable under the 2009 Plan. Restricted stock units granted to employees have time based or performance based vesting. As of December 31, 2016 and 2015, there were shares of common stock available for issuance pursuant to future grants under the 2009 Plan totaling 2,247 and 2,626, respectively.
The following table reflects share-based compensation expense by type of award:

	Year Ended December 31,
	2016	2015	2014
Share-based compensation expense:
Stock options	$318	$287	$320
Restricted stock units	4,457	7,316	5,922
Total share-based compensation	4,775	7,603	6,242
Tax effect on share-based compensation	1,743	2,767	2,263
Net effect on net income	$3,032	$4,836	$3,979
Effect on earnings per share:
Basic	$(0.10)	$(0.15)	$(0.12)
Diluted	$(0.10)	$(0.15)	$(0.12)

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Stock Option Activity
A summary of the Company’s stock option activity with respect to the years ended December 31, 2014, 2015 and 2016 follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	970	$13.94
Granted	—	—
Exercised	(25)	6.86
Expired	(320)	21.51
Forfeited	(10)	8.30
Outstanding at December 31, 2014	615	10.39
Granted	—	—
Exercised	(25)	8.19
Expired	(100)	15.56
Forfeited	—	—
Outstanding at December 31, 2015	490	9.46
Granted	—	—
Exercised	(231)	7.76
Expired	(44)	14.74
Forfeited	—	—
Outstanding at December 31, 2016	215	$10.19	4.6	$2,823
Vested or expected to vest at December 31, 2016	213	$10.17	4.6	$2,805
Exercisable at December 31, 2016	180	$9.79	4.4	$2,434

The total intrinsic value of the stock options exercised during 2016, 2015 and 2014 was $1,312, $108 and $101, respectively.
The options outstanding and exercisable at December 31, 2016 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
6.80 - 6.80	74	2.6	$6.80	74	$6.80
7.86 - 7.86	8	1.4	$7.86	8	$7.86
12.22 - 12.22	133	5.9	$12.22	98	$12.22
6.80 - 12.22	215	4.6	$10.19	180	$9.79

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

As of December 31, 2016, there was $229 of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted average remaining period of 1.0 years.
Non-Employee Options
At December 31, 2016 and 2015, the fair value of options granted to non-employees was $270 and $198, respectively.
Restricted Stock Unit Activity
A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2014, 2015 and 2016 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	1,116	$9.73
Granted	631	$10.89
Vested	(836)	$9.20
Forfeited	(106)	$10.57
Nonvested at December 31, 2014	805	$11.07
Granted	967	$10.99
Vested	(563)	$10.25
Forfeited	(40)	$11.05
Nonvested at December 31, 2015	1,169	$11.40
Granted	429	$13.20
Vested	(413)	$10.80
Forfeited	(49)	$11.14
Nonvested at December 31, 2016	1,136	$12.30

As of December 31, 2016, there was $8,697 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 2.7 years.
Non-Employee Restricted Stock Units
At December 31, 2016 and 2015, the fair value of options granted to non-employees was $0 and $43, respectively.
Employee Stock Purchase Plan
The Company established an Employee Stock Purchase Plan (the “ESPP”) effective November 1, 2009. Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of Company common stock at the end of the applicable six-month purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation. No stock-based compensation expense for the ESPP was recorded for the years ended December 31,

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

2016, 2015 and 2014. Employees purchased 15, 16 and 22 shares during the twelve months ended December 31, 2016, 2015 and 2014, respectively, under the ESPP. As of December 31, 2016 and 2015, there were 1,962 and 1,677 shares available for issuance under the ESPP, respectively.
401(k) Savings Plan
The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary. Company matching contributions to the plan totaled $1,017, $963 and $966 for the years ended December 31, 2016, 2015 and 2014, respectively.
Profit Sharing Program
The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2016, 2015 and 2014.

10.	Other (Income) Expense:
Other expense (income) is comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Foreign currency exchange losses (gains), net	$592	$293	$65
Gain on sale of property, plant and equipment	(946)	—	—
Total other (income) expense	$(354)	$293	$65

11.	Income Taxes:
The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$6,084	$1,012	$(124)
State	983	439	198
Foreign	838	3,425	1,812
	7,905	4,876	1,886
Deferred:
Federal	4,765	3,881	(4,285)
State	184	71	54
Foreign	62	28	294
	5,011	3,980	(3,937)
Total income tax expense (benefit)	$12,916	$8,856	$(2,051)

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The income (loss) before tax are comprised of the following:

	Year Ended December 31,
	2016	2015	2014
Domestic operations	$47,599	$10,596	$(11,985)
Foreign operations	$2,269	$16,216	$5,294

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% for the years ended December 31, 2016, 2015 and 2014 to income before provision for income taxes as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax provision at statutory rate	$17,454	$9,384	$(2,342)
State taxes, net of federal effect	822	370	21
Foreign taxes net of federal effect	(1,613)	754	561
Domestic manufacturing benefit	(1,244)	(553)	—
Change in valuation allowance for deferred tax assets	—	(653)	535
Research tax credit	(692)	(694)	(830)
Deferred tax true-up	(1,644)	(23)	(36)
Other	(167)	271	40
Provision (benefit) for income taxes	$12,916	$8,856	$(2,051)
Effective tax rate	26%	33%	31%

The income tax expense of $12,916 in 2016, was impacted by research and development credits, section 199 domestic manufacturing deduction, the foreign tax credit and deferred tax true-ups. The deferred tax true-up of $1,705 is related to a non-cash out of period tax benefit recorded by the Company as of December 31, 2016 related to deferred tax assets misstated from prior years. The recording of the tax benefit due to the out of period adjustment in 2016 was not considered material to the prior year or current year financial statements. The income tax expense of $8,856 in 2015, was impacted by an increase in the Company’s taxes accrued in foreign jurisdictions, partially offset by research and development credits, section 199 domestic manufacturing deduction and decrease in the Company’s valuation allowance. The income tax benefit of $2,051 in 2014, was impacted by an increase in the Company’s valuation allowance and taxes accrued in foreign jurisdictions, partially offset by research and development tax credit.
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

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2016	2015
Research and development credit carryforward	$3,784	$6,647
Reserves and accruals not currently deductible	2,932	3,357
Deferred revenue	2,286	1,988
Domestic net operating loss carryforwards	1,049	1,302
Foreign net operating loss and credit carryforwards	4,362	4,347
Intangibles	11,002	11,614
Tax deductible transaction costs	199	260
Share-based compensation	2,249	3,396
Inventory obsolescence reserve	4,454	4,026
Depreciation	206	484
Other	633	87
Gross deferred tax assets	33,156	37,508
Valuation allowance for deferred tax assets	(1,924)	(2,205)
Deferred tax assets after valuation allowance	31,232	35,303
Gross deferred tax liabilities	(382)	(330)
Net deferred tax assets	$30,850	$34,973
At December 31, 2016 and 2015, the Company had valuation allowances of $1,924 and $2,205, respectively, on certain of the Company’s deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.
In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment. In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of December 31, 2016, the Company relied primarily on projected future taxable income.
At December 31, 2016, the Company had federal, state and foreign net operating loss carryforwards of $747, $172 and $1,001, respectively. In addition, as of December 31, 2016 the Company had federal AMT carryforwards of $130. The federal, state and foreign net operating loss carryforwards expire on various dates through December 31, 2032, December 31, 2032 and December 31, 2025, respectively. At December 31, 2016, the Company had federal and state research & development credits and foreign tax credit carryforwards of $3,767, $1,459 and $3,330, respectively. The federal research & development credits are set to expire at various dates through December 31, 2036. The state research & development credits are set to expire at various dates through December 21, 2024. The foreign tax credit is set to expire at various dates through December 31, 2026.
A provision has not been made at December 31, 2016 for U.S. or additional foreign withholding taxes on approximately $6,958 of undistributed earnings of the Company’s foreign subsidiaries in Europe and Japan because it is the present intention of management to permanently reinvest these undistributed earnings. It is not practical to estimate the amount of tax that might be payable if some or all of such earnings were to be remitted.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The total amount of unrecognized tax benefits were as follows:

	December 31,
	2016	2015	2014
Unrecognized tax benefits, opening balance	$5,236	$5,292	$5,706
Gross increases—tax positions in prior period	118	136	150
Gross decreases—tax positions in prior period	(735)	(755)	(892)
Gross increases—current-period tax positions	208	563	328
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, ending balance	$4,827	$5,236	$5,292
Included in the ending balance at December 31, 2016 and 2015 are unrecognized tax benefits of $4,275 and $4,613, respectively, which would be reflected as an adjustment to income tax expense if recognized. The year over year decrease from 2014 to 2016 is primarily due to the reversal of unrecognized tax benefits related to federal tax exposures. It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals would have a significant impact on its results of operations or financial position.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $76, $71 and $60, respectively, in interest and penalties expense associated with uncertain tax positions. As of December 31, 2016 and 2015, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $1,019 and $900, respectively.
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

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for-sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2014	$2,685	$(33)	$2,652
Net current period other comprehensive loss	(62)	33	(29)
Reclassifications	—	—	—
Beginning Balance, December 31, 2015	$2,623	$—	$2,623
Net current period other comprehensive loss	119	37	156
Reclassifications	—	—	—
Ending balance, December 31, 2016	$2,742	$37	$2,779

13.	Segment Reporting and Geographic Information:
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
The following table lists the different sources of revenue:

	Year Ended December 31,
	2016		2015		2014
Systems and software:
Process Control	$146,652	63%	$144,858	66%	$112,408	63%
Lithography	18,949	8%	14,519	6%	11,163	6%
Software	29,795	13%	27,291	12%	24,042	13%
Parts	25,343	11%	24,072	11%	20,334	11%
Services	12,041	5%	10,950	5%	13,271	7%
Total revenue	$232,780	100%	$221,690	100%	$181,218	100%

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The Company’s significant operations outside the United States include sales, service and application offices in Europe and Asia. For geographical reporting, revenues are attributed to the geographic location in which the product is shipped. Revenue by geographic region is as follows:

	Year Ended December 31,
	2016	2015	2014
Revenues from third parties:
United States	$30,876	$46,778	$56,963
Taiwan	68,211	55,548	49,532
South Korea	15,556	14,221	16,690
Singapore	35,517	27,310	14,551
Austria	2,049	3,557	752
Japan	11,875	13,216	9,449
Germany	9,759	29,378	9,142
China	33,720	17,152	11,521
Other Europe	18,720	11,403	9,362
Other Asia	6,497	3,127	3,256
Total revenue	$232,780	$221,690	$181,218

No individual end user customer accounted for more than 10% of the Company’s revenue in 2016, 2015 and 2014. The Company does not have purchase contracts with any of its customers that obligate them to continue to purchase its products.
At December 31, 2016 and December 31, 2015, one customer, Taiwan Semiconductor Manufacturing Co. Ltd., accounted for more than 10% of net accounts receivable.
Substantially all of the Company’s long-lived assets are located within the United States of America.

14.	Earnings (Loss) Per Share:
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
For the year ended December 31, 2016, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 39 and 0, respectively. For the year ended December 31, 2015, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 15 and 190, respectively. For the year ended December 31, 2014, all outstanding restricted stock units of 805 and stock options of 615 were excluded from the computation of diluted loss per shares because the effect in the period would be antidilutive.
For the years ended December 31, 2016 and 2015, diluted earnings per share-weighted average shares outstanding included the effect resulting from assumed conversion of the Notes and warrants. For the year ended December 31, 2014, diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes as their impact would be anti-dilutive. See Note 7 for additional discussion regarding the Notes.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

The computations of basic and diluted income per share for the years ended December 31, 2016, 2015, and 2014 are as follows:

	December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$36,952	$17,956	$(4,640)
Denominator:
Basic earnings per share - weighted average shares outstanding	31,128	31,408	33,124
Effect of potential diluted securities:
Employee stock options and restricted stock units - dilutive shares	467	692	—
Convertible senior notes - dilutive shares	103	66	—
Warrants - dilutive shares	92	—	—
Diluted earnings per share - weighted average shares outstanding	31,790	32,166	33,124
Earnings per share:
Basic	$1.19	$0.57	$(0.14)
Diluted	$1.16	$0.56	$(0.14)

15.	Shares Repurchase Authorization:
In January 2015, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the twelve months ended December 31, 2016, we repurchased 615 shares of common stock. At December 31, 2016, there were 711 shares available for future stock repurchases under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are retired.
The following table summarizes the Company’s stock repurchases for December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Shares of common stock repurchased	615	1,674	1,353
Cost of stock repurchased	$8,044	$20,668	$12,845
Average price paid per share	$13.07	$12.35	$9.49

RUDOLPH TECHNOLOGIES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(In thousands, except per share data)

16.	Quarterly Consolidated Financial Data (unaudited):
The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2016 and December 31, 2015. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.
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

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total
Revenues	$54,362	$62,701	$61,641	$54,076	$232,780
Gross profit	29,045	34,193	32,449	27,864	123,551
Income before income taxes	19,561	10,593	12,970	6,744	49,868
Net income	13,939	7,601	9,286	6,126	36,952
Income per share:
Basic	$0.45	$0.25	$0.30	$0.20	$1.19
Diluted	$0.44	$0.24	$0.30	$0.19	$1.16
Weighted average number of shares outstanding:
Basic	30,957	30,779	30,988	31,085	31,128
Diluted	31,654	31,754	31,459	32,018	31,790

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total
Revenues	$52,570	$59,466	$58,597	$51,057	$221,690
Gross profit	28,966	31,884	31,912	26,644	119,406
Income (loss) before income taxes	3,097	8,656	10,880	4,179	26,812
Net income	1,848	6,027	7,198	2,883	17,956
Income per share:
Basic	$0.06	$0.19	$0.23	$0.09	$0.57
Diluted	$0.06	$0.19	$0.22	$0.09	$0.56
Weighted average number of shares outstanding:
Basic	31,928	31,663	31,526	31,016	31,408
Diluted	32,549	32,339	32,204	32,075	32,166

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES
SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2016:
Allowance for doubtful accounts	$713	$5	$—	$38	$680
Inventory valuation	8,896	2,953	—	1,304	10,545
Warranty	1,894	2,405	—	2,511	1,788
Deferred tax valuation allowance	2,205	71	(352)	—	1,924
Year 2015:
Allowance for doubtful accounts	$1,279	$124	$—	$690	$713
Inventory valuation	7,000	3,676	—	1,780	8,896
Warranty	1,574	2,640	—	2,320	1,894
Deferred tax valuation allowance	2,445	(128)	(112)	—	2,205
Year 2014:
Allowance for doubtful accounts	$1,152	$127	$—	$—	$1,279
Inventory valuation	6,101	3,910	—	3,011	7,000
Warranty	1,551	2,048	—	2,025	1,574
Deferred tax valuation allowance	1,756	838	(149)	—	2,445

SIGNATURES
PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Rudolph Technologies, Inc.
By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 16, 2017

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer	February 16, 2017
Michael P. Plisinski

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2017
Steven R. Roth

/s/ Jeffrey A. Aukerman	Director	February 16, 2017
Jeffrey A. Aukerman

/s/ Leo Berlinghieri	Director	February 16, 2017
Leo Berlinghieri

/s/ Daniel H. Berry	Director	February 16, 2017
Daniel H. Berry

/s/ Thomas G. Greig	Director	February 16, 2017
Thomas G. Greig

/s/ David B. Miller	Director	February 16, 2017
David B. Miller

/s/ John R. Whitten	Director	February 16, 2017
John R. Whitten

EXHIBIT INDEX

Exhibit No.	Description

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

10.1+
License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on September 9, 1999).

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (SEC File No. 333-86821), filed on October 14, 1999).
10.3*	Form of 1999 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, (SEC File No. 333-86821) filed on September 9, 1999).
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

10.6*
Executive Change of Control Agreement, dated February 7, 2014, by and between Rudolph Technologies, Inc. and Richard Rogoff (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on February 20, 2015.

10.7*
Executive Change of Control Agreement, dated August 20, 2009, by and between Rudolph Technologies, Inc. and Robert A. Koch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 06, 2009.

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

10.10*	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.11*	Rudolph Technologies, Inc. 2009 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B of the Registrant’s revised Proxy Statement on Form DEFR14A, filed on May 8, 2009).
10.12*	Amended form of Restricted Stock Unit Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan filed herewith.
10.13
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