Form 10-Q
period 2017-03-31
RUDOLPH TECHNOLOGIES INC
filed 2017-05-02
CIK 1094392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
___________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [_]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [_]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]	Emerging growth company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [_] No [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]
The number of outstanding shares of the Registrant’s Common Stock on April 19, 2017 was 31,439,510.

Item No.	Page
PART I    FINANCIAL INFORMATION
PART II    OTHER INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,245	$37,859
Marketable securities	85,143	87,872
Accounts receivable, less allowance of $402 and $680	61,002	64,912
Inventories, net	66,226	65,485
Income taxes receivable	266	2,389
Prepaid expenses and other current assets	4,971	4,113
Total current assets	269,853	262,630
Property, plant and equipment, net	12,329	11,858
Goodwill	22,495	22,495
Identifiable intangible assets, net	9,768	10,273
Other assets	31,417	31,443
Total assets	$345,862	$338,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,808	$21,494
Deferred revenue	7,708	7,329
Other current liabilities	5,809	7,139
Total current liabilities	33,325	35,962
Other non-current liabilities	10,035	9,002
Total liabilities	43,360	44,964
Commitments and contingencies
Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	381,713	381,189
Accumulated other comprehensive loss	(1,615)	(2,779)
Accumulated deficit	(77,627)	(84,706)
Total stockholders’ equity	302,502	293,735
Total liabilities and stockholders’ equity	$345,862	$338,699

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$60,679	$54,362
Cost of revenues	28,811	25,317
Gross profit	31,868	29,045
Operating expenses (income):
Research and development	12,010	12,446
Selling, general and administrative	9,668	9,499
Amortization	505	595
Patent litigation judgment	—	(14,632)
Total operating expenses	22,183	7,908
Operating income	9,685	21,137
Interest (income) expense, net	(191)	1,469
Other expense	269	107
Income before income taxes	9,607	19,561
Provision for income taxes	2,456	5,622
Net income	$7,151	$13,939
Earnings per share:
Basic	$0.23	$0.45
Diluted	$0.22	$0.44
Weighted average shares outstanding:
Basic	31,290	30,957
Diluted	32,058	31,654

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$7,151	$13,939
Other comprehensive income:
Change in net unrealized gains (losses) on investments, net of tax	44	(6)
Change in currency translation adjustments	1,120	638
Total comprehensive income	$8,315	$14,571

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$7,151	$13,939
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of convertible note discount and issuance costs	—	1,017
Amortization of intangibles	505	595
Depreciation	924	944
Foreign currency exchange loss	269	107
Change in fair value of contingent consideration	132	117
Share-based compensation	1,148	1,161
Provision for doubtful accounts and inventory valuation	951	800
Litigation settlement	—	(14,632)
Changes in operating assets and liabilities	3,144	(10,067)
Net cash and cash equivalents provided by (used in) operating activities	14,224	(6,019)
Cash flows from investing activities:
Purchases of marketable securities	(22,449)	(44,311)
Proceeds from sales of marketable securities	25,355	51,120
Purchases of property, plant and equipment	(1,724)	(1,514)
Net cash and cash equivalents provided by investing activities	1,182	5,295
Cash flows from financing activities:
Redemption of stock warrants	(1,025)	—
Purchases of common stock	—	(4,700)
Tax payments related to shares withheld for share-based compensation plans	(803)	(1,509)
Issuance of shares through share-based compensation plans	107	6
Net cash and cash equivalents used in financing activities	(1,721)	(6,203)
Effect of exchange rate changes on cash and cash equivalents	701	559
Net increase (decrease) in cash and cash equivalents	14,386	(6,368)
Cash and cash equivalents at beginning of period	37,859	44,554
Cash and cash equivalents at end of period	$52,245	$38,186

Supplemental disclosure of cash flow information:
Income taxes paid	$208	$1,068
Interest paid	$—	$1,125

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

NOTE 1.    Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three month period ended March 31, 2017 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”) filed with the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements included in the 2016 10-K.
Reclassifications
Certain immaterial prior period amounts have been reclassified to conform to the current financial statement presentation.
Recent Accounting Pronouncements
Recently Adopted
Effective January 1, 2017, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2016-09, “ Improvements to Employee Share-Based Payment Accounting.” The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statements of Cash Flows. As a result of the adoption, on a prospective basis, the Company recognized $672 of excess tax benefits from stock-based compensation as a benefit in our income tax provision for the three months ended March 31, 2017. Historically, these amounts were recorded as additional paid-in capital. Upon adoption, the Company elected to present excess tax benefits to operating cash flows retrospectively to its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016, which resulted in a reclassification of excess tax benefits from stock-based compensation of $304 from cash flows from financing activities to cash flows from operating activities. The Company elected to change its policy on accounting for forfeitures and account for forfeitures as they occur. As a result of the forfeiture rate policy change, the Company recorded a reduction to retained earnings of $72 under the modified retrospective approach. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on its results of operations.
Effective January 1, 2017, the Company adopted ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This simplifies subsequent measurement of inventory by having an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The adoption of ASU 2015-11 did not have any impact on the Company's consolidated financial position, results of operations, and cash flows.
Not Yet Adopted
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU eliminates Step 2 from the goodwill impairment test. Accordingly, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit. The ASU is effective for the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the effect the adoption of ASU No. 2017-04 will have on its consolidated financial position, results of operations, and cash flows.
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
The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$84,305	$—	$84,305	$—
Corporate bonds	838	—	838	—
Foreign currency forward contracts	62	—	62	—
Total Assets	$85,205	$—	$85,205	$—
Liabilities:
Contingent consideration - acquisitions	3,383	—	—	3,383
Total Liabilities	$3,383	$—	$—	$3,383

December 31, 2016
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$87,029	$—	$87,029	$—
Corporate bonds	843	—	843	—
Foreign currency forward contracts	312	—	312	—
Total Assets	$88,184	$—	$88,184	$—
Liabilities:
Contingent consideration - acquisitions	3,251	—	—	3,251
Total Liabilities	$3,251	$—	$—	$3,251

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
Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities. The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, timing of cash flows and estimates of discount rates of 8.6% and 9.1% for the three months ended March 31, 2017 and 2016, respectively. A significant decrease in the projected revenues or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.
This table presents a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Balance at December 31, 2016	$3,251
Additions	—
Total loss included in selling, general and administrative expense	132
Payments	—
Transfers into (out of) Level 3	—
Balance at March 31, 2017	$3,383
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
The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2017 and December 31, 2016 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
At March 31, 2017 and December 31, 2016, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2017
Municipal notes and bonds	$84,294	$26	$(15)	$84,305
Corporate bonds	838	—	—	838
Total marketable securities	$85,132	$26	$(15)	$85,143
December 31, 2016
Municipal notes and bonds	$87,088	$6	$(65)	$87,029
Corporate bonds	842	1	—	843
Total marketable securities	$87,930	$7	$(65)	$87,872
 The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$74,933	$74,935	$82,498	$82,445
Due after one through five years	10,199	10,208	5,432	5,427
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$85,132	$85,143	$87,930	$87,872
The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at March 31, 2017 and December 31, 2016:

	Unrealized Loss Position For Less Than 12 Months		Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2017
Municipal notes and bonds	$30,596	$(15)	$—	$—
Corporate bonds	—	—	—	—
Total	$30,596	$(15)	$—	$—
December 31, 2016
Municipal notes and bonds	$64,918	$(65)	$—	$—
Corporate bonds	—	—	—	—
Total	$64,918	$(65)	$—	$—
See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4.    Derivative Instruments and Hedging Activities
The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2017 and December 31, 2016, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. Derivative instruments are recognized as either “prepaid expenses and other current assets” or “other current liabilities” in the Condensed Consolidated Balance Sheets and are measured at fair value. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and decreases in the fair value of $250 and $204 for the three month periods ended March 31, 2017 and 2016, respectively, are recorded within the caption “Other expense” in the Condensed Consolidated Statements of Operations.
The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Notional amount	$4,933	$3,827
Fair value of asset	$62	$312

NOTE 5.    Purchased Intangible Assets
Purchased intangible assets as of March 31, 2017 and December 31, 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2017
Finite-lived intangibles:
Developed technology	$65,527	$57,388	$8,139
Customer and distributor relationships	9,560	8,592	968
Trade names	4,361	3,700	661
Total identifiable intangible assets	$79,448	$69,680	$9,768
December 31, 2016
Finite-lived intangibles:
Developed technology	$65,527	$56,986	$8,541
Customer and distributor relationships	9,560	8,514	1,046
Trade names	4,361	3,675	686
Total identifiable intangible assets	$79,448	$69,175	$10,273
Intangible asset amortization expense for the three month period ended March 31, 2017 and 2016 was $505 and $595, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2017 will be $1,428, and for each of the next five years estimated amortization expense amounts to $1,496 for 2018, $1,496 for 2019, $1,294 for 2020, $546 for 2021, and $480 for 2022.

NOTE 6.    Balance Sheet Details
Inventories
Inventories are comprised of the following:

	March 31, 2017	December 31, 2016
Materials	$34,158	$32,993
Work-in-process	21,064	18,764
Finished goods	11,004	13,728
Total inventories	$66,226	$65,485
The Company has established reserves of $11,460 and $10,545 as of March 31, 2017 and December 31, 2016, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment
Property, plant and equipment, net is comprised of the following:

	March 31, 2017	December 31, 2016
Land and building	$2,584	$2,584
Machinery and equipment	24,253	23,493
Furniture and fixtures	2,771	2,699
Computer equipment and software	5,422	5,204
Leasehold improvements	8,471	8,116
	43,501	42,096
Accumulated depreciation	(31,172)	(30,238)
Total property, plant and equipment, net	$12,329	$11,858

Other assets
Other assets is comprised of the following:

	March 31, 2017	December 31, 2016
Deferred income taxes	$30,826	$30,850
Other	591	593
Total other assets	$31,417	$31,443

Other current liabilities

Other current liabilities is comprised of the following:

	March 31, 2017	December 31, 2016
Intangible asset acquisition - Stella Alliance	$1,000	$1,000
Contingent consideration - acquisitions	634	855
Warrant settlement payable	—	1,025
Customer deposits	915	996
Other	3,260	3,263
Total other current liabilities	$5,809	$7,139

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	March 31, 2017	December 31, 2016
Unrecognized tax benefits (including interest)	$3,410	$3,386
Contingent consideration - acquisitions	2,749	2,396
Deferred revenue	1,197	1,132
Other	2,679	2,088
Total other non-current liabilities	$10,035	$9,002

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
The sale of the warrant gave the holder the right to purchase 4,634 shares of Company common stock at a strike price of $17.00 per share. The warrant had a series of daily expiration dates beginning in October 2016 and ending in January 2017. In 2016, the holder exercised 4,248 warrants, which settled for 80 shares of Company common stock and $10,525 payable in cash, of which $9,500 was paid as of December 31, 2016 and $1,025 was paid in January 2017, at a weighted average stock price of

$19.82 per share. The remaining 386 warrants were exercised in January 2017 by the holder for 102 shares of Company common stock at a weighted average stock price of $23.13 per share.
The following table presents the amount of interest cost recognized relating to the Notes during the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
	2017	2016
Contractual interest coupon	$—	$562
Amortization of interest discount	—	894
Amortization of debt issuance costs	—	123
Total interest cost recognized	$—	$1,579

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended March 31,
	2017	2016
Balance, beginning of the period	$1,788	$1,894
Accruals	855	544
Usage	(648)	(665)
Balance, end of the period	$1,995	$1,773
Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”
Legal Matters
From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material activities with regard to these matters through March 31, 2017.

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 11-CV-03707 (MJD/TNL): A lawsuit against Camtek, Ltd. (“Camtek”), of Migdal Hamek, Israel, was filed by the Company on June 1, 2011 alleging infringement of its U.S. Patent No. 7,729,528 related to its proprietary continuous scan wafer inspection technology. The relief sought in the lawsuit includes the payment of damages and a permanent injunction against any products found to be infringing. Camtek filed an inter partes reexamination petition with the U.S. Patent and Trademark Office (the “PTO”) on January 19, 2012 asserting that certain claims of the patent are unpatentable. In the course of this proceeding the PTO issued a final determination that 35 claims of the patent were valid and 18 claims were rejected.  The Company appealed the PTO’s rejection of the 18 claims to the US Court of Appeals for the Federal Circuit.  On December 22, 2016, the U.S. Court of Appeals for the Federal Circuit reversed the PTO’s rejection of three of the 18 patent claims, affirmed the PTO’s rejection of nine of the 18 patent claims, and dismissed the remaining six patent claims for procedural reasons. Thus, 38 claims are available to be asserted under the ‘528 patent in this lawsuit. During the pendency of the reexamination process, the parties have stipulated that the lawsuit be stayed. With resolution of Camtek’s petition, the stay in the lawsuit has been lifted and the parties are proceeding with litigation.

Rudolph Technologies, Inc. v. Camtek, Ltd., No. 15-CV-1246 (ADM/BRT): On March 12, 2015, the Company filed and served on Camtek a complaint asserting infringement of Rudolph’s U.S. Patent No. 6,826,298 by Camtek’s Eagle product with the U.S. District Court in Minnesota. The ‘6,298 patent is also related to our proprietary continuous scan wafer inspection technology and was the subject of Rudolph’s prior litigation against the Camtek Falcon system (the “Falcon Litigation”) in which Rudolph prevailed with a final judgment of infringement and damages of $14.6 million assessed against Camtek. The relief sought in the lawsuit includes the payment of damages and a permanent injunction against any products found to be infringing. On April 21, 2015, the Company filed a Motion for Preliminary Injunction to enjoin Camtek’s sale of the Eagle device in the United States. On or about April 20, 2015, Camtek filed a complaint in the U.S. District Court in New Jersey seeking a declaratory judgment challenging the jurisdiction and venue of the Minnesota District Court and seeking to have the New Jersey District Court find that the ‘6,298 patent is not infringed and, in the alternative, that the ‘6,298 patent is invalid. On August 26, 2015, the U.S. District Court in Minnesota ruled that Minnesota jurisdiction was appropriate for this matter while at the same time denying the Company’s Motion for Preliminary Injunction. Camtek’s complaint filed in the U.S. District Court in New Jersey was subsequently dismissed. On August 8, 2016 the Minnesota District Court issued an order regarding motions for partial summary judgment which we had filed in March 2016 granting (i) that the ‘6,298 patent is valid and Camtek is precluded from contesting its validity at trial, and (ii) that the claim constructions adopted in the Falcon Litigation for four terms are entitled to a preclusive effect and will apply in the course of the present litigation. The Minnesota District Court also ruled that three phrases not subject to claim construction in the Falcon Litigation may be defined in the present case. This matter is currently ongoing in the U.S. District Court in Minnesota with no trial date set.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank. The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of March 31, 2017 was approximately $72 million with an available interest rate of 2.5%. The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion. The Company has not utilized the line of credit to date.

NOTE 9.   Share-Based Compensation
Restricted Stock Unit Activity
A summary of the Company’s nonvested restricted stock unit activity with respect to the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,136	$12.30
Granted	99	$22.38
Vested	(184)	$10.97
Forfeited	(27)	$11.84
Nonvested at March 31, 2017	1,024	$13.53
Included in the number of shares granted in the table directly above are 38 market performance-based restricted stock units (MPRSUs) granted to executives.  Vesting of these MPRSUs is contingent upon the Company meeting certain total shareholder return (TSR) levels as compared to a select peer group over the next three years.  The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (76 shares) based on TSR performance.  The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term.  The estimated fair value per share of the MPRSUs was $25.30 and was calculated using a Monte Carlo simulation model.

As of March 31, 2017 and December 31, 2016, there was $10,532 and $8,697 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.7 years for both of the respective periods.

NOTE 10.   Other Expense

	Three Months Ended
	March 31,
	2017	2016
Foreign currency exchange losses, net	$269	$107
Total other expense	$269	$107

NOTE 11.   Income Taxes
The following table provides details of income taxes:

	Three Months Ended
	March 31,
	2017	2016
Income before income taxes	$9,607	$19,561
Provision for income taxes	$2,456	$5,622
Effective tax rate	25.6%	28.7%

The income tax provision for the three months ended March 31, 2017 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year. The changes in the Company’s effective tax rate for the three months ended March 31, 2017 compared to the same period for the prior year are primarily due to changes in the mix of forecasted earnings by jurisdictions and the recording of excess tax benefits for stock compensation related to the adoption of FASB ASU No. 2016-09.
The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt. Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing the need for a valuation allowance. As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets. The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate. The Company has a recorded valuation allowance against certain of its deferred tax assets of $1,924 as of March 31, 2017 and December 31, 2016.

NOTE 12.   Earnings Per Share
Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common equivalent shares outstanding during the period.  Potential common shares that would have the effect of increasing diluted earnings per share are considered to be anti-dilutive. In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share. For the three months ended March 31, 2017, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 0 and 25, respectively. For the three months ended March 31, 2016, the weighted average number of stock options and restricted stock units totaling 151 and 0, respectively, were excluded from the computation of diluted earnings per share. For the three months ended March 31, 2017, diluted earnings per share-weighted average shares outstanding included the effect resulting from assumed conversion of the warrants. For the three months ended March 31, 2016, diluted earnings per share-weighted average shares outstanding do not include any effect resulting from assumed conversion of the Notes and warrants, as their impact was anti-dilutive.
The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$7,151	$13,939
Denominator:
Basic earnings per share - weighted average shares outstanding	31,290	30,957
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	762	697
Warrant - dilutive shares	6	—
Diluted earnings per share - weighted average shares outstanding	32,058	31,654
Earnings per share:
Basic	$0.23	$0.45
Diluted	$0.22	$0.44

NOTE 13.   Accumulated Other Comprehensive Loss
Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments. See the Condensed Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.
The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gains on available-for-sale investments	Accumulated other comprehensive loss (income)
Beginning Balance, December 31, 2016	$2,742	$37	$2,779
Net current period other comprehensive income	(1,120)	(44)	(1,164)
Reclassifications	—	—	—
Ending balance, March 31, 2017	$1,622	$(7)	$1,615

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
The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2017		2016
Systems and software:
Process Control	$43,876	72%	$36,459	67%
Lithography	17	—%	170	—%
Software	7,498	13%	7,422	14%
Parts	6,330	10%	7,160	13%
Services	2,958	5%	3,151	6%
Total revenue	$60,679	100%	$54,362	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2017	2016
United States	$9,009	$7,388
Taiwan	13,833	22,035
Japan	3,208	2,937
China	14,101	8,825
South Korea	9,530	1,623
Singapore	3,266	7,047
Other Asia	114	871
Germany	3,080	697
Other Europe	4,538	2,939
Total revenue	$60,679	$54,362

The following customers each accounted for more than 10% of total revenues for the indicated periods.

	Three Months Ended
	March 31,
	2017	2016
Customer A	17.2%	0.6%
Customer B	5.6%	26.9%

NOTE 15.   Share Repurchase Authorization
In January 2015, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the three month period ended March 31, 2017, the Company did not repurchase any shares of common stock pursuant to the share repurchase authorization. At March 31, 2017, there were 711 shares available for future stock repurchases under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are retired.
The following table summarizes the Company’s stock repurchases for the three month period ended March 31, 2017 and 2016, respectively:

	Three Months Ended
	March 31,
	2017	2016
Shares of common stock repurchased	—	370
Cost of stock repurchased	$—	$4,700
Average price paid per share	$—	$12.70

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

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions, seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, changes in management, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and/or front-end semiconductor market segments, our ability to successfully integrate acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions, and the “Risk Factors” set forth in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”) and any subsequent filed Quarterly Reports on Form 10-Q. The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our 2016 10-K in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP, and provide a fair presentation of our financial position and results of operations.
For more information, please see our critical accounting policies as previously disclosed in our 2016 10-K.
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
Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project year-over-year increase in capital equipment spending of approximately 3% - 11% for 2017. Our revenues and profitability tend to follow the trends of certain segments within the semiconductor market.
Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the three month period ended March 31, 2017 and for the years ended December 31, 2016, 2015 and 2014, sales to customers that individually represented at least five percent of our revenues accounted for 37.9%, 34.5%, 23.3%, and 23.9% of our revenues, respectively.
We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or a cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems, with one customer accounting for 17.2% of our total revenues for the three month period ended March 31, 2017. The following table lists the average selling price for our systems:

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
Results of Operations for the Three Month Periods Ended March 31, 2017 and 2016
Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing. Our revenues of $60.7 million increased 11.6% for the three months ended March 31, 2017 compared to the same period in the prior year when revenues totaled $54.4 million.
The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended
	March 31,
	2017		2016
Systems and software:
Process Control	$43,876	72%	$36,459	67%
Lithography	17	—%	170	—%
Software	7,498	13%	7,422	14%
Parts	6,330	10%	7,160	13%
Services	2,958	5%	3,151	6%
Total revenue	$60,679	100%	$54,362	100%

Total systems and software revenue increased $7.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Process control system revenue increased $7.4 million for the three months ended March 31, 2017, compared to the same period in the prior year primarily due to higher metrology system sales in the 2017 period. Software revenue increased slightly for the three months ended March 31, 2017, compared to three months ended March 31, 2016. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 69% of total revenues for the three month period ended March 31, 2017, compared to 68% of total revenues for the three month period ended March 31, 2016.  The year-over-year decrease in total parts and services revenue for the three months ended March 31, 2017, is primarily due to decreased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.
Deferred revenues of $7.8 million were recorded in the Condensed Consolidated Balance Sheet within the caption “Deferred revenue” and $1.1 million were recorded in “Other non-current liabilities” at March 31, 2017. Deferred revenue primarily consisted of $6.1 million for deferred maintenance agreements and $2.8 million for outstanding deliverables.
Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins. Our gross profit was $31.9 million for the three month period ended March 31, 2017, compared to $29.0 million for the same period in the prior year. Our gross profit represented 52.5% of our revenues for the three month period ended March 31, 2017. For the three months ended March 31, 2016, gross profit represented 53.4% of our revenues.  The decrease in gross profit as a percentage of revenue for the three month period ended March 31, 2017 compared to the same period in the prior year is primarily due to a change in our product sales mix.
Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.
Research and Development.  Our research and development expense was $12.0 million for the three month period ended March 31, 2017, compared to $12.4 million for the same period in the prior year.  Research and development expense represented 19.8% of our revenues for the three month period ended March 31, 2017, compared to 22.9% of revenues for the prior year period.  Research and development expenses decreased for the three month period year-over-year due to decreased litigation and project costs.
Selling, General and Administrative.     Our selling, general and administrative expense was $9.7 million for the three month period ended March 31, 2017, compared to $9.5 million for the same period in the prior year.  Selling, general and administrative expense represented 15.9% of our revenues for the three month period ended March 31, 2017, compared to 17.5% of our revenues for the same period in the prior year.  The year-over-year dollar increase for the three month period ended March 31, 2017 in selling, general and administrative expense was primarily due to an increase in compensation costs.
Income Taxes.  We recorded an income tax provision of $2.5 million for the three month period ended March 31, 2017. Our effective tax rate of 25.6% differs from the statutory rate of 35% for the three month period ended March 31, 2017 primarily due to a projected IRC Section 199 manufacturing deduction, research and development credit and an excess tax benefit for stock compensation related to the adoption of FASB ASU No. 2016-09. For the three month period ended March 31, 2016, we recorded an income tax provision of $5.6 million.
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
Litigation. As discussed in Part I, Item 3. “Legal Proceedings” of our 2016 10-K and Note 8 in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are subject to separate legal proceedings and claims, which include, among other things, our litigation with Camtek, Ltd. (“Camtek”).
Liquidity and Capital Resources
At March 31, 2017, we had $137.4 million of cash, cash equivalents and marketable securities and $236.5 million in working capital.  At December 31, 2016, we had $125.7 million of cash, cash equivalents and marketable securities and $226.7 million in working capital.
Operating activities provided $14.2 million in net cash and cash equivalents for the three month period ended March 31, 2017.  The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2017 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges, of $11.1 million and changes in operating assets and liabilities of $3.1 million. Operating activities used $6.0 million in net cash and cash equivalents for the three month period ended March 31, 2016. The net cash and cash equivalents provided by operating activities during the three month period ended March 31, 2016 was primarily a result of a net income, adjusted to exclude the effect of non-cash operating charges, of $4.0 million, partially offset by changes in operating assets and liabilities of $10.0 million.
Net cash and cash equivalents provided by investing activities during the three month period ended March 31, 2017 of $1.2 million was due to proceeds from sales of marketable securities of $25.4 million, partially offset by the purchase of marketable securities of $22.4 million and capital expenditures of $1.7 million.  Net cash and cash equivalents provided by investing activities during the three month period ended March 31, 2016 of $5.3 million was due to proceeds from sales of marketable securities of $51.1 million, partially offset by the purchase of marketable securities of $44.3 million and capital expenditures of $1.5 million.
Net cash and cash equivalents used in financing activities during the three month period ended March 31, 2017 of $1.7 million was due primarily to the redemption of stock warrants of $1.0 million and tax payments related to shares withheld for share-based compensation plans of $0.8 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.1 million. For the three month period ended March 31, 2016, financing activities used $6.2 million, resulting primarily from the repurchases of shares of our common stock of $4.7 million and tax payments related to shares withheld for share-based compensation plans of $1.5 million, partially offset by proceeds from sales of shares through share-based compensation plans.
From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all of a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.
In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the three months ended March 31, 2017, no shares of common stock were repurchased. At March 31, 2017, 0.7 million shares remained available for future stock repurchase under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are being retired. For further information, see Note 15 in the accompanying condensed consolidated financial statements.
We have a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities we have with the bank. We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed. The available line of credit as of March 31, 2017 was approximately $72 million with an available interest rate of 2.5%. The credit agreement is available to us until such time that either party terminates the arrangement at their discretion. We have not utilized the line of credit to date.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Credit Market Risk
We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal bonds and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of March 31, 2017, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.
Foreign Currency Risk
A substantial portion of our systems and software sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other (income) expense” in the Condensed Consolidated Statements of Operations for each reporting period. As of March 31, 2017, we had seventeen forward contracts outstanding with a total notional contract value of $4.9 million. We do not use derivative financial instruments for trading or speculative purposes.
We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China.  Our international subsidiaries and branches operate primarily using local functional currencies.  A hypothetical 10% appreciation or depreciation in the U.S. dollar relative to the reporting currencies of our foreign operations at March 31, 2017 would have affected the foreign-currency-denominated non-operating expenses of our foreign operations by approximately $0.4 million. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

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
Conclusions
As of March 31, 2017, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.   Legal Proceedings
For a description of our previously reported legal proceedings refer to “Part I, Item 3 - Legal Proceedings” in our 2016 10-K, as updated in Note 8 in the accompanying unaudited condensed consolidated financial statements.

We are party to other ordinary and routine litigation incidental to our business. We do not expect the outcome of any pending litigation to have a material adverse effect on our consolidated financial position or results of operations.

Item 1A.    Risk Factors
There were no material changes to our risk factors discussed in Part I, Item 1A - Risk Factors in our 2016 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time. During the three months ended March 31, 2017, the Company repurchased no shares of common stock. At March 31, 2017, 0.7 million shares remained available for future stock repurchase under this repurchase authorization. Shares of common stock purchased under the share repurchase authorization are being retired. For further information, see Note 15 in the accompanying condensed consolidated financial statements.
In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program. During the three months ended March 31, 2017, we withheld 32 thousand shares through net share settlements, at a cost of $0.7 million. Please refer to Note 9 in the accompanying condensed consolidated financial statements for further additional information regarding our share-based compensation plans.
The following table provides details of common stock purchased and withheld during the three month period ended March 31, 2017 (in thousands, except per share data):

Period	Total Number of Shares Purchased and Withheld	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1, 2017 - January 31, 2017	21.0	$23.23	—	711
February 1, 2017 - February 28, 2017	6.0	$21.88	—	711
March 1, 2017 - March 31, 2017	5.0	$21.68	—	711
Three months ended March 31, 2017	32.0	$22.75	—	711

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

Rudolph Technologies, Inc.
Date:	May 2, 2017	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	May 2, 2017	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Michael P. Plisinski, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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