Form 10-Q
period 2017-09-30
RUDOLPH TECHNOLOGIES INC
filed 2017-10-31
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The number of outstanding shares of the Registrant’s Common Stock on October 17, 2017 was 31,586,918.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$68,026	$37,859
Marketable securities	91,339	87,872
Accounts receivable, less allowance of $510 and $680	66,188	64,912
Inventories, net	65,766	65,485
Income taxes receivable	—	2,389
Prepaid expenses and other current assets	17,533	4,113
Total current assets	308,852	262,630
Property, plant and equipment, net	15,849	11,858
Goodwill	22,495	22,495
Identifiable intangible assets, net	9,006	10,273
Other assets	31,342	31,443
Total assets	$387,544	$338,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,381	$21,494
Income tax payable	4,770	—
Deferred revenue	5,622	7,329
Other current liabilities	9,650	7,139
Total current liabilities	45,423	35,962
Other non-current liabilities	9,915	9,002
Total liabilities	55,338	44,964
Commitments and contingencies
Stockholders’ equity:
Common stock	32	31
Additional paid-in capital	384,631	381,189
Accumulated other comprehensive loss	(1,392)	(2,779)
Accumulated deficit	(51,065)	(84,706)
Total stockholders’ equity	332,206	293,735
Total liabilities and stockholders’ equity	$387,544	$338,699

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$66,920	$61,641	$195,017	$178,704
Cost of revenues	31,775	29,192	92,548	83,017
Gross profit	35,145	32,449	102,469	95,687
Operating expenses (income):
Research and development	12,020	9,330	36,176	33,655
Selling, general and administrative	10,102	9,894	29,880	28,881
Amortization	506	595	1,516	1,785
Patent litigation income	(13,000)	(11)	(13,000)	(14,643)
Total operating expenses	9,628	19,808	54,572	49,678
Operating income	25,517	12,641	47,897	46,009
Interest (income) expense, net	(244)	64	(658)	2,979
Other expense (income)	98	(393)	533	(94)
Income before income taxes	25,663	12,970	48,022	43,124
Provision for income taxes	8,294	3,684	14,309	12,298
Net income	$17,369	$9,286	$33,713	$30,826
Earnings per share:
Basic	$0.55	$0.30	$1.07	$0.99
Diluted	$0.54	$0.30	$1.05	$0.97
Weighted average shares outstanding:
Basic	31,571	30,988	31,455	31,082
Diluted	32,170	31,459	32,126	31,655

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$17,369	$9,286	$33,713	$30,826
Other comprehensive income:
Change in net unrealized gains on investments, net of tax	(2)	(89)	43	(66)
Change in currency translation adjustments	91	54	1,344	1,288
Total comprehensive income	$17,458	$9,251	$35,100	$32,048

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$33,713	$30,826
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of convertible note discount and issuance costs	—	2,154
Amortization of intangibles	1,516	1,785
Depreciation	2,925	2,768
Foreign currency exchange loss	533	852
Change in fair value of contingent consideration	132	117
Share-based compensation	4,413	3,646
Gain on disposal of property, plant and equipment	—	(946)
Provision for doubtful accounts and inventory valuation	3,019	2,671
Patent litigation income	(13,000)	—
Changes in operating assets and liabilities	9,536	(12,347)
Net cash and cash equivalents provided by operating activities	42,787	31,526
Cash flows from investing activities:
Purchases of marketable securities	(103,224)	(110,283)
Proceeds from sales of marketable securities	99,931	141,936
Purchases of property, plant and equipment	(7,447)	(2,527)
Proceeds from sales of property, plant and equipment	—	1,165
Net cash and cash equivalents provided by (used in) investing activities	(10,740)	30,291
Cash flows from financing activities:
Redemption of stock warrants	(1,025)	—
Payments on redemption of convertible senior notes	—	(60,000)
Purchases of common stock	—	(8,044)
Tax payments related to shares withheld for share-based compensation plans	(1,331)	(1,573)
Payment of contingent consideration for acquired business	(358)	(94)
Issuance of shares through share-based compensation plans	289	354
Net cash and cash equivalents used in financing activities	(2,425)	(69,357)
Effect of exchange rate changes on cash and cash equivalents	545	1,532
Net increase (decrease) in cash and cash equivalents	30,167	(6,008)
Cash and cash equivalents at beginning of period	37,859	44,554
Cash and cash equivalents at end of period	$68,026	$38,546
Supplemental disclosure of cash flow information:
Income taxes paid	$6,917	$6,479
Interest paid	$—	$2,250
Litigation settlement received	$—	$14,643

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 10-K”) filed with the Securities and Exchange Commission (“SEC”).  The accompanying condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements included in the 2016 10-K.

Recent Accounting Pronouncements

Recently Adopted

Effective January 1, 2017, the Company adopted the Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the Condensed Consolidated Statement of Cash Flows. As a result of the adoption, on a prospective basis, the Company recognized $123 and $1,418 of excess tax benefits from stock-based compensation as a benefit in our income tax provision for the three and nine months ended September 30, 2017, respectively. Historically, these amounts were recorded as additional paid-in capital.  Upon adoption, the Company elected to present excess tax benefits to operating cash flows retrospectively to its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016, which resulted in a reclassification of excess tax benefits from stock-based compensation of $716 from cash flows from financing activities to cash flows from operating activities.  The Company elected to change its policy on accounting for forfeitures and account for forfeitures as they occur.  As a result of the forfeiture rate policy change, the Company recorded a reduction to retained earnings of $72 under the modified retrospective approach.  Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on its results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year which results in the new standard being effective for the Company at the beginning of its first quarter of fiscal year 2018. In addition, during March, April, May and December 2016 and September 2017, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU No. 2017-13,  Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), respectively, which clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance. The Company plans to adopt the new standard on January 1, 2018. The Company is in the process of completing its initial assessment of the effect of adoption and believes the impact of the new standard on the amount and timing of revenue recognition will be insignificant. The new standard will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows from customer contracts, including judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company expects to use the modified retrospective method of adoption, reflecting the cumulative effect of initially applying the new standard to revenue recognition in the first quarter of 2018.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$91,339	$—	$91,339	$—
Foreign currency forward contracts	61	—	61	—
Total Assets	$91,400	$—	$91,400	$—
Liabilities:
Contingent consideration - acquisitions	$3,025	$—	$—	$3,025
Total Liabilities	$3,025	$—	$—	$3,025

December 31, 2016
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$87,029	$—	$87,029	$—
Corporate bonds	843	—	843	—
Foreign currency forward contracts	312	—	312	—
Total Assets	$88,184	$—	$88,184	$—
Liabilities:
Contingent consideration - acquisitions	$3,251	$—	$—	$3,251
Total Liabilities	$3,251	$—	$—	$3,251

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

Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, timing of cash flows and estimates of discount rates of 8.6% and 9.1% for the nine months ended September 30, 2017 and 2016, respectively.  A significant decrease in the projected revenues or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

This table presents a reconciliation for all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2016	$3,251
Additions	—
Total loss included in selling, general and administrative expense	132
Payments	(358)
Transfers into (out of) Level 3	—
Balance at September 30, 2017	$3,025

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

The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2017 and December 31, 2016 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At September 30, 2017 and December 31, 2016, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2017
Municipal notes and bonds	$91,329	$20	$(10)	$91,339
Total marketable securities	$91,329	$20	$(10)	$91,339
December 31, 2016
Municipal notes and bonds	$87,088	$6	$(65)	$87,029
Corporate bonds	842	1	—	843
Total marketable securities	$87,930	$7	$(65)	$87,872

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, is as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$83,709	$83,720	$82,498	$82,445
Due after one through five years	7,620	7,619	5,432	5,427
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$91,329	$91,339	$87,930	$87,872

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position at September 30, 2017 and December 31, 2016:

	Unrealized Loss Position For Less Than 12 Months		Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2017
Municipal notes and bonds	$28,178	$(10)	$—	$—
Total	$28,178	$(10)	$—	$—
December 31, 2016
Municipal notes and bonds	$64,918	$(65)	$—	$—
Total	$64,918	$(65)	$—	$—

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2017 and December 31, 2016, these contracts included the future sale of Japanese Yen to purchase U.S. dollars.  Derivative instruments are recognized as either, “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets and are measured at fair value.  The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and decreases in the fair value of $251 and $384 for the nine months ended September 30, 2017 and 2016, respectively, are recorded within the caption “Other expense (income)” in the Condensed Consolidated Statements of Operations.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Notional amount	$4,803	$3,827
Fair value of asset	$61	$312

NOTE 5. Purchased Intangible Assets

Purchased intangible assets as of September 30, 2017 and December 31, 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2017
Finite-lived intangibles:
Developed technology	$65,777	$58,193	$7,584
Customer and distributor relationships	9,560	8,748	812
Trade names	4,361	3,751	610
Total identifiable intangible assets	$79,698	$70,692	$9,006
December 31, 2016
Finite-lived intangibles:
Developed technology	$65,527	$56,986	$8,541
Customer and distributor relationships	9,560	8,514	1,046
Trade names	4,361	3,675	686
Total identifiable intangible assets	$79,448	$69,175	$10,273

Intangible asset amortization expense for the three and nine months ended September 30, 2017 was $506 and $1,516, respectively.  For the three and nine months ended September 30, 2016, intangible assets amortization expenses was $595 and $1,785, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense for the remainder of 2017 will be $423, and for each of the next five years estimated amortization expense amounts to $1,516 for 2018, $1,516 for 2019, $1,313 for 2020, $566 for 2021, and $499 for 2022.

NOTE 6. Balance Sheet Details

Prepaid expenses and other current assets

Prepaid expenses and other current assets comprised of the following:

	September 30, 2017	December 31, 2016
Patent Litigation	$13,000	$—
Other	4,533	4,113
Total prepaid expenses and other current assets	$17,533	$4,113

Inventories

Inventories are comprised of the following:

	September 30, 2017	December 31, 2016
Materials	$38,280	$32,993
Work-in-process	21,609	18,764
Finished goods	5,877	13,728
Total inventories	$65,766	$65,485

The Company has established reserves of $12,775 and $10,545 as of September 30, 2017 and December 31, 2016, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	September 30, 2017	December 31, 2016
Land and building	$2,584	$2,584
Machinery and equipment	27,938	23,493
Furniture and fixtures	3,121	2,699
Computer equipment and software	5,778	5,204
Leasehold improvements	9,252	8,116
	48,673	42,096
Accumulated depreciation	(32,824)	(30,238)
Total property, plant and equipment, net	$15,849	$11,858

Other assets

Other assets is comprised of the following:

	September 30, 2017	December 31, 2016
Deferred income taxes	$30,755	$30,850
Other	587	593
Total other assets	$31,342	$31,443

Other current liabilities

Other current liabilities is comprised of the following:

	September 30, 2017	December 31, 2016
Intangible asset acquisition - Stella Alliance	$1,250	$1,000
Contingent consideration - acquisitions	634	855
Warrant settlement payable	—	1,025
Customer deposits	2,852	996
Other	4,914	3,263
Total other current liabilities	$9,650	$7,139

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 30, 2017	December 31, 2016
Unrecognized tax benefits (including interest)	$3,494	$3,386
Contingent consideration - acquisitions	2,391	2,396
Deferred revenue	1,301	1,132
Other	2,729	2,088
Total other non-current liabilities	$9,915	$9,002

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

The following table presents the amount of interest cost recognized relating to the Notes during the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest coupon	$—	$62	$—	$1,187
Amortization of interest discount	—	100	—	1,893
Amortization of debt issuance costs	—	15	—	261
Total interest cost recognized	$—	$177	$—	$3,341

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended September 30,
	2017	2016
Balance, beginning of the period	$1,788	$1,894
Accruals	2,511	2,076
Usage	(2,025)	(1,958)
Balance, end of the period	$2,274	$2,012

Warranty reserves are reported in the Condensed Consolidated Balance Sheets within the caption “Accounts payable and accrued liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The following reflects an overview of the material activities with regard to these matters through September 30, 2017.

On July 28, 2017, Rudolph and Camtek entered into a Settlement Agreement (the “Agreement”) resolving each of the three litigations referenced below (the “Litigations”).

•

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

•

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

•

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

Pursuant to the Agreement, in exchange for a $13.0 million cash payment from Camtek to be paid to Rudolph, the parties each agreed to dismiss with prejudice and release the other party from all claims, damages and expenses incurred or raised in the Litigations. The parties also mutually agreed not to pursue further legal actions on any of the claims reflected in the patents which were the subject of the Litigations.  Further, subject to limited exceptions, Rudolph and Camtek have agreed not to bring suit against each other for a three year period from the date of the Agreement.  Each party expressly denies any liability to the other party with respect to any of the Litigations.  The $13.0 million cash payment was received by the Company in October 2017 and the Company subsequently remitted $2.3 million of withholding tax to the Israel Tax Authority associated with the settlement and the prior year patent litigation judgment.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of September 30, 2017 was approximately $84 million with an available interest rate of 2.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 9. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s nonvested restricted stock unit activity with respect to the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	1,136	$12.30
Granted	274	$22.62
Vested	(317)	$11.90
Forfeited	(47)	$12.92
Nonvested at September 30, 2017	1,046	$15.10

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

As of September 30, 2017 and December 31, 2016, there was $11,002 and $8,697 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.4 years and 2.7 years for the respective periods.

NOTE 10. Other Expense (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency exchange losses (gains), net	$98	$553	$533	$852
Gain on sale of property, plant and equipment	—	(946)	—	(946)
Total other expense	$98	$(393)	$533	$(94)

NOTE 11. Income Taxes

The following table provides details of income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income before income taxes	$25,663	$12,970	$48,022	$43,124
Provision for income taxes	$8,294	$3,684	$14,309	$12,298
Effective tax rate	32.3%	28.4%	29.8%	28.5%

The income tax provision for the three and nine months ended September 30, 2017 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The changes in the Company’s effective tax rate for the three and nine months ended September 30, 2017 compared to the same period for the prior year are primarily due to changes in the mix of forecasted earnings by jurisdictions.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing the need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against certain of its deferred tax assets of $1,924 as of September 30, 2017 and December 31, 2016.

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

The following table sets forth the weighted average number of stock options and restricted stock units that have been excluded from the calculation of diluted earnings per share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	—	—	—	52
Restricted stock units	2	—	9	—
Total	2	—	9	52

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$17,369	$9,286	$33,713	$30,826
Denominator:
Basic earnings per share - weighted average shares outstanding	31,571	30,988	31,455	31,082
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	599	471	669	435
Convertible senior notes - dilutive shares	—	—	—	138
Warrant - dilutive shares	—	—	2	—
Diluted earnings per share - weighted average shares outstanding	32,170	31,459	32,126	31,655
Earnings per share:
Basic	$0.55	$0.30	$1.07	$0.99
Diluted	$0.54	$0.30	$1.05	$0.97

NOTE 13. Accumulated Other Comprehensive Loss

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments.  See the Condensed Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized (gains) losses on available-for-sale investments	Accumulated other comprehensive loss (income)
Beginning Balance, December 31, 2016	$2,742	$37	$2,779
Net current period other comprehensive income	(1,344)	(43)	(1,387)
Reclassifications	—	—	—
Ending balance, September 30, 2017	$1,398	$(6)	$1,392

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
Systems and software:
Process Control	$43,821	65%	$41,485	67%	$135,408	70%	$112,407	63%
Lithography	7,010	11%	3,846	6%	10,560	5%	15,496	8%
Software	6,053	9%	7,379	12%	20,447	10%	22,581	13%
Parts	7,101	11%	5,973	10%	20,779	11%	19,126	11%
Services	2,935	4%	2,958	5%	7,823	4%	9,094	5%
Total revenue	$66,920	100%	$61,641	100%	$195,017	100%	$178,704	100%

For geographical revenue reporting, revenues are attributed to the geographic location in which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$7,666	$10,750	$25,856	$23,784
Taiwan	17,300	18,535	49,960	55,105
Japan	6,268	2,970	12,944	9,071
China	4,151	5,942	24,156	25,591
South Korea	10,852	6,342	36,099	10,191
Singapore	4,664	7,415	9,875	29,341
Other Asia	1,690	1,079	3,249	3,625
Germany	4,488	1,400	12,357	6,331
Other Europe	9,841	7,208	20,521	15,665
Total revenue	$66,920	$61,641	$195,017	$178,704

The following customer accounted for more than 10% of total revenues for the indicated periods.

	Nine Months Ended September 30,
	2017	2016
Customer A	7.1%	10.0%

NOTE 15. Share Repurchase Authorization

In January 2015, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time.  During the three and nine months ended September 30, 2017, the Company did not repurchase any shares of common stock pursuant to the share repurchase authorization.  At September 30, 2017, there were 711 shares available for future stock repurchases under this repurchase authorization.  Shares of common stock purchased under the share repurchase authorization are retired.

The following table summarizes the Company’s stock repurchases for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares of common stock repurchased	—	—	—	615
Cost of stock repurchased	$—	$—	$—	$8,044
Average price paid per share	$—	$—	$—	$13.07

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

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, other personal electronic devices and automotive sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project year-over-year increase in capital equipment spending of approximately 1% - 2% for 2018.  Our revenues and profitability tend to follow the trends of certain segments within the semiconductor market.

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the nine months ended September 30, 2017 and for the years ended December 31, 2016, 2015 and 2014, sales to customers that individually represented at least five percent of our revenues accounted for 24.2%, 34.5%, 23.3%, and 23.9% of our revenues, respectively.

We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time.  A delay in purchase or a cancellation by any of our large customers could cause quarterly revenues to vary significantly.  In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems, with no customer accounting for 10% or more of our total revenues for the nine months ended September 30, 2017.  The following table lists the average selling price for our systems:

System	Average Selling Price Per System
Process Control	$250,000 to $1.8 million
Lithography steppers	$3.0 million to $8.5 million

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2017 and 2016

Revenues. Our revenues are primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenues of $66.9 million increased 8.6% for the three months ended September 30, 2017 compared to the same period in the prior year when revenues totaled $61.6 million.  For the nine months ended September 30, 2017 and 2016, our revenues totaled $195.0 million and $178.7 million, respectively, representing a year-over-year increase of 9.1%.

The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
Systems and software:
Process Control	$43,821	65%	$41,485	67%	$135,408	70%	$112,407	63%
Lithography	7,010	11%	3,846	6%	10,560	5%	15,496	8%
Software	6,053	9%	7,379	12%	20,447	10%	22,581	13%
Parts	7,101	11%	5,973	10%	20,779	11%	19,126	11%
Services	2,935	4%	2,958	5%	7,823	4%	9,094	5%
Total revenue	$66,920	100%	$61,641	100%	$195,017	100%	$178,704	100%

Total systems and software revenue increased $15.9 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.  Process control system revenue increased $23.0 million for the nine months ended September 30, 2017, compared to the same period in the prior year primarily due to higher metrology system sales in the 2017 period.  Lithography system revenue decreased $4.9 million for the nine months ended September 30, 2017, compared to the same period in the prior year, primarily due to the shipment of a JetStep G system during the second quarter of 2016, which carries a higher selling price.  Software revenue decreased $2.1 million for the nine months ended September 30, 2017, compared to nine months ended September 30, 2016 due to a decrease in licensing revenue from our Discover Software product line.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 75% and 70% of total revenues for the three and nine months ended September 30, 2017, compared to 74% of total revenues for both the three and nine months ended September 30, 2016.  The year-over-year increase in total parts and services revenue for the nine months ended September 30, 2017, is primarily due to increased spending by our customers on system upgrades and repairs of existing systems. Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Deferred revenues of $5.6 million were recorded in the Condensed Consolidated Balance Sheet within the caption “Deferred revenue” and $1.3 million were recorded in “Other non-current liabilities” at September 30, 2017.  Deferred revenue primarily consisted of $5.1 million for deferred maintenance agreements and $1.8 million for outstanding deliverables.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins. Our gross profit was $35.1 million and $102.5 million for the three and nine months ended September 30, 2017, compared to $32.4 million and $95.7 million for the same periods in the prior year.  Our gross profit represented 52.5% of our revenues for both the three and nine months ended September 30, 2017.  For the three and nine months ended September 30, 2016, gross profit represented 52.6% and 53.5% of our revenues.  The decrease in gross profit as a percentage of revenue for the nine months ended September 30, 2017 compared to the same period in the prior year is primarily due to a change in our product sales mix.

Operating Expenses. Major components of operating expenses include research and development as well as selling, general and administrative expenses.

Research and Development.  Our research and development expense was $12.0 million and $36.2 million for the three and nine months ended September 30, 2017, compared to $9.3 million and $33.7 million for the same periods in the prior year.  Research and development expense represented 18.0% and 18.6% of our revenues for the three and nine months ended September 30, 2017, compared to 15.1% and 18.8% of revenues for the prior year periods.  Research and development expenses increased for the nine month period year-over-year due to increases in litigation, project and compensation costs.

Selling, General and Administrative.     Our selling, general and administrative expense was $10.1 million and $29.9 million for the three and nine months ended September 30, 2017, compared to $9.9 million and $28.9 million for the same periods in the prior year.  Selling, general and administrative expense represented 15.1% and 15.3% of our revenues for the three and nine months ended September 30, 2017, compared to 16.1% and 16.2% of our revenues for the same periods in the prior year.  The year-over-year dollar increase for the nine months ended September 30, 2017 in selling, general and administrative expense was primarily due to an increase in compensation costs.

Income Taxes. We recorded an income tax provision of $8.3 million and $14.3 million for the three and nine months ended September 30, 2017.  Our effective tax rate of 29.8% differs from the statutory rate of 35% for the nine months ended

September 30, 2017 primarily due to a projected IRC Section 199 manufacturing deduction, research and development credit and an excess tax benefit for stock compensation related to the adoption of FASB ASU No. 2016-09.  For the three and nine months ended September 30, 2016, we recorded an income tax provision of $3.7 million and $12.3 million, respectively.

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

Litigation. During the nine months ended September 30, 2017, we recorded income of $13.0 million from a comprehensive settlement regarding ongoing patent infringement litigation cases with Camtek, Ltd. (“Camtek”).  We received $13.0 million in October 2017 and subsequently remitted $2.3 million of withholding tax to the Israel Tax Authority associated with the settlement and the prior year patent litigation judgment.  As discussed in Part I, Item 3. “Legal Proceedings” of our 2016 10-K and Note 8 in the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we are subject to separate legal proceedings and claims, which include, among other things, our litigation with Camtek.

Liquidity and Capital Resources

At September 30, 2017, we had $159.4 million of cash, cash equivalents and marketable securities and $263.4 million in working capital.  At December 31, 2016, we had $125.7 million of cash, cash equivalents and marketable securities and $226.7 million in working capital.

Operating activities provided $42.8 million in net cash and cash equivalents for the nine months ended September 30, 2017.  The net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2017 was primarily a result of net income, adjusted to exclude the effect of non-cash operating charges of $33.3 million and an increase in cash provided from operating assets and liabilities of $9.5 million.  Operating activities provided $31.5 million in net cash and cash equivalents during the nine months ended September 30, 2016 primarily as a result of net income, adjusted to exclude the effect of non-cash operating charges of $43.9 million, partially offset by a decrease in cash used from operating assets and liabilities of $12.4 million.

Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2017 of $10.7 million was due to the purchase of marketable securities of $103.2 million and capital expenditures of $7.4 million, partially offset by proceeds from sales of marketable securities of $99.9 million.  Net cash and cash equivalents used in investing activities during the nine months ended September 30, 2016 of $30.3 million was due to proceeds from sales of marketable securities of $141.9 million and $1.2 million due to proceeds from sale of property, plant and equipment, partially offset by the purchase of marketable securities of $110.3 million and capital expenditures of $2.5 million.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2017 of $2.4 million was due primarily to tax payments related to shares withheld for share-based compensation plans of $1.3 million, the redemption of stock warrants of $1.0 million and payment of contingent consideration for acquired business of $0.4 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.3 million.  For the nine months ended September 30, 2016, financing activities used $69.4 million, due primarily to the payment for redemption of the senior convertible debt of $60.0 million, repurchase of shares of our common stock of $8.0 million and tax payment related to shares withheld for share-based compensation plans of $1.6 million, partially offset by tax benefit and proceeds from sales of shares through share-based compensation of $0.3 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all of a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.

In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date.  The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time.  During the nine months ended September 30, 2017, no shares of common stock were repurchased.  At September 30, 2017, 0.7 million shares remained available for future stock repurchase under this repurchase authorization.  Shares of common stock purchased under the share repurchase authorization are being retired.  For further information, see Note 15 in the accompanying condensed consolidated financial statements.

We have a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of September 30, 2017 was approximately $84 million with an available interest rate of 2.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at their discretion.  To date, we have not utilized this line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenues and our investment decisions, which will affect our ability to generate additional cash. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next twelve months following the filing of this Quarterly Report on Form 10Q.  Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal bonds and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of September 30, 2017, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software sales are denominated in U.S. dollars with the exception of Japan and, as a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other (income) expense” in the Condensed Consolidated Statements of Operations for each reporting period. As of September 30, 2017, we had twenty forward contracts outstanding with a total notional contract value of $4.8 million. We do not use derivative financial instruments for trading or speculative purposes.

We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China.  Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity's functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of September 30, 2017 was approximately $28.2 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $1.1 million in foreign currency exchange losses / (gains) which would be recorded as non-operating expense in other expense (income) in our Condensed Consolidated Statements of Operations. We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

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

Conclusions

As of September 30, 2017, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date.  The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time.  During the nine months ended September 30, 2017, the Company repurchased no shares of common stock.  At September 30, 2017, 0.7 million shares remained available for future stock repurchase under this repurchase authorization.  Shares of common stock purchased under the share repurchase authorization are being retired.  For further information, see Note 15 in the accompanying condensed consolidated financial statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards under our equity incentive program.  During the three and nine months ended September 30, 2017, we withheld 475 shares and 36 thousand shares through net share settlements, respectively.  For the three and nine months ended September 30, 2017 net share settlements cost were $11.3 thousand and $827.1 thousand, respectively.  Please refer to Note 9 in the accompanying condensed consolidated financial statements for further additional information regarding our share-based compensation plans.

The following table provides details of common stock purchased and withheld during the three months ended September 30, 2017 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of repurchase program	Max No of shares that may yet be purchased under the plan
July 1, 2017 - July 31, 2017	0.3	$23.95	—	711
August 1, 2017 - August 31, 2017	—	$—	—	711
September 1, 2017 - September 31, 2017	0.2	$23.30	—	711
Three months ended September 30, 2017	0.5	$23.74	—	711

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

Rudolph Technologies, Inc.

Date:	October 31, 2017	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	October 31, 2017	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer