Form 10-K
period 2017-12-31
RUDOLPH TECHNOLOGIES INC
filed 2018-02-16
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2017 of $22.85 was approximately $708,367,640.

The registrant had 31,608,158 shares of Common Stock outstanding as of January 24, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 16, 2018.

FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K of Rudolph Technologies, Inc. (the “Company” or “Rudolph”) are forward-looking statements, including those concerning our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position, our expectations of the semiconductor market outlook, future revenues, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933,as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions. Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions, seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers, the global economic and political climates, difficulties or delays in product functionality or performance, the delivery performance of sole source vendors, the timing of future product releases, failure to respond adequately to either changes in technology or customer preferences, changes in pricing by us or our competitors, our ability to manage growth, changes in management, risk of nonpayment of accounts receivable, changes in budgeted costs, our ability to leverage our resources to improve our position in our core markets, our ability to weather difficult economic environments, our ability to open new market opportunities and target high-margin markets, the strength/weakness of the back-end and/or front-end semiconductor market segments, our ability to successfully integrate acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions, and the “Risk Factors” set forth in Item 1A. You should carefully review the cautionary statements and “Risk Factors” contained in this Annual Report on Form 10-K. You should also review any additional disclosures and cautionary statements and “Risk Factors” we include from time to time in our quarterly reports on Form 10-Q, current reports on Form 8-K and other filings we make with the Securities and Exchange Commission (the “SEC”). The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

Item 1.	Business.

General

Rudolph Technologies, Inc. (“Rudolph” or the “Company”) is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro defect inspections and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. Rudolph’s proprietary products offer comprehensive solutions for all phases/segments of the semiconductor fabrication process. Our products that provide critical yield-enhancing information, which information microelectronic device manufacturers then use to drive down costs and to decrease the time to market of their devices. We provide process and yield management solutions used in both wafer processing facilities, often referred to as “front-end” and device packaging and test facilities, or “back-end” manufacturing, through a portfolio of standalone systems for macro-defect inspection, lithography, probe card test and analysis, as well as transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings. Rudolph’s systems are backed by worldwide customer service and applications support.

Rudolph continues to drive the technological innovation of its inspection and metrology products to deliver solutions that address the demanding needs across the front-end and back-end processes of semiconductor manufacturing. In 2017, Rudolph began shipments of two newly configured inspection tools the Firefly™ series and the DragonflyTM series. The Firefly series uses high-resolution, two-dimensional (2D) inspection technology for front-end and back-end applications and features onboard Clearfind™ Technology, a patented technique for enhancing the detection of defects that often escape conventional illumination techniques by revealing organic materials, thereby reducing a source of yield-robbing interconnect failures that can occur within advanced packages that utilize vertical connectivity between devices and interposers and/or redistribution layers (“RDLs”). The Dragonfly system is a high-speed multi-dimensional tool that features TruebumpTM technology to accurately measure the height of millions of micro bumps that may be deposited on a wafer in order to make electrical connections. This critical dimension must be accurately controlled to assure that eventual connections are reliably created.

These newly released products supplement Rudolph’s established product portfolio of extensive process control solutions for a variety of device types, such as DRAM and 3D NAND memory, advanced packaging, RF modules, CMOS image sensors, MEMs, etc. that are used in smartphones, wearable devices, tablets and PCs, automotive, IoT  and others. The need for more process monitoring and control continues to increase for semiconductor and related industries as the required levels of quality and reliability continue to rise. Predictive analytics can lower maintenance costs, rate of scrap wafers, unscheduled tool downtime and material costs. Rudolph’s established fault detection and classification software, which is also incorporated into tools manufactured by others companies, allows customers to seamlessly turn equipment data into actionable operational information. This collaboration is designed to enhance etch and deposition tool performance.

Industry Trends

Advanced Packaging refers to a variety of technologies that enable the miniaturization of electronic products, such as portable consumer devices, including smartphones, watches, and tablets. In electronics manufacturing, integrated circuit packaging is the final stage of semiconductor device fabrication, in which a single circuit made from semiconducting material (a die or chip) is encased in a molded package that provides external connections to a printed circuit board and also prevents physical damage to the chip and corrosion.  Advanced Packaging refers loosely to the conductors and other structures that often interconnect multiple die, feed them with electric power and create signal paths to and from the PC board, dissipate their heat, and protect them from damage.  Today, the drive to pack more functions into a small space and reduce their power requirements demands that chip packages do much more than ever before to combine multiple functions into a single molded package.

One example of the technology used in Advanced Packaging is the 3D integration of semiconductors and other devices. The technology involves stacking individual die in one integrated package. Through-silicon vias (“TSVs”) are vertical copper interconnects that are embedded from the bottom surface of a die to the top surface, which allows power and communication to be shared among the individually stacked components. This offers the advantages of shorter signal paths and, in turn, reduced power consumption, enhanced bandwidths, integration of heterogeneous components such as memory and logic chips, and smaller surface area. The processes required for 3D integration vary from one manufacturer to another and many continue to be optimized for yield and to ensure the functioning of individual stacked chips.

Fan-out wafer level packages are another advanced packaging technology using a wide variety of 2D, 2.5D, and 3D integration techniques and are considered the next disruptive technology for several reasons. First, fan-out wafer level packages significantly reduces the space needed inside an electronic device, such as a smartphone, by combining multiple chips/functions into a single package, often called a system in a package (“SIP”). Next, it improves the system’s performance by reducing power and signal conductor lengths, which previously were routed from package to package through a PC board. Using thin redistribution layers to “fan out” power and signal connections to the larger contacts on the PC board eliminates the need for a ceramic or laminated substrate, which accounts for 35 percent of the packaging cost. Lastly, the technology is currently considered the preferred vehicle for next generation uses, such as system in package, and package on package formats.  As a result of the small overall form factor, fan-out wafer level packages provide the functionality needed in high-end mobile and wearable products.

The current and projected adoption of smart mobile devices with designed-in capability to enable multiple functions in a single device continues to grow. In reality, there are no longer single function devices, but instead, a combined single device provides multiple functions such as phone, GPS, camera, and internet browser.  Aided by a myriad of available “apps,” the potential uses seem endless. As a result, these added functions in mobile products are driving semiconductor advanced packaging and display manufacturers to implement next-generation technologies to meet these requirements. These technology shifts encompass multiple high-value process steps that are creating opportunities for Rudolph solutions.

Panel Manufacturing. The current process to manufacture advanced packaging involves attaching known good die to a 300mm wafer, used as a temporary carrier when adding components such as RDLs and copper pillars.  SIP packages can often contain side-by-side die, meaning the package can be large and limit the number of packages being placed on a reconstituted wafer. In order to meet the growing demand at reduced average selling prices, manufacturers are looking to scalable technology. Advanced packaging facilities looking to improve Cost of Ownership (“CoO”) and increase productivity are transitioning from 300mm wafers to large rectangular panels, which can be as large as 600mm x 600mm. This larger size enables companies manufacturing large area packages to increase the number of devices being processed at each step as they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, Rudolph is optimally positioned to capitalize on the emerging market of high volume panel manufacturing.  For example, the JetStep® S lithography system, having emerged from the flat panel display market, is readily capable of processing RDLs on both glass and organic laminate panels in the semiconductor advanced packaging market. The Firefly S Series, designed for high resolution inspection, can provide location information to the JetStep S tool for each die, which greatly improves lithography throughput. It also delivers a combination of defect detection and substrate flexibility in a single platform. It reduces capital investment requirements and provides a reliable pathway to transition from wafer to panel-based processes.

Technology

We believe that our expertise in engineering and our continued investment in research and development enable us to rapidly develop new technologies and products in order to quickly respond to emerging industry trends and competitive challenges. The breadth of our technology enables us to offer a diverse combination of process and process control solutions. Unique features have been designed into our lithography systems to meet our customers’ changing process requirements. Our metrology and inspection technologies provide process control for the majority of wafers processed today in a semiconductor wafer fab. In front-end processes, thin film metrology and defect detection and classification technologies allow yield enhancement for critical processes such as photolithography, diffusion, etch, CMP and outgoing quality control. Within the final manufacturing (back-end) processes, advanced macro defect inspection provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing, assembly processes (RDLs, TSVs, pillars, etc.) or general handling and can have a major impact on device and process quality. Lastly, we turn all of the data gathered into useful knowledge for our customers to make yield-enhancing decisions, which lower their cost of goods (“COGS”) and improve their margins.

Process Control Business

Macro Defect Inspection. Chip manufacturers deploy advanced macro defect inspection throughout the production line to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the F30™ and NSX® inspection systems are found in the wafer fab (front-end) and packaging (back-end) facilities around the world. These high-speed tools incorporate features such as wafer-less recipe creation, tool-to-tool correlation and multiple inspection resolutions. In addition to wafer frontside inspection, Rudolph’s innovative Explorer® Platform allows wafer edge and backside inspection in one integrated platform to enhance productivity and continuously improve fab yield. Using Discover® yield management software, the vast amounts of data gathered through automated inspection can be analyzed and classified to determine trends and locate root causes that directly affect yield.

All-Surface Inspection. All-surface refers to inspection of the wafer frontside, edge, and backside as well as back-end die. The edge inspection process focuses on the area near the wafer edge, an area that poses difficulty for traditional wafer frontside inspection technology due to its varied topography and process variation. Edge bevel inspection looks for defects on the side edge of a wafer. Edge bead removal and edge exclusion metrology involve a topside surface measurement required exclusively in the photolithography process, primarily to determine if wafers have been properly aligned for the edge exclusion region. The primary reason for wafer backside inspection is to determine if contamination has been created that may spread throughout the wafer fab. For instance, it is critical that the wafer backside be free of defects prior to the photolithography process to prevent focus and exposure problems on the wafer frontside.

Residue Detection. Residue is difficult or impossible to see with conventional bright field or dark field imaging techniques using white light. Residue contaminants, such as residual photo resist, are often the root cause of field failures, which occur after the material has been exposed to normal operating conditions for extended periods. Rudolph’s new Clearfind™ technology highlights residue on bumps and bond pads or RDL vias so that they are easy to detect. On metals, it eliminates the high-contrast graininess seen under conventional illumination, resulting in an obvious defect signal against a featureless background. This same graininess in conventional imaging can also cause false positives, which are especially costly at this stage of the process where secondary inspections must be initiated to verify real defects and allow the false defects to continue through packaging. Finally, Clearfind technology readily detects shorts and opens in metal lines when inspected with an underlying organic layer.

 Automated Defect Classification and Pattern Analysis. Automating the defect detection and classification process is best done by a system that can mimic, or even extend, the response of the human eye, but at a much higher speed, with higher resolution and more consistency. To do this, our systems capture full-color whole wafer images using simultaneous dark and bright field illumination. The resulting bright and dark field images are compared to those from an “ideal” wafer having no defects. When a difference is detected, its image is broken down into mathematical vectors that allow rapid and accurate comparison with a library of known classified defects stored in the tool’s database. Patented and proprietary enhancements of this approach enable very fast and highly repeatable image classification. The system is pre-programmed with an extensive library of local, global, and color defects and can also store a virtually unlimited amount of new defect classes. This allows customers to define defects based on their existing defect classification system, provides more reliable automated rework decisions and enables more accurate statistical process control data. Reviewing defects off-line enables automated inspection systems to maintain their utilization for high throughput inspection. Using defect image files captured by automated inspection systems, operators are able to view high-resolution defect images to determine defects that cause catastrophic failure of a device, known as killer defects. Combining the review process with classifying defects enables faster analysis by grouping defects found together as one larger defect, a scratch for example, and defects of similar types across a wafer lot to be grouped based on size, repeating defects, and other user-defined specifications.

 Yield Analysis. Using wafer maps, charts and graphs, the massive amounts of data gathered through automated inspection can be analyzed to determine trends across bumps, die, wafers and lots. This analysis may determine where a process variation or deviation has occurred, allowing process engineers to make corrections or enhancements to increase yields. Defect data analysis is performed to identify, analyze and locate the source of defects and other manufacturing process excursions. Using either a single wafer map or a composite map created from multiple wafer maps, this analysis enables identification of defect patterns and distribution. When combined with inspection data from strategically-placed inspection points, this analysis may pinpoint the source of the defects so corrective action can be taken.

Optical Acoustic Metrology. Optical acoustic metrology involves the use of ultra-fast laser induced sonar for metal and opaque thin film measurement. This technology sends ultrasonic waves into multi-layer opaque films and then analyzes the resulting reflected acoustic waves (echoes) to simultaneously determine the thickness of each individual layer in complex multi-layer metal film stacks. The reflected signal’s amplitude and phase can be used to detect film properties, missing layers and interlayer problems. Since different phenomena affect amplitude and phase uniquely, a variety of process critical interlayer problems can be detected in a single measurement. The use of optical acoustics to measure multi-layer metal and opaque films was pioneered by scientists at Brown University (“Brown”) in collaboration with engineers at Rudolph. The proprietary optical acoustic technology in our PULSE™ Technology systems measures the thickness of single or multi-layer opaque films, with a huge range of less than 40 Angstroms to greater than five microns. It provides these measurements at a rate of up to 70 wafers per hour within one to two percent accuracy and typically greater than 99 percent repeatability. This range of thicknesses covers the majority of thick and thin metal films projected by the International Roadmap for Semiconductors to be used through the end of this decade. Our non-contact, non-destructive optical acoustic technology and small spot size enable our PULSE Technology™ systems to measure film properties directly on product wafers.

Opaque Film Metrology. The MetaPULSE® System allows customers to simultaneously measure the thickness and other properties of up to six metal or non-metallic opaque film layers without physically contacting product wafers in a non-destructive manner. PULSE Technology uses an ultra-fast laser to generate acoustic waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, sending back to the surface a reflected signal (echo) that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can measure opaque thin-film stacks non-destructively with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures. The MetaPULSE System, used initially for fast and accurate measurements of metal interconnect in front-end wafer fabs, has now been chosen by back-end manufacturers to perform system measurements in new process applications such as RF filters and modules, driven by the need for on-product metrology as feature sizes decrease and pattern densities increase.

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

Transparent Film Metrology. Rudolph’s patented transparent film technology uses up to four lasers operating simultaneously at multiple angles and multiple wavelengths, providing powerful analysis and measurement capabilities. Unlike the white-light sources used in spectroscopic ellipsometers, laser light sources make our metrology tools inherently stable, increase measurement speed and accuracy, and reduce maintenance costs by minimizing the time required to re-qualify a light source when it is replaced. Rudolph’s S3000SX™ System is targeted for transparent films in advanced semiconductor fabrication applications at the 28nm node and below. The S3000 product family uses Rudolph’s proprietary Focused Beam Ellipsometry (“FBE”) and newly-designed Small Site Measurement Optics (“SSMO”) to measure the thickness of single layer and multi-layer films on product wafers, including device area at site sizes as small as 30x30 nanometers.

Probe Card Test and Analysis. The combination of fast 3D-OCM (optical comparative metrology) technology with improved testing accuracy and repeatability is designed to reduce total test time for even the most advanced large area probe cards. The 3D capabilities enable users to analyze probe marks and probe tips in a rapid and information-rich format.

Lithography Business

Step and Repeat Technology. Rudolph steppers use projection optics to expose circuit patterns from a mask or reticle onto a substrate to expose images with optimal fidelity. These systems employ light from a mercury arc lamp that is transmitted through a mask or reticle containing display circuit patterns. Substrates are aligned on the system and the mask is imaged through a projection lens onto photoresist material coated on the substrate. The substrate is then moved, or “stepped,” to a second position to expose an adjacent area. Images can be “stitched” together precisely to form larger circuit patterns without any noticeable change in circuit performance. The system repeats the step and exposure process until the entire substrate is patterned. Once the exposure process has been completed, the substrate is developed with an alkali solution to reveal the underlying material. The imaged photoresist serves as a stencil barrier that allows for the processing of the underlying metal or insulating layers.  The substrates then continue through the etching, stripping and deposition processes until multi-layer circuits are completed.

Advanced Packaging Lithography Systems. In order to deal with increased input/output (“I/O”) resulting from devices with enhanced functionality, power distribution efficiency, and higher frequency, integrated device manufacturers (“IDMs”) and outsourced semiconductor assembly and test (“OSATs”) facilities must incorporate lithography capabilities to create RDLs for their advanced packaging technologies. However, the associated substrates and processes are significantly different than those used in front-end wafer processing. For advanced packaging, the lithography system must perform in a completely different application, with significantly different operating parameters. For example, most packaging is an additive process, while wafer processing is subtractive, and thick films, rather than thin films, are used to enable the creation of features. In order for equipment to effectively function in this environment, it must overcome these challenges. Rudolph’s JetStep Systems have been specifically designed to meet these challenges head on. The JetStep W Series is designed for wafers and other round substrates while the JetStep S Series is designed for rectangular substrates (panels). Both systems boast a large printable field, which when combined with user-selectable wavelength options, maximizes throughput while not limiting resolution when needed. High-fidelity optics are able to image the fine features required while at the same time achieving superior depth of field to minimize non-flatness that is typical for advanced packaging applications. On-the-fly auto focus and an innovative reticle management system improve yield and utilization. These features result in a revolutionary lithography system specifically designed to meet advanced packaging challenges.

Flat Panel Display (“FPD”) Lithography. A critical aspect of any leading mobile device is the display. The display serves as the window to the user. Therefore, it must effectively present graphics from a variety of apps, such as detailed maps, high resolution photos, and streaming video in order to provide an enhanced user experience. To accomplish this, the display’s transistor backplane, which is what controls the individual pixels, must operate at a high frequency and not limit the pixel resolution.  As a result, the transistors must have high mobility and only use a small portion of the pixel aperture. The backplane is manufactured on a sheet of glass; like the packaging substrate, it is non-flat and tends to distort further during processing. Additionally, the displays are getting larger. Manufacturers are looking to utilize larger glass substrates, making throughput a challenge for the lithography equipment.  To overcome this, Rudolph’s JetStep G Series uses high-fidelity optics and the largest printable stepper field available, enabling more displays per exposure. This feature, combined with on-the-fly auto-focus and magnification compensation, maximizes throughput and yield.  Finally, our patented grid stage allows the system to be easily configurable to meet the customer desired substrate size.

Integrated Software Solutions

Process Control Software. We provide a wide range of advanced process control solutions, all designed to improve factory profitability, including run-to-run control, fault detection, classification and tool automation. Rudolph is a leading provider of Process Control Software in the semiconductor industry. Advanced process control (“APC”) employs software to automatically detect or predict tool failure (fault detection) as well as calculate recipe settings for a process that will drive the yielded output to meet and exceed the target, despite variations in the incoming material and minor instabilities within the process equipment.  Process control software enables the factory to increase capacity and yield while decreasing rework and scrap. It enables reduced production costs by lowering consumables, process engineering time and manufacturing cycle time.

Yield Management Software. Semiconductor manufacturers use yield management software (“YMS”) to obtain valuable process yield and equipment productivity information. The data necessary to generate productivity information comes from many different sources throughout the wafer fab: inspection and metrology systems, tool sensors, tool recipes, electrical tests and the fab environment. As the complexity and cost of manufacturing processes increase, the value of faster, better analysis to support critical manufacturing decisions grows. As a result, customers are demanding robust yield management systems that can analyze large, complex data sets quickly and effectively. Rudolph’s fully-integrated YMS are designed to analyze data from disparate sources and multiple sites to maximize productivity across the entire value chain.

Products

Rudolph markets and sells products to major analog, logic, memory, RF, CMOS Image Sensors, MEMs, and flat panel display manufacturers. These customers are IDMs, OSAT manufacturers, and foundries that are producing wafers and packages for fabless design companies. Our customers rely on us for versatile inspection, lithography and metrology systems as well as process control software solutions. These products are designed for high-volume production facilities and offer automated wafer handling for 200mm and 300mm configurations and panel handling up to 720 x 930mm. Our systems operate at high throughput in an ultra-clean operating mode with high reliability.

		PROCESS CONTROL SYSTEMS
				Location of Process
	First
Product	Introduced	Functionality		Front-end	Back-end
Dragonfly™ Inspection System	2016	—	2D/3D inspection and metrology	X	X
Firefly™ Inspection Series	2016	—	Sub-micron defect and residue inspection	X	X
AWX™ Series	2011	—	Unpatterned wafer inspection and process monitoring system	X	X
F30™ Inspection Module	2011	—	Front-side macro defect inspection system	X
Explorer® Inspection Platform	2009	—	Handling platform that supports a family of multi surface inspection tools, using one or more inspection modules	X
B30™ Inspection Module	2003	—	Defect inspection module for the wafer’s backside	X	X
E30™ Inspection Module	2003	—	Defect inspection module for the wafer’s edge	X	X
PrecisionWoRx® System	2008	—	Probe card test and analysis system		X
S3000™ System	2006	—	Transparent thin film metrology system	X
MetaPULSE® System	1997	—	Opaque (metal) thin film metrology system	X	X
NSX® Inspection System	1997	—	2D/3D wafer, die and bump inspection system		X

		LITHOGRAPHY SYSTEMS
				Location of Process
	First
Product	Introduced		Functionality	Front-end	Back-end
JetStep® S Lithography System	2013	—	2x reduction step and repeat system for advanced packaging lithography on square or rectangular substrates up to Gen 3.5 size		X
JetStep® W Lithography System	2012	—	2x reduction step and repeat system for advanced packaging applications on wafers or round substrates		X
JetStep® G45 FPD Lithography System	2007	—	Step and repeat lithography printer for Gen 4.5 substrates	X
JetStep® G35 FPD Lithography System	2006	—	Step and repeat lithography printer for Gen 3.5 substrates	X

		INTEGRATED SOFTWARE SOLUTIONS SOFTWARE
				Location of Process
	First
Product	Introduced	Functionality		Front-end	Back-end
Equipment Sentinel™ Software	2015	—	Fault detection and classification software	X	X
Discover® Software	2007	—	Tool-centric yield management system	X	X
TrueADC® Enterprise Software	2007	—	Automatic defect classification software	X	X
Process Sentinel® Software	2006	—	Fab-wide spatial process control system	X
Yield Optimizer™ Software	2006	—	Yield enhancement model software	X
Discover® Enterprise Software	2005	—	Fabwide yield management system	X	X
GateWay™ Software	2003	—	Data collection and facilitation to FDC software	X	X

		INTEGRATED SOFTWARE SOLUTIONS SOFTWARE
				Location of Process
	First
Product	Introduced	Functionality		Front-end	Back-end
ProcessWORKS® Software	1998	—	Run-to-run process control software	X
RecipeWORKS™ Software	1998	—	Factory-level client-server based recipe management system	X	X
AutoShell® Software	1998	—	Equipment and factory automation software	X	X
Genesis® Software	1997	—	Off-line yield management system	X
ControlWORKS® Software	1994	—	Advanced equipment control software	X

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

We depend on a relatively small number of customers and end users for a large percentage of our revenues. In the years 2017, 2016 and 2015, aggregate sales to end user customers that individually represented at least five percent of our revenues accounted for 27.2%, 34.5% and 23.3% of our revenues, respectively.

No individual end user customer accounted for more than 10% of our revenue in 2017, 2016 and 2015.  We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

Research and Development

The markets for equipment and systems for manufacturing semiconductor devices and for performing macro-defect inspection, advanced packaging lithography and thin film transparent and opaque process control metrology are characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs.  As of December 31, 2017, we employed 187 engineering personnel.

Our research and development expenditures in 2017, 2016 and 2015 were $47.0 million, $45.0 million and $41.2 million, respectively. We expect to continue our strong commitment to new product development and will continue to allocate significant resources to these efforts in the future.

Sales, Customer Service and Application Support

We maintain an extensive network of direct sales, customer service and application support offices in the United States, Europe and Asia.

We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers’ operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our training facilities in Bloomington, Minnesota and Budd Lake, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations.  As of December 31, 2017, we employed 258 sales and marketing, service and applications support personnel.

Manufacturing

Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facilities in Bloomington, Minnesota and Wilmington, Massachusetts.  Our core manufacturing competencies include electrical, optical and mechanical assembly and testing, as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We continue to rely on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.  As of December 31, 2017, we employed 82 manufacturing personnel.

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

Intellectual Property

We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2017, we have been granted, or hold exclusive licenses to, 262 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2018 to 2035. We also have 72 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of macro-defect detection and classification, transparent thin film measurement, altered material characterization, lithography techniques and automation.

We have been granted patent licenses by organizations such as Brown University Research Foundation and the University of Colorado.  These licenses are subject to rights retained by these organizations and, where applicable the United States government, for their own non-commercial uses. These patents relate to opto-acoustic metrology technology that underlies our opaque film products such as the MetaPULSE product family. The terms of these licenses are equal to the lives of the patents. We pay royalties to Brown and the University of Colorado based upon a percentage of our revenues from the sale of systems that incorporate the licensed technology. We continue to work with Brown and the University of Colorado on the development of advancements in relevant technical areas. We also continue to pursue intellectual property protection, including exclusive licenses to this technology. Note that third party licensees may terminate a license if we fail to pay royalties or if we materially breach our license agreements with those third parties.

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

Competition

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. We principally compete with KLA-Tencor, Camtek and Veeco Instruments.  We compete to a lesser extent with companies such as Nanometrics, Nova Measuring Instruments and Nikon.  Each of our products also competes with products that use different metrology and inspection techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.

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

Backlog

We schedule production of our systems based upon order backlog and informal customer forecasts. We use the term “backlog” to refer to only those orders to which the customer has assigned a purchase order number and for which delivery is anticipated within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2017, we had a backlog of approximately $87.8 million compared with a backlog of approximately $41.6 million at December 31, 2016.

Employees

As of December 31, 2017, we had 592 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

Available Information

We were incorporated in Delaware in 1999. The Internet website address of Rudolph Technologies, Inc. is http://www.rudolphtech.com. The information on our website is not incorporated into this Annual Report. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and any amendments to those reports) are made available free of charge, on or through our Internet website, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. All filings we make with the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov.

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

Risks Related to Rudolph

Our operating results have varied, and will likely continue to vary significantly from quarter to quarter in the future, causing volatility in our stock price.

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
•

a significant portion of our revenue may be derived from the sale of a relatively small number of systems; accordingly, a small change in the number of systems we sell may cause significant changes in our operating results;

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

Our largest customers account for a substantial portion of our revenues, and our revenues and cash flows could decline considerably if one or more of these customers were to purchase significantly fewer of our systems or they delay or cancel a large order.

Sales to end user customers that individually represent at least five percent of our revenues typically account for, in the aggregate, a considerable amount of our revenues. We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a substantial portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if they delay or cancel a large order, our revenues and cash flows could meaningfully decline. We expect that we will continue to depend on a small number of large customers for a sizable portion of our revenues. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

Our customers may be unable to pay us for our products and services.

Our customers include some companies that may, from time to time, encounter financial difficulties. If a customer’s financial difficulties become severe, the customer may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable balance and unbilled services. The bankruptcy of a customer with a substantial account balance owed to us could have a material adverse effect on our financial condition and results of operations. In addition, if a customer declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results, which could cause our stock price to decline.

Variations in the length of our sales cycles could cause our revenues and cash flows, and consequently, our business, financial condition, operating results and cash flows, to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate our inspection and/or film metrology systems and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems in the semiconductor fabrication process. The length of time it takes for us to make a sale depends upon many factors, including, but not limited to:

•	the efforts of our sales force;
•	the complexity of the customer’s fabrication processes;
•	the internal technical capabilities and sophistication of the customer;
•	the customer’s budgetary constraints; and
•	the quality and sophistication of the customer’s current metrology, inspection or lithography equipment.

Because of the number of factors influencing the sales process, the period between our initial contact with a customer and the time when we recognize revenue from that customer and receive payment, if ever, varies widely in length. Our sales cycles, including the time it takes for us to build a product to customer specifications after receiving an order to the time we recognize revenue, typically range from six to twenty-four months. Sometimes our sales cycles can be much longer, particularly with customers in Japan. During these cycles, we commit substantial resources to our sales efforts in advance of receiving any revenue, and we may never receive any revenue from a customer despite our sales efforts. If we do make a sale, our customers often purchase only one of our systems, the performance of which they then evaluate for a lengthy period before purchasing any more of our systems. The number of additional products a customer purchases, if any, depends on many factors, including the customer’s capacity requirements. The period between a customer’s initial purchase and any subsequent purchases can vary from six months to a year or longer, and variations in the length of this period could cause further fluctuations in our operating results and, possibly, in our stock price.

Most of our revenues have been derived from customers outside of the United States, subjecting us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations, as well as risks associated with foreign currency fluctuations.

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

Difficulties in staffing and managing foreign branch operations. During periods of tension between the governments of the United States and certain other countries, it is often difficult for United States companies such as ourselves to staff and manage operations in such countries. Language and other cultural differences may also inhibit our sales and marketing efforts and create internal communication problems among our U.S. and foreign research and development teams, increasing the difficulty of managing multiple remote locations performing various development, quality assurance, and yield ramp analysis projects.

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

If we deliver systems with defects, our credibility will be harmed and the sales and market acceptance of our systems will decrease.

Our systems are complex and have occasionally contained errors, defects and bugs when introduced. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, computer viruses or malicious code as a result of cyber attacks to our computer networks, we may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems. Our product liability insurance policy currently provides $2.0 million of aggregate coverage, with an overall umbrella limit of $20.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

If we are not successful in developing new and enhanced products for the semiconductor device manufacturing industry, we will lose sales and market share to our competitors.

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

If new products developed by us do not gain general market acceptance, we will be unable to generate revenues and recover our research and development costs.

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

Even if we are able to develop new products that gain market acceptance, sales of these new products could impair our ability to sell existing products.

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

If our relationships with our large customers deteriorate, our product development activities could be adversely affected.

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

Our ability to reduce costs is limited by our ongoing need to invest in research and development and to provide customer support activities.

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

In addition, the patents that we do own or that have been issued or licensed to us may not provide us with competitive advantages and may be challenged by third parties. Further, third parties may also design around these patents. In addition to patent protection, we rely upon trade secret protection for our confidential and proprietary information and technology. We routinely enter into confidentiality agreements with our employees and other third parties. Even though these agreements are in place, there can be no assurances that trade secrets and proprietary information will not be disclosed, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can fully protect our trade secrets and proprietary information. Violations by others of our confidentiality agreements and the loss of employees who have specialized knowledge and expertise could harm our competitive position and cause our sales and operating results to decline as a result of increased competition. Costly and time-consuming litigation might be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection might adversely affect our ability to continue our research or bring products to market.

Protection of our intellectual property rights, or the efforts of third parties to enforce their own intellectual property rights against us, may result in costly and time-consuming litigation, substantial damages, lost product sales and/or the loss of important intellectual property rights.

We may be required to initiate litigation in order to enforce any patents issued to or licensed by us or to determine the scope or validity of a third party’s patent or other proprietary rights. Any litigation, regardless of outcome, could be expensive and time consuming and could subject us to significant liabilities or require us to re-engineer our products or obtain expensive licenses from third parties. There can be no assurance that any patents issued to or licensed by us will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a competitive advantage.

In addition, our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time, we may receive communications from third parties asserting that our products or systems infringe, or may infringe, on the proprietary rights of these third parties. These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenues. We may also be required to obtain a license from the third party or cease activities utilizing the third party’s proprietary rights. We may not be able to enter into such a license or such a license may not be available on commercially reasonable terms. Accordingly, the loss of important intellectual property rights could hinder our ability to sell our systems or to make the sale of these systems more expensive.  For additional information regarding recent patent litigation, see Item 3 (“Legal Proceedings”).

Our efforts to protect our intellectual property may be less effective in certain foreign countries where intellectual property rights are not as well protected as in the United States.

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

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA-Tencor, Camtek and Veeco Instruments. We compete to a lesser extent with companies such as Nanometrics, Nova Measuring Instruments and Nikon. Each of our products also competes with products that use different metrology, inspection or lithography techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.

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

Because of the high cost of switching equipment vendors in our markets, it is sometimes difficult for us to win customers from our competitors even if our systems are superior to theirs.

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

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

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

Any prolonged disruption in the operations of our manufacturing facility could have a material adverse effect on our revenues.

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

Our business is subject to cybersecurity risks.

Information technology systems are increasingly threatened by cybersecurity risks and cyber incidents or attacks. Cybersecurity attacks could include, but are not limited to, malicious software, viruses, attempts to gain unauthorized access, whether through malfeasance or error, either from within or outside of our organization, to our data or that of our customers or our customers’ customers which may be in our possession, and the unauthorized release, corruption or loss of the data, loss of the intellectual property, theft of the proprietary or licensed technology, whether ours, that of our customers or their customers, loss or damage to our data delivery systems, other electronic security breaches that could lead to disruptions in our critical systems, and increased costs to prevent, respond to or mitigate cybersecurity events. It is possible that our business, financial and other systems could be compromised, which might not be noticed for some period of time. Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks are evolving and unpredictable and we cannot guarantee that any risk prevention measures implemented will be successful. The occurrence of such an attack could lead to financial losses and have a material adverse effect on our reputation, business, financial condition and results of operations.

Failure to adjust our orders for parts and subcomponents in an accurate and timely manner in response to changing market conditions or customer acceptance of our products could adversely affect our financial position and results of operations.

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

Our ability to fulfill our backlog may have an effect on our long term ability to procure contracts and fulfill current contracts.

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and limited by available material supplies. If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery, which would postpone receipt of revenue from those delayed deliveries. Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions, and from time to time acquiring one or more businesses, and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product, technology or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated with acquisitions and potential acquisitions, including, but not limited to:

•	diversion of management’s attention from day-to-day operational matters and current products and customers;
•	lack of synergy or the inability to successfully integrate the new business or to realize expected synergies;
•	failure to commercialize the new technology or business;
•	failure to meet the expected performance of the new technology or business;
•	failure to retain key employees and customer or supplier relationships;

•	lower-than-expected market opportunities or market acceptance of any new products; and
•	unexpected reduction of sales of existing products as a result of the introduction of new products.

Our inability to consummate one or more acquisitions on favorable terms, or our failure to realize the intended benefits from one or more acquisitions, could have a material adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of indebtedness and related interest expense and our assumption of unforeseen contingent liabilities. We might need to raise additional funds through public or private equity or debt financings to finance any acquisition. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders. In addition, any impairment of goodwill or other intangible assets, amortization of intangible assets, write-down of other assets or charges resulting from the costs of acquisitions and purchase accounting could harm our business and operating results.

If we cannot effectively manage growth, our business may suffer.

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

In the past, global credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the tightening of the credit markets, the weakening of the global economy and an unprecedented level of intervention from the United States and other governments. Adverse economic conditions, such as sustained periods of economic uncertainty or a crisis in the financial markets may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from the capital financial markets, or from trade creditors were to be impaired. In addition, a worsening economy or an economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.

Risks Related to the Semiconductor Industry

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may from time to time continue to do so.

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

Our future rate of growth is highly dependent on the development and growth of the market for microelectronic device inspection, lithography and metrology equipment.

We target our products to address the needs of microelectronic device manufacturers for defect inspection, metrology and lithography.  If for any reason the market for microelectronic device inspection, lithography or metrology equipment fails to grow in the long term, we may be unable to maintain current revenue levels in the short term and maintain our historical growth in the long term. Growth in the inspection market is dependent to a large extent upon microelectronic manufacturers replacing manual inspection with automated inspection technology. Growth in the metrology market is dependent to a large extent upon new chip designs and capacity expansion of microelectronic manufacturers. Growth in the lithography market is dependent on the development of cost-effective packaging with high fine pitch RDLs, ultimately migrating to multi-die, large, form-factor packages. There is no assurance that manufacturers will undertake these actions at the rate we expect.

Risks Related to our Stock

Provisions of our charter documents and of Delaware law could discourage potential acquisition proposals and/or delay, deter or prevent a change in control of our company.

Provisions of our certificate of incorporation and by-laws may inhibit changes in control of our company not approved by our Board of Directors. These provisions also limit the circumstances in which a premium can be paid for our common stock and in which a proxy contest for control of our board may be initiated. These provisions provide for:

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

We are also entitled to avail ourselves of the protections of Section 203 of the Delaware General Corporation Law, which could inhibit changes in control of the Company.

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of 2013 through the end of 2017, our stock price fluctuated between a high of $28.10 per share and a low of $8.10 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

There are various risks related to the legal and regulatory environments in which we perform our operations and conduct our business that may expose us to risk.

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

Our principal executive office building is located at 16 Jonspin Road in Wilmington, Massachusetts.  We own and lease facilities for corporate, engineering, manufacturing, sales and service related purposes in the United States and six other countries - China, Japan, South Korea, Singapore, Taiwan and Scotland. The following table indicates the location, the general purpose and the square footage of our principal facilities. The expiration years of the leases covering the leased facilities are also indicated.

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Wilmington, Massachusetts	Corporate, Engineering, Manufacturing and Service	50,000	2027
Budd Lake, New Jersey	Corporate, Engineering and Service	49,000	2023
Bloomington, Minnesota	Engineering, Manufacturing and Service	98,500	2019
Richardson, Texas	Engineering	21,000	Owned
Bohemia, New York	Engineering	6,000	2019
Snoqualmie, Washington	Engineering and Service	27,000	2020
Tianjin, China	Engineering	5,000	2019
Hsin-Chu, Taiwan	Sales and Service	10,500	2018
Takatsu, Japan	Sales and Service	4,000	2019
Sungnam-si, South Korea	Sales and Service	9,000	2021
Shanghai, China	Sales and Service	2,500	2019
Singapore	Sales and Service	2,500	2019
Scotland, United Kingdom	Sales and Service	1,000	2018

We also lease office space for other smaller sales and service offices in several locations throughout the world.

We believe that our existing facilities and capital equipment are adequate to meet our current requirements and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings.

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. As of December 31, 2017, there are no legal proceedings pending or threatened against us that management believes are likely to have a material adverse effect on our consolidated financial position or otherwise.

Regarding litigation that was ongoing during 2017, on July 28, 2017, Rudolph and Camtek Ltd. (“Camtek”) entered into a Settlement Agreement (the “Agreement”) resolving each of the three litigations referenced below (the “Litigations”).

•

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 11-CV-03707 (MJD/TNL): A lawsuit against Camtek, of Migdal Hamek, Israel, was filed by us on June 1, 2011 alleging infringement of our U.S. Patent No. 7,729,528 related to our proprietary continuous scan wafer inspection technology. The relief sought in the lawsuit included the payment of damages and a permanent injunction against any products found to be infringing.

•

Rudolph Technologies, Inc. v. Camtek, Ltd., No. 15-CV-1246 (ADM/BRT):  On March 12, 2015, we filed and served on Camtek a complaint asserting infringement of our U.S. Patent No. 6,826,298 by Camtek’s Eagle product with the U.S. District Court in Minnesota.  The ‘6,298 patent is also related to our proprietary continuous scan wafer inspection technology and was the subject of our prior litigation against the Camtek Falcon system (the “Falcon Litigation”) in which we prevailed with a final judgment of infringement and damages of $14.6 million assessed against Camtek.  The relief sought in the lawsuit included the payment of damages and a permanent injunction against any products found to be infringing.

•

Camtek, Ltd. v. Rudolph Technologies, Inc., No.: 1:17-CV-11127-PBS:  On June 19, 2017, Camtek filed with the U.S. District Court in Massachusetts and served on us a complaint alleging infringement by our NSX product of Camtek’s U.S. Patent No. 6,192,289 related to kerf inspection.  The relief sought in the lawsuit included the payment of damages and a permanent injunction against any products found to be infringing.

  Pursuant to the Agreement, in exchange for a $13.0 million cash payment from Camtek to be paid to us, the parties each agreed to dismiss with prejudice and release the other party from all claims, damages and expenses incurred or raised in the Litigations. The parties also mutually agreed not to pursue further legal actions on any of the claims reflected in the patents which were the subject of the Litigations.  Further, subject to limited exceptions, Rudolph and Camtek have agreed not to bring suit against each other for a three year period from the date of the Agreement.  Each party expressly denies any liability to the other party with respect to any of the Litigations.  The payment was made in October of 2017 and these matters are now closed.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index and the Research Data Group (“RDG”) Semiconductor Components Composite Index for the period commencing on December 31, 2012 and ending on December 31, 2017.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2012 in the Company’s common stock in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	12/12	12/13	12/14	12/15	12/16	12/17
RTEC	100.0	87.4	76.1	105.8	173.7	177.8
NYSE Composite	100.0	126.3	134.8	129.3	144.7	171.8
RDG Semiconductor Composite	100.0	135.3	172.7	159.1	212.1	291.7

The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported on the NYSE.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2017
Fourth Quarter	$28.10	$23.05
Third Quarter	$26.40	$21.10
Second Quarter	$27.30	$21.00
First Quarter	$24.90	$21.13
Year Ended December 31, 2016
Fourth Quarter	$24.45	$16.80
Third Quarter	$18.00	$15.04
Second Quarter	$15.69	$12.84
First Quarter	$14.01	$11.17

As of January 24, 2018, there were 60 stockholders of record of our common stock and approximately 6,884 beneficial stockholders. The closing market value of our common stock on January 24, 2018 was $27.20 per share.

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

In January 2015, the Board of Directors authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time.  During the twelve months ended December 31, 2017, we repurchased no shares of common stock.  At December 31, 2017, there were 711 thousand shares available for future stock repurchases under this repurchase authorization.  Shares of common stock purchased under the share repurchase authorization are retired.  For further information, see Note 15 in the accompanying consolidated financial statements.

In addition to the our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and twelve months ended December 31, 2017, we withheld 1 thousand and 37 thousand shares through net share settlements, respectively.  For the three and twelve month periods ended December 31, 2017, net share settlements cost $24 thousand and $0.9 million, respectively. Please refer to Note 9 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three month period ended December 31, 2017 (in thousands, except per share data):

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1, 2017 to October 31, 2017	1	[1]	$26.51	—	711
November 1, 2017 to November 30, 2017	—		$—	—	711
December 1, 2017 to December 31, 2017	0		$23.60	—	711
Three Months Ended December 31, 2017	1	[1]	$26.09	—

[1] Represents shares withheld through net share settlements.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K, and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2017 and 2016 and the statement of operations data for the years ended December 31, 2017, 2016 and 2015 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of 2015, 2014 and 2013, and the statement of operations data for the years ended December 31, 2014 and 2013 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$255,098	$232,780	$221,690	$181,218	$176,238
Cost of revenues	120,503	109,229	102,284	85,730	85,506
Gross profit	134,595	123,551	119,406	95,488	90,732
Operating expenses:
Research and development	46,986	44,964	41,233	40,576	39,994
Selling, general and administrative	39,381	38,562	43,235	53,799	41,542
Amortization	1,940	2,320	2,145	2,422	2,592
Patent litigation income	(13,000)	(14,643)	—	—	—
Total operating expenses	75,307	71,203	86,613	96,797	84,128
Operating income (loss)	59,288	52,348	32,793	(1,309)	6,604
Interest (income) expense	(971)	2,834	5,688	5,317	5,079
Other (income) expense	457	(354)	293	65	(8)
Income (loss) before provision (benefit) for income taxes	59,802	49,868	26,812	(6,691)	1,533
Provision (benefit) for income taxes	26,893	12,916	8,856	(2,051)	(1,925)
Net income (loss)	$32,909	$36,952	$17,956	$(4,640)	$3,458
Earnings (loss) per share:
Basic	$1.05	$1.19	$0.57	$(0.14)	$0.11
Diluted	$1.02	$1.16	$0.56	$(0.14)	$0.10
Weighted average shares outstanding:
Basic	31,491	31,128	31,408	33,124	32,783
Diluted	32,162	31,790	32,166	33,124	33,388

	December 31,
	2017	2016	2015 (1)	2014 (1)(2)(3)	2013 (1)(2)(3)
Balance Sheet Data:
Cash and cash equivalents	$67,770	$37,859	$44,554	$43,114	$80,790
Marketable securities	109,589	87,872	116,924	113,871	86,582
Working capital	279,775	226,668	197,266	245,707	257,536
Total assets	385,922	338,699	379,563	365,944	370,306
Convertible senior notes	—	—	57,846	54,080	50,695
Accumulated deficit	(51,869)	(84,706)	(121,658)	(139,614)	(134,974)
Total stockholders’ equity	333,154	293,735	270,678	267,328	279,003

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

(3) Working capital data for 2013 and 2014 reflects reclassifications of a portion of deferred revenue to other non-current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Rudolph is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro defect inspections and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. Rudolph delivers comprehensive solutions throughout the semiconductor fabrication process with its families of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices. We provide process and yield management solutions used in both wafer processing facilities, often referred to as “front-end” and device packaging and test facilities, or “back-end” manufacturing, through a portfolio of standalone systems for macro-defect inspection, lithography, probe card test and analysis, as well as transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings. Rudolph systems are backed by worldwide customer service and applications support.

Rudolph’s business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computer, tablet, cell phone, wearable devices, other personal electronic devices and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project capital equipment spending to be flat to down 1% for 2018. Our revenues and profitability tend to follow the trends of certain segments within the semiconductor market.

Historically, a significant portion of our revenues in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2017, 2016 and 2015, aggregate sales to customers that individually represented at least five percent of our revenues accounted for 27.2%, 34.5%, and 23.3% of our revenues, respectively.

We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenues to vary significantly. In addition, during a given quarter, a significant portion of our revenues may be derived from the sale of a relatively small number of systems. The following table presents the average selling price range for our systems in 2017.

System	Average Selling Price Per System
Process Control	$250,000 to $1.8 million
Lithography steppers	$3.0 million to $8.5 million

A significant portion of our revenues is derived from customers outside of the United States.  A substantial portion of our international sales are denominated in U.S dollars.  We expect that revenues generated from customers outside of the United States will continue to account for a significant percentage of our revenues.

The sales cycle for our systems typically ranges from six to twenty-four months and can be longer when our customers are evaluating new technology. Due to the length of these cycles, we invest significantly in research and development and sales and marketing in advance of generating revenues related to these investments.

Results of Operations

The following table sets forth, for the periods indicated, our results of operations as percentages of our revenues. Our results of operations are reported as one business segment.

	Year Ended December 31,
	2017	2016	2015
Revenues	100.0%	100.0%	100.0%
Cost of revenues	47.2%	46.9%	46.1%
Gross profit	52.8%	53.1%	53.9%
Operating expenses:
Research and development	18.4%	19.3%	18.6%
Selling, general and administrative	15.4%	16.6%	19.5%
Amortization	0.8%	1.0%	1.0%
Patent litigation income	(5.1)%	(6.3)%	—%
Total operating expenses	29.5%	30.6%	39.1%
Operating Income	23.3%	22.5%	14.8%
Interest (income) expense, net	(0.4)%	1.2%	2.6%
Other expense (income)	0.2%	(0.2)%	0.1%
Income before provision for income taxes	23.5%	21.5%	12.1%
Provision for income taxes	10.6%	5.6%	4.0%
Net income	12.9%	15.9%	8.1%

Results of Operations for 2017, 2016 and 2015

Revenues. Our revenues are derived from the sale of our systems, services, spare parts and software licensing. Our revenues were $255.1 million, $232.8 million and $221.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. This represents an increase of 9.6% from 2016 to 2017 and an increase of 5.0% from 2015 to 2016.  The increase in revenues from 2016 to 2017 was due to a significant increase in capital spending by front-end memory manufacturers, as well as continued strength in capital spending by back-end foundry and Advanced Packaging customers in the OSAT markets.  The increase in revenues from 2015 to 2016 was primarily due to increased capital spending by both the front-end and back-end semiconductor manufacturers, principally by our advanced packaging customers in the OSAT market.

The following table lists, for the periods indicated, the different sources of our revenues in dollars (thousands) and as percentages of our total revenues:

	Year Ended December 31,
	2017		2016		2015
Systems and Software:
Process control	$177,177	70%	$146,652	63%	$144,858	66%
Lithography	14,234	5%	18,949	8%	14,519	6%
Software	25,473	10%	29,795	13%	27,291	12%
Parts	27,143	11%	25,343	11%	24,072	11%
Services	11,071	4%	12,041	5%	10,950	5%
Total revenues	$255,098	100%	$232,780	100%	$221,690	100%

Total systems and software revenues increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to increased demand for our products in both front-end and back-end process control systems. The year-over-year increases in process control systems totaled $30.5 million, which was partially offset by decreases in lithography systems and software revenues of $4.7 million and $4.3 million, respectively.  The increase in systems revenues was attributed to a greater number of process control units sold, which was partially offset by fewer lithography units sold.  Licensing revenues from software decreased $4.3 million primarily due to a decrease in revenues from our process control software. The average selling price of similarly configured systems has been consistent and, therefore, did not have a material impact on our revenues for the same period.  Systems revenues generated by our latest product releases and major enhancements in each of our product families amounted to 70% of total revenues for 2017 compared to 72% of total revenues for 2016.  The year-over-year increase in parts and services revenues in absolute dollars from 2016 to 2017 was primarily due to increased spending by our customers on repairs of existing systems.  Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Total systems and software revenues increased for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due to increased demand for our products in both front-end and back-end systems. The year-over-year increases in process control, lithography and software systems revenues totaled $1.8 million, $4.4 million and $2.5 million, respectively.  The increase in systems revenues was attributed to a greater number of process control and lithography units sold.  The average selling price of similarly configured systems has been consistent and, therefore, did not materially impact our revenues for the same period.  Systems revenues generated by our latest product releases and major enhancements in each of our product families amounted to 72% of total revenues for 2016 compared to 66% of total revenues for 2015.  The year-over-year increase in parts and services revenues in absolute dollars from 2015 to 2016 was primarily due to increased spending by our customers on repairs of existing systems.  Parts and services revenues are generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Deferred revenues of $6.2 million were recorded in Current liabilities and $1.0 million were recorded in Other non-current liabilities at December 31, 2017.  Deferred revenues primarily consisted of $4.7 million for deferred maintenance agreements and $2.5 million for outstanding deliverables.  At December 31, 2016, deferred revenues of $7.3 million were recorded in Current liabilities and $1.1 million were recorded in Other non-current liabilities.  Deferred maintenance agreements of $6.1 million and outstanding deliverables of $2.3 million were the two main components of deferred revenues at December 31, 2016.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including  manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and services margins. Our gross profit was $134.6 million, $123.6 million and $119.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  The decrease in gross profit as a percentage of revenues from 2016 to 2017 was primarily due to a change in our systems and software product sales mix.  The decrease in gross profit as a percentage of revenues from 2015 to 2016 was primarily due to product mix.

Operating Expenses

Our operating expenses consist of:

•

Research and Development. The process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expense was $47.0 million, $45.0 million and $41.2 million in 2017, 2016 and 2015, respectively.  The year-over-year dollar increases from 2016 to 2017 as well as from 2015 to 2016 were primarily due to increased compensation and project costs.  We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•

Selling, General and Administrative. Selling, general and administrative expense is primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expense was $39.4 million, $38.6 million and $43.2 million in 2017, 2016 and 2015, respectively.  The year-over-year dollar increase from 2016 to 2017 was primarily due to an increase in compensation costs.  The year-over-year dollar decrease from 2015 to 2016 was primarily due to a decrease in share-based compensation costs.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $1.9 million, $2.3 million and $2.1 million in 2017, 2016 and 2015, respectively.  The year-over-year decrease in amortization expense from 2016 to 2017 was due to certain intangible assets becoming fully amortized during these periods.  The year-over-year increase in amortization expense from 2015 to 2016 was due primarily to a full year of amortization of intangibles for the acquisition of Stella Alliance, LLC, a Massachusetts-based semiconductor inspection technology intellectual property portfolio company, that occurred in the fourth quarter of 2015.

•

Patent litigation income. During the twelve months ended December 31, 2017, we recorded income and received cash of $13.0 million from a comprehensive settlement regarding ongoing patent infringement Litigations with Camtek.  We received $13.0 million in the fourth quarter of 2017 and subsequently remitted $2.3 million of withholding tax to the Israel Tax Authority associated with the settlement and the prior year patent litigation judgment.  During the twelve months ended December 31, 2016, we recorded income and received cash from a patent litigation judgment of $14.6 million in conjunction with the final court ruling in the patent infringement litigation case against Camtek with the expiration of all opportunities to appeal.

Interest income (expense), net.  In 2017, net interest income was $1.0 million.  In 2016 and 2015, net interest expense was $2.8 million and $5.7 million, respectively.  The change in interest income (expense), net from 2015 to 2017, was primarily due to the redemption of the Senior Convertible Notes in July 2016.

Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Income before income taxes	$59.8	$49.9	$26.8
Provision for income taxes	$26.9	$12.9	$8.9
Effective tax rate	45.0%	25.9%	33.0%

The income tax provision differs from the federal statutory income tax rate of 35% for 2017 primarily due to new regulations resulting from the Tax Cuts and Jobs Act (“Tax Act”) of $9.5 million, offset by research and development credits of $1.6 million, section 199 manufacturing deduction of $1.6 million and excess tax benefits on vesting of restricted stock of $1.6 million.

On December 22, 2017, the U.S. federal government enacted the Tax Act, which significantly revises the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time transition tax on foreign unremitted earnings.   The lower U.S. corporate income tax rate is effective January 1, 2018, however the U.S. deferred tax assets and liabilities were re-measured in 2017 when the new tax law was enacted.  Additionally, in 2017, as part of the transition to the new territorial tax system, the Tax Act imposes a one-time tax on deemed repatriation of foreign subsidiaries’ earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Act, however, we have made reasonable estimates of the effects. The provisional impact of the Tax Act summarized below, which is included as a component of the provision from income taxes is further described in Note 11 in the accompanying Notes to the Consolidated Financial Statements (dollars in millions).

Year Ended
December 31, 2017
Re-measurement of U.S. deferred tax assets and liabilities	$8.0
Transition tax on non-U.S. subsidiaries’ earnings	1.5
Foreign tax credits applied against transition tax	(1.5)
Valuation allowance for unused foreign tax credits	1.5
Total impact of the Tax Act on the provision for income taxes	$9.5

We are continuing to assess the impact from the Tax Act and may record adjustments in 2018 as additional analysis is completed and as we gain a more thorough understanding of the tax law.

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

Our future effective income tax rate depends on various factors, such as future impacts of the Tax Act, new tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions and research and development credits as a percentage of aggregate pre-tax income.

Liquidity and Capital Resources

At December 31, 2017, we had $177.4 million of cash, cash equivalents and marketable securities and $279.8 million in working capital.  At December 31, 2016, our cash, cash equivalents and marketable securities totaled $125.7 million, while working capital amounted to $226.7 million.

Typically, during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenues, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenues from prior periods are collected.

Net cash and cash equivalents provided by operating activities for the years ended December 31, 2017, 2016 and 2015 totaled $64.4 million, $47.4 million and $33.8 million, respectively.  During the year ended December 31, 2017, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $65.9 million, an increase in other liabilities of $6.6 million, an increase in accounts payable of $3.2 million and a decrease in account receivable of $0.4 million, which were partially offset by an increase in income taxes of $4.7 million, an increase in inventory of $4.2 million, an increase in prepaid expenses and other assets of $1.7 million and a decrease in deferred revenue of $1.1 million.

During the year ended December 31, 2016, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $57.7 million, a decrease in inventories of $4.0 million, a decrease in prepaid expenses and other assets of $2.0 million, an increase in accounts payable of $1.2 million and an increase in deferred revenue of $0.9 million, which were partially offset by an increase in accounts receivable of $9.3 million, a net increase in income tax receivable of $3.0 million and a decrease in other liabilities of $6.1 million.

During the year ended December 31, 2015, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $42.9 million, an increase in accounts payable of $2.3 million, an increase in income tax payable of $2.6 million, an increase in other liabilities of $3.5 million and a decrease in prepaid expenses and other assets of $1.0 million, which were partially offset by an increase in inventories of $12.5 million, an increase in accounts receivable of $4.3 million,  and a decrease in  deferred revenue of $1.5 million.

Net cash and cash equivalents used in investing activities for the years ended December 31, 2017 and 2015 totaled $32.5 million and $9.1 million, respectively.  Net cash and cash equivalents provided by investing activities for the year ended December 31, 2016 was $24.5 million.  During the year ended December 31, 2017, net cash used in investing activities included purchases of marketable securities of $164.7 million, purchases of property, plant and equipment of $10.2 million, and purchase of intangible assets of $1.0 million, which were partially offset by proceeds from sales of marketable securities of $143.3 million.  During the year ended December 31, 2016, net cash provided by investing activities included proceeds from sales of marketable securities of $175.5 million and proceeds from sale of property, plant and equipment of $1.2 million, which were partially offset by purchases of marketable securities of $146.9 million, purchases of property, plant and equipment of $3.3 million, and purchase of intangible assets of $2.0 million.  During the year ended December 31, 2015, net cash used in investing activities included purchases of marketable securities of $237.1 million, purchases of property, plant and equipment of $3.4 million, and purchase of intangible assets of $2.7 million, which were partially offset by proceeds from sales of marketable securities of $234.1 million.  For 2018, purchases of property, plant and equipment are expected to be approximately $7.0 million to $9.0 million, which includes several large projects and an update to our IT infrastructure.

Net cash used in financing activities was $2.8 million, $78.9 million and $23.0 million in 2017, 2016 and 2015, respectively.  During the year ended December 31, 2017, financing activities included the redemption of stock warrants of $1.0 million, tax payments related to shares withheld for share-based compensation plans of $1.4 million and payment of contingent consideration for acquired businesses of $1.0 million, which were partially offset by proceeds from sales of shares through employee stock plans of $0.6 million.  During the year ended December 31, 2016, financing activities included the redemption of senior convertible debt of $60.0 million, redemption of stock warrants of $9.5 million, purchase of shares under the share repurchase authorization of $8.0 million, tax payments related to shares withheld for share based compensation plans of $1.6 million and payment of contingent consideration for acquired business of $0.6 million, which were partially offset by proceeds from sales of shares through employee stock plans of $0.9 million.  During the year ended December 31, 2015, financing activities primarily included the purchase of shares under the share repurchase authorization of $20.7 million and tax payments related to shares withheld for share based compensation plans.

From time to time we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all or a portion of the purchase price of these acquisitions in cash, stock, or a combination of cash and stock.

In January 2015, the Board of Directors authorized the Company to repurchase up to 3.0 million shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time.  During the twelve months ended December 31, 2017, we did not repurchase any shares of common stock.  At December 31, 2017, there were 0.7 million shares available for future stock repurchases under this repurchase authorization.  Shares of common stock purchased under the share repurchase authorization are retired.  For further information, see Note 15 in the accompanying consolidated financial statements.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of December 31, 2017, the available line of credit was approximately $87.6 million with an available interest rate of 3.0%.  The credit agreement is available to us until such time that either party terminates the arrangement at their discretion.   To date, we have not utilized the line of credit.

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

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $4.9 million at December 31, 2017. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$15,592	$3,510	$5,750	$2,811	$3,521
Open and committed purchase orders	60,107	59,857	250	—	—
Total	$75,699	$63,367	$6,000	$2,811	$3,521

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity and capital resources.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, business acquisitions, intangible assets, share-based payments, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are regularly reviewed by management on an ongoing basis at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Revenues are recognized, provided that there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue recognition generally results at the following points: (1) for all transactions where legal title passes to the customer upon shipment, revenues are recognized upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenues associated with certain installation-related tasks is deferred, and more revenues are recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenues are recognized at customer technical acceptance; (3) for transactions with multiple elements, such as sales of products that include software and services, the revenues relating to the undelivered elements are deferred using the relative selling price method utilizing vendor-specific objective evidence (“VSOE”) or estimated sales prices (“ESP”) until delivery of the deferred elements. Third-party evidence is not typically used to determine selling prices as to limited availability of reliable competitor products’ selling prices. The ESP is established considering multiple factors including, but not limited to, gross margin objectives, internal costs and competitor pricing strategies.

Revenues from parts sales are recognized at the time of shipment. Revenues from training and service contracts are recognized ratably over the training period and contract period. A provision for the estimated cost of fulfilling warranty obligations is recorded at the time the related revenues are recognized.

Revenues from software license fees are recognized upon shipment or customer acknowledgment if collection of the resulting receivable is probable, the fee is fixed or determinable, and VSOE exists to allocate a portion of the total fee to any undelivered elements of the arrangement.  License support and maintenance revenues are recognized ratably over the contract period.

Deferred revenue represents undelivered items, prepaid service contract revenues and prepaid license support and maintenance revenues. Deferred revenue is recognized in accordance with our revenue recognition policies described above.

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

Business Acquisitions. We account for acquired or merged businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition or merger at their respective fair values. The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our consolidated financial position and results of operations. Accordingly, for significant acquisitions, we typically obtain assistance from independent valuation specialists.

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

Goodwill. Our formal annual impairment testing date for goodwill is October 31st or prior to the next annual testing date if an event occurs or circumstances change that would make it more likely than not that the fair value of a reporting unit is below its carrying amount.  We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect this option and, after assessing the totality of events or circumstances, we determine that it is not likely that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have not elected this option to date. The goodwill impairment test is a two-step process that requires us to make judgmental assumptions regarding fair value. The first step consists of estimating the fair value of our aggregated reporting unit using the market value of our common stock at October 31st, multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder. We obtain information on completed sales of similar companies in a comparable industry to estimate an implied control premium for us. We compare the estimated fair value of the reporting unit to its carrying value, which includes goodwill. If the results of the initial market capitalization test produce results that are below the reporting unit carrying value, we will also consider if the market capitalization is temporarily low and, if so, we may also perform a discounted cash flow test. If the estimated fair value is less than the carrying value, then the second step, calculating the goodwill impairment amount, must be performed. The goodwill impairment amount is calculated by determining the “implied fair value” of goodwill. This determination requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any remaining unallocated fair value represents the “implied fair value” of goodwill, which is compared to the corresponding carrying value to calculate the goodwill impairment amount.  We are not required to perform the second step during our annual impairment test.

Long-Lived Assets and Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements.  No such indicators were noted in 2017.

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2017 and 2016, we had valuation allowances of $2.4 million and $1.9 million on certain of our deferred tax assets to reflect, the deferred tax assets at the net amount that is more likely than not to be realized.  We evaluated the realizability of the deferred tax assets based on positive earnings from 2015 through 2017 as well as the projected earnings in future years and believe it is more likely than not that the deferred tax asset will be realized in the future years.  We will continue to monitor the realizability of the deferred tax assets and evaluate the valuation allowance.

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

Impact of Recent Accounting Pronouncements

Recently Adopted

Effective January 1, 2017, we adopted FASB Accounting Standard Update (ASU) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the classification in the Condensed Consolidated Statement of Cash Flows. As a result of the adoption, on a prospective basis, we recognized $1.6 million of excess tax benefits from stock-based compensation as a benefit in our income tax provision for the twelve months ended December 31, 2017. Historically, these amounts were recorded as additional paid-in capital.  Upon adoption, we elected to present excess tax benefits to operating cash flows retrospectively to our Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016, which resulted in a reclassification of excess tax benefits from stock-based compensation of $0.8 million from cash flows from financing activities to cash flows from operating activities.  We elected to change our policy on accounting for forfeitures and account for forfeitures as they occur.  As a result of the forfeiture rate policy change, we recorded a reduction to retained earnings of $72 thousand under the modified retrospective approach.  Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on our results of operations.

Effective January 1, 2017, we adopted ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This simplifies subsequent measurement of inventory by having an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation.  The adoption of ASU 2015-11 did not have any impact on our consolidated financial position, results of operations, and cash flows.

Recently Issued

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic718): Scope of Modification Accounting.”  This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  We are currently evaluating the effect that the adoption of ASU No. 2017-09 will have on our consolidated financial position, results of operations, and cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU eliminates Step 2 from the goodwill impairment test.   Accordingly, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.  This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  We are currently evaluating the effect that the adoption of ASU No. 2017-04 will have on our consolidated financial position, results of operations, and cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  This ASU, which is part of the Board’s simplification initiative, is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of ASU No. 2016-16 will have on our consolidated financial position, results of operations, and cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which introduces new guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities.  The standard is effective for fiscal years beginning after December 15, 2020.  We are currently evaluating the effect that the adoption of ASU No. 2016-13 will have on our consolidated financial position, results of operations, and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with earlier adoption permitted. We are in the process of evaluating the effects that the adoption of ASU No. 2016-02 will have on our consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance. The core principle of Topic 606 is that revenues should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year. Consequently, Topic 606 became effective at the beginning of the first quarter of fiscal year 2018. In addition, the FASB issued subsequent guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance.

We adopted the new standard on January 1, 2018 using the modified retrospective method.  We are substantially complete with our initial assessment of the effect of adoption and believe the impact of the new standard on the amount and timing of revenue recognition will not be material to our financial position or results of operations.  The new standard will require additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows from customer contracts, including judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We will update certain disclosures, as applicable, included in our financial statements to meet the requirements of the new guidance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments (municipal notes, municipal bonds and corporate bonds). We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 31, 2017, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software sales are denominated in U.S. dollars with the exception of Japan. Consequently, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all of our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion of, but not all, existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward contracts is recognized in “Other (income) expense” in the Condensed Consolidated Statements of Operations for each reporting period. As of December 31, 2017 and 2016, we had thirty-one and nineteen outstanding forward contracts with a total notional contract value of $8.4 million and $3.8 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China.  Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity's functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of December 31, 2017 was approximately $39.9 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $1.4 million in foreign currency exchange losses / (gains) which would be recorded as non-operating expense in other expense (income) in our Condensed Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and consolidated financial position.

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

We performed an evaluation under the supervision and with the participation of our management, including our principal executive and principal financial officers, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2017. Based on that evaluation, our management, including our principal executive and principal financial officers, concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Registered Public Accounting Firm

Our consolidated financial statements as of and for the year ended December 31, 2017 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2017, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 16, 2018, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is included under the headings “Proposal One: Election of Directors,” “Executive Officers” and “Corporate Governance Principles and Practices” in the Proxy Statement, which is incorporated herein by reference. Information regarding compliance with Section 16 of the Securities Exchange Act is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The information required by this Item is included under the headings “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report on Executive Compensation,” “Stock Ownership/Retention Guidelines for Directors” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is included under the headings “Security Ownership” and “Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is included under the headings “Related Persons Transactions Policy” and “Board Independence” in the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is included under the heading “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement, which is incorporated herein by reference.

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

Exhibits are as set forth in the “Exhibit Index”, provided below. Where so indicated, exhibits, which were previously filed, are incorporated by reference.

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

10.12*

Amended form of Employee Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 10-Q (SEC File No. 001-36226), filed on August 3, 2017).

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

RUDOLPH TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rudolph Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rudolph Technologies, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Iselin, New Jersey

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rudolph Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rudolph Technologies, Inc. internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rudolph Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Repot on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 16, 2018

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$67,770	$37,859
Marketable securities	109,589	87,872
Accounts receivable, less allowance of $460 in 2017 and $680 in 2016	65,283	64,912
Inventories	67,521	65,485
Income taxes receivable	7,220	2,389
Prepaid expenses and other current assets	4,699	4,113
Total current assets	322,082	262,630
Property, plant and equipment, net	17,342	11,858
Goodwill	22,495	22,495
Identifiable intangible assets, net	8,632	10,273
Deferred income taxes	14,879	30,850
Other assets	492	593
Total assets	$385,922	$338,699
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,471	$10,245
Accrued liabilities:
Payroll and related expenses	10,408	8,968
Royalties	494	493
Warranty	2,427	1,788
Deferred revenue	6,223	7,329
Other current liabilities	9,284	7,139
Total current liabilities	42,307	35,962
Other non-current liabilities	10,461	9,002
Total liabilities	52,768	44,964
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 31,604 and 31,127 issued and outstanding at December 31, 2017 and 2016, respectively.	32	31
Additional paid-in capital	386,196	381,189
Accumulated other comprehensive loss	(1,205)	(2,779)
Accumulated deficit	(51,869)	(84,706)
Total stockholders’ equity	333,154	293,735
Total liabilities and stockholders’ equity	$385,922	$338,699

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31
	2017	2016	2015
Revenues	$255,098	$232,780	$221,690
Cost of revenues	120,503	109,229	102,284
Gross profit	134,595	123,551	119,406
Operating expenses:
Research and development	46,986	44,964	41,233
Selling, general and administrative	39,381	38,562	43,235
Amortization	1,940	2,320	2,145
Patent litigation income	(13,000)	(14,643)	—
Total operating expenses	75,307	71,203	86,613
Operating Income	59,288	52,348	32,793
Interest (income) expense, net	(971)	2,834	5,688
Other expense (income)	457	(354)	293
Income before provision for income taxes	59,802	49,868	26,812
Provision for income taxes	26,893	12,916	8,856
Net income	$32,909	$36,952	$17,956
Earnings per share:
Basic	$1.05	$1.19	$0.57
Diluted	$1.02	$1.16	$0.56
Weighted average number of shares outstanding:
Basic	31,491	31,128	31,408
Diluted	32,162	31,790	32,166

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$32,909	$36,952	$17,956
Other comprehensive income (loss):
Change in net unrealized losses on investments, net of tax	(89)	(37)	(33)
Change in currency translation adjustments	1,663	(119)	62
Total comprehensive income	$34,483	$36,796	$17,985

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2017, 2016 and 2015

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2014	32,093	$32	$409,562	$(2,652)	$(139,614)	$267,328
Issuance of shares through share-based compensation plans, net	530	—	330	—	—	330
Repurchase of common stock	(1,674)	(1)	(20,667)	—	—	(20,668)
Net income	—	—	—	—	17,956	17,956
Share-based compensation	—	—	7,603	—	—	7,603
Tax benefit for share-based compensation plans	—	—	16	—	—	16
Share-based compensation plan withholdings	—	—	(1,916)	—	—	(1,916)
Currency translation	—	—	—	62	—	62
Unrealized loss on investments	—	—	—	(33)	—	(33)
Balance at December 31, 2015	30,949	$31	$394,928	$(2,623)	$(121,658)	$270,678
Issuance of shares through share-based compensation plans, net	713	—	850	—	—	850
Repurchase of common stock	(615)	—	(8,044)	—	—	(8,044)
Net income	—	—	—	—	36,952	36,952
Share-based compensation	—	—	4,775	—	—	4,775
Tax benefit for share-based compensation plans	—	—	792	—	—	792
Share-based compensation plan withholdings	—	—	(1,587)	—	—	(1,587)
Redemption of stock warrants	80	—	(10,525)	—	—	(10,525)
Currency translation	—	—	—	(119)	—	(119)
Unrealized loss on investments	—	—	—	(37)	—	(37)
Balance at December 31, 2016	31,127	31	381,189	(2,779)	(84,706)	293,735
Issuance of shares through share-based compensation plans, net	375	1	623	—	—	624
Net income	—	—	—	—	32,909	32,909
Share-based compensation	—	—	5,670	—	—	5,670
Cumulative effect of a change in accounting for share-based compensation (Note 2)	—	—	72	—	(72)	—
Share-based compensation plan withholdings	—	—	(1,358)	—	—	(1,358)
Redemption of stock warrants	102	—	—	—	—	—
Currency translation	—	—	—	1,663	—	1,663
Unrealized loss on investments	—	—	—	(89)	—	(89)
Balance at December 31, 2017	31,604	$32	$386,196	$(1,205)	$(51,869)	$333,154

The accompanying notes are an integral part of these consolidated financial statements

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$32,909	$36,952	$17,956
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	3,990	3,677	3,951
Amortization of convertible note discount and issuance costs	—	2,154	3,766
Amortization of intangibles and other	1,940	2,320	2,145
Foreign currency exchange loss	457	592	293
Gain on disposal of property, plant and equipment	—	(946)	—
Change in fair value of contingent consideration	133	170	(630)
Share-based compensation	5,670	4,775	7,603
Provision for doubtful accounts and inventory valuation	3,608	2,971	3,826
Deferred income taxes	17,207	5,011	3,980
Change in operating assets and liabilities, excluding effects of business combinations:
Accounts receivable	430	(9,279)	(4,336)
Income taxes	(4,727)	(3,021)	2,626
Inventories	(4,218)	4,003	(12,529)
Prepaid expenses and other assets	(1,686)	2,038	953
Accounts payable	3,198	1,169	2,254
Deferred revenue	(1,122)	896	(1,535)
Other liabilities	6,582	(6,057)	3,486
Net cash and cash equivalents provided by operating activities	64,371	47,425	33,809
Cash flows from investing activities:
Purchases of marketable securities	(164,661)	(146,865)	(237,127)
Proceeds from sales of marketable securities	143,349	175,460	234,105
Purchases of property, plant and equipment	(10,210)	(3,291)	(3,359)
Purchase of intangible assets	(1,000)	(2,000)	(2,696)
Proceeds from sale of property, plant & equipment	—	1,165	—
Net cash and cash equivalents (used in) provided by investing activities	(32,522)	24,469	(9,077)
Cash flows from financing activities:
Payment of senior convertible debt	—	(60,000)	—
Redemption of stock warrants	(1,025)	(9,500)	—
Purchases of common stock	—	(8,044)	(20,668)
Tax payments related to shares withheld for share-based compensation plans	(1,358)	(1,587)	(1,916)
Payment of contingent consideration for acquired business	(992)	(622)	(731)
Issuance of shares through share-based compensation plans	623	850	330
Net cash and cash equivalents used in financing activities	(2,752)	(78,903)	(22,985)
Effect of exchange rate changes on cash and cash equivalents	814	314	(307)
Net increase (decrease) in cash and cash equivalents	29,911	(6,695)	1,440
Cash and cash equivalents at beginning of year	37,859	44,554	43,114
Cash and cash equivalents at end of year	$67,770	$37,859	$44,554
Supplemental disclosure of cash flow information:
Income taxes paid, net	$14,605	$10,980	$2,013
Interest paid	$—	$2,250	$2,250
Litigation settlement received	$13,000	$14,643	$—
Non-cash financing and investing activities:
Purchase of intangible assets	$—	$—	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Organization and Nature of Operations:

Rudolph Technologies, Inc. (“Rudolph” or the “Company”) is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro defect inspections and metrology, lithography systems, and process control analytical software used by semiconductor and Advanced Packaging device manufacturers. The Company has branch sales and service offices in South Korea, Taiwan and Singapore and wholly-owned sales and service subsidiaries in the United States, Europe, Japan and China. The Company operates in a single segment and is a provider of process characterization equipment and software for wafer fabs and advanced packaging facilities.

2.	Summary of Significant Accounting Policies:

A. Consolidation:

The consolidated financial statements reflect the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

B. Revenue Recognition:

Revenues are recognized provided that there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection of the related receivable is reasonably assured.  Revenue recognition generally results at the following points: (1) for all transactions where legal title passes to the customer upon shipment, revenues are recognized upon shipment for all products that have been demonstrated to meet product specifications prior to shipment; the portion of revenues associated with certain installation-related tasks is deferred, and those revenues are recognized upon completion of the installation-related tasks; (2) for products that have not been demonstrated to meet product specifications prior to shipment, revenues are recognized at customer technical acceptance; (3) for transactions with arrangements with multiple elements, such as sales of products that include software and services, the revenues relating to the undelivered elements are deferred using the relative selling price method utilizing vendor-specific objective evidence (“VSOE”) or estimated sales prices (“ESP”) until delivery of the deferred elements.  Third-party evidence is not typically used to determine selling prices as to limited availability of reliable competitor products’ selling prices.  The ESP is established considering multiple factors including, but not limited to, gross margin objectives, internal costs and competitor pricing strategies.

Revenues from parts sales are recognized at the time of shipment. Revenues from training and service contracts are recognized ratably over the training period and contract period. A provision for the estimated cost of fulfilling warranty obligations is recorded at the time the related revenue is recognized.

Revenues from software license fees are recognized upon shipment or customer acknowledgment if collection of the resulting receivable is probable, the fee is fixed or determinable, and VSOE exists to allocate a portion of the total fee to any undelivered elements of the arrangement.  License support and maintenance revenues are recognized ratably over the contract period.

Deferred revenue represents undelivered items, prepaid service contract revenue and prepaid license support and maintenance revenues. Deferred revenue is recognized in accordance with the Company’s revenue recognition policies described above.

C. Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include allowance for doubtful accounts, inventory obsolescence, fair value of assets acquired and liabilities assumed in a business combination (including contingent consideration), recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

of goodwill, recoverability of deferred tax assets, liabilities for product warranty, contingencies, including litigation reserves and share-based payments and liabilities for tax uncertainties. Actual results could differ from those estimates.

D. Cash and Cash Equivalents:

Cash and cash equivalents include cash and highly liquid debt instruments with original maturities of three months or less when purchased.

E. Marketable Securities:

The Company determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in stockholders’ equity under the caption “Accumulated other comprehensive loss.” Realized gains and losses and, interest and dividends on available-for-sale securities are included in interest income and other, net. Available-for-sale securities are classified as current assets regardless of their maturity date if they are available for use in current operations. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. When a decline in fair value is determined to be other-than-temporary, unrealized losses on available-for-sale securities are charged against earnings. The specific identification method is used to determine the gains and losses on marketable securities.

For additional information on the Company’s marketable securities, see Note 4 of Notes to the Consolidated Financial Statements.

F. Allowance for Doubtful Accounts:

The Company evaluates the collectability of accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligation, the Company records a specific allowance against amounts due, thereby reducing the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and historical experience.

G. Inventories:

Inventories are stated at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less predictable costs of completion, disposal and transportation.  Cost is generally determined on a first-in, first-out basis, and includes material, labor and manufacturing overhead costs. The Company reviews and sets standard costs as needed, but at a minimum on an annual basis, at current manufacturing costs in order to approximate actual costs.

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

H. Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets, which are fifteen years for buildings, four to seven years for machinery and equipment, seven years for furniture and fixtures, and three years for computer equipment. Leasehold

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred and major renewals and betterments are capitalized.

I. Impairment of Long-Lived Assets:

Long-lived assets, such as property, plant, and equipment, and identifiable acquired intangible assets with definite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is generally based on discounted cash flows.

J. Goodwill and Intangible Assets:

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, the Company elects this option and after assessing the totality of events or circumstances, the Company determines that it is not likely that the fair value of its reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company has not elected this option to date.  The Company estimates the fair value of its reporting unit using the market value of its common stock at October 31st multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder.  The Company also obtains information on completed sales of similar companies in the related industry to estimate the implied control premium for the Company.  If the results of the initial market capitalization test produce results that are below the reporting unit carrying value, the Company will also consider if the market capitalization is temporarily low and, if so, we may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2017.  No impairments were noted.

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

M. Income Taxes:

The Company accounts for income taxes using the asset and liability approach for deferred taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. A valuation allowance is recorded to reduce a deferred tax asset to that portion which more likely than not will be realized.  The Company does not provide for foreign withholding taxes

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

on the undistributed earnings of its foreign operations as it is the Company’s intention to permanently re-invest undistributed earnings.

The impact of an uncertain income tax position is recognized as the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority and includes consideration of interest and penalties. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The liability for unrecognized tax benefits is classified as non-current as the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes” to classify all deferred tax assets and liabilities as non-current.

For additional information on the Company’s income taxes, see Note 11 of Notes to the Consolidated Financial Statements.

N. Translation of Foreign Currencies:

The Company has branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in the United States (U.S.), Europe, Japan and China. Its international subsidiaries and branches operate primarily through the use of local functional currencies.  A substantial portion of the Company’s international systems sales are denominated in U.S. dollars with the exception of Japan.  Consequently, we have relatively little exposure to foreign currency exchange risk with respect to these sales.

Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $1,079 and $2,742 as of December 31, 2017 and 2016, respectively.

O. Share-based Compensation:

Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Effective upon the Company’s adoption of ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” on January 1, 2017, forfeitures are accounted for as they occur. Prior to the adoption of ASU No. 2016-09, expected forfeitures were included in determining share-based compensation expense. For further information on the adoption of ASU 2016-09, see discussion in this Note below under Recent Accounting Pronouncements.

For additional information on the Company’s share-based compensation plans, see Note 9 of Notes to the Consolidated Financial Statements.

P. Research and Development and Software Development Costs:

Expenditures for research and development are expensed as incurred. Certain software product development costs incurred after technological feasibility has been established are capitalized and amortized, commencing upon the general release of the software product to the Company’s customers, over the economic life of the software product. Annual amortization of capitalized costs is computed using the greater of: (i) the ratio of current gross revenues for the software product over the total of current and anticipated future gross revenues for the software product or (ii) the straight-line basis, typically over seven years. Software product development costs incurred prior to the product reaching technological feasibility are expensed as incurred and included in research and development costs. At December 31, 2017 and 2016, the Company did not have any capitalized software development costs.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Q. Shipping and Handling Costs:

Shipping and handling cost are included as a component of cost of revenues.

R. Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities.  The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company’s interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market.  Judgment is required to estimate the fair value using available market information and appropriate valuation methods.

For additional information on the Company’s fair value of financial instruments, see Note 3 of Notes to the Consolidated Financial Statements.

S. Derivative Instruments and Hedging Activities:

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2017 and 2016, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Notional amount	8,417	3,827
Fair value of asset	45	312

In 2017, 2016 and 2015, the Company recognized gains of $105, $417 and $221, respectively, with respect to forward contracts that matured, respectively.  The aggregate notional amount of matured contracts was $9,582, $6,641 and $2,484 for 2017, 2016 and 2015, respectively.

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

U. Recent Accounting Pronouncements:

Recently Adopted

Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The standard update simplifies several aspects of the accounting for employee share-based payment transactions,

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the classification in the Condensed Consolidated Statement of Cash Flows. As a result of the adoption, on a prospective basis, the Company recognized $1,603 of excess tax benefits from stock-based compensation as a benefit in our income tax provision for the twelve months ended December 31, 2017. Historically, these amounts were recorded as additional paid-in capital.  Upon adoption, the Company elected to present excess tax benefits to operating cash flows retrospectively to its Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016 and 2015, which resulted in a reclassification of excess tax benefits from stock-based compensation of $792 and $16, respectively, from cash flows from financing activities to cash flows from operating activities.  The Company elected to change its policy on accounting for forfeitures and account for forfeitures as they occur.  As a result of the forfeiture rate policy change, the Company recorded a reduction to retained earnings of $72 under the modified retrospective approach.  Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on its results of operations.

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

Recently Issued

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic718): Scope of Modification Accounting.”  This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718.  This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Company is currently evaluating the effect that the adoption of ASU No. 2017-09 will have on its consolidated financial position, results of operations, and cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU eliminates Step 2 from the goodwill impairment test.   Accordingly, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.  The ASU is effective for the fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The Company is currently evaluating the effect that the adoption of ASU No. 2017-04 will have on its consolidated financial position, results of operations, and cash flows.

In October 2016, the FASB issued ASU No. 2016-16, “Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  This ASU, which is part of the Board’s simplification initiative, is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property.  This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of ASU No. 2016-16 will have on its consolidated financial position, results of operations, and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of ASU No. 2016-15 will have on its consolidated financial position, results of operations, and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which introduces new guidance for the accounting for credit losses on instruments within its scope. Given the breadth of that scope, the new ASU will impact both financial services and non-financial services entities.  The standard is effective for fiscal years beginning after December 15, 2020.  The Company is currently evaluating the effect that the adoption of ASU No. 2016-13 will have on its consolidated financial position, results of operations, and cash flows.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months.  ASU No. 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 with earlier adoption permitted. The Company is in the process of evaluating the effect that the adoption of ASU No. 2016-02 will have on its consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance. The core principle of Topic 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of the standard by one year.  Consequently, Topic 606 became effective at the beginning of the first quarter of fiscal year 2018. In addition, the FASB issued subsequent guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance.

The Company will adopt the new standard on January 1, 2018 using the modified retrospective method.  The Company is substantially complete with its initial assessment of the effect of adoption and believes the impact of the new standard on the amount and timing of revenue recognition will not be material to its financial position or result of operations. The new standard will require additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows from customer contracts, including judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company will update certain disclosures, as applicable, included in its financial statements to meet the requirements of the new guidance.

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

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2017 and December 31, 2016:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$109,589	$—	$109,589	$—
Foreign currency forward contracts	45	—	45	—
Total assets	$109,634	$—	$109,634	$—
Liabilities:
Contingent consideration - acquisitions	$2,593	$—	$—	$2,593
Total liabilities	$2,593	$—	$—	$2,593
December 31, 2016
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$87,029	$—	$87,029	$—
Corporate bonds	843	—	843	—
Foreign currency forward contracts	312	—	312	—
Total assets	$88,184	$—	$88,184	$—
Liabilities:
Contingent consideration - acquisitions	$3,251	$—	$—	$3,251
Total liabilities	$3,251	$—	$—	$3,251

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

Level 3 investments consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these investments.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenues, timing of cash flows and estimates of discount rates of 8.6% and 9.1% for the years ended December 31, 2017 and 2016, respectively.  A significant decrease in the projected revenues or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

This table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Liabilities:
Balance at December 31, 2016	$3,251
Total loss due to remeasurement included in selling, general and administrative expense	133
Additions	—
Payments	(791)
Transfer into (out of) Level 3	—
Balance at December 31, 2017	$2,593

See Note 4 for additional discussion regarding the fair value of the Company’s marketable securities.

Fair Value of Other Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments. The estimated fair value of these obligations is based, primarily, on a market approach, comparing the Company’s interest rates to those rates the Company believes it would reasonably receive upon re-entry into the market. Judgment is required to estimate the fair value using available market information and appropriate valuation methods.

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

The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2017 and 2016 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

At December 31, 2017 and 2016, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2017
Municipal notes and bonds	$109,750	$—	$161	$109,589
Total marketable securities	$109,750	$—	$161	$109,589
December 31, 2016
Municipal notes and bonds	$87,088	$6	$65	$87,029
Corporate bonds	842	1	—	843
Total marketable securities	$87,930	$7	$65	$87,872

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$104,742	$104,605	$82,499	$82,445
Due after one through five years	5,008	4,984	5,431	5,427
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$109,750	$109,589	$87,930	$87,872

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at December 31, 2017 and 2016.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2017
Municipal notes and bonds	$98,805	$161	$—	$—
Total marketable securities	$98,805	$161	$—	$—
December 31, 2016
Municipal notes and bonds	$64,918	$65	$—	$—
Total marketable securities	$64,918	$65	$—	$—

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

5.	Goodwill and Purchased Intangible Assets:

Goodwill

The gross amount of goodwill at both December 31, 2017 and 2016 was $215,367.  Reflecting an impairment charge of $192,872 in 2008, the carrying amount of goodwill totaled $22,495 and remained unchanged over both the years ended December 31, 2017 and 2016.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Purchased Intangible Assets

Purchased intangible assets as of December 31, 2017 and 2016 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2017
Finite-lived intangibles:
Developed technology	$65,827	$58,522	$7,305
Customer and distributor relationships	9,560	8,818	742
Trade names	4,361	3,776	585
Total identifiable intangible assets	$79,748	$71,116	$8,632

December 31, 2016
Finite-lived intangibles:
Developed technology	$65,527	$56,986	$8,541
Customer and distributor relationships	9,560	8,514	1,046
Trade names	4,361	3,675	686
Total identifiable intangible assets	$79,448	$69,175	$10,273

Intangible asset amortization expense amounted to $1,940, $2,320 and $2,145 for the years ended December 31, 2017, 2016 and 2015, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expense will be $1,519 for 2018, $1,519 for 2019, $1,317 for 2020, $569 for 2021, and $503 for 2022.

6.	Balance Sheet Details:

Inventories

Inventories are comprised of the following:

	December 31,
	2017	2016
Materials	$39,765	$32,993
Work-in-process	20,923	18,764
Finished goods	6,833	13,728
Total inventories	$67,521	$65,485

The Company has established reserves of $13,035 and $10,545 at December 31, 2017 and 2016, respectively, for slow moving and obsolete inventory.  During 2017, the Company recorded a net charge in cost of revenues of $3,833 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2017, the Company disposed of $1,343 of inventory.  During 2016, the Company recorded a net charge in cost of revenues of $2,953 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2016, the Company disposed of $1,304 of inventory.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following:

	December 31,
	2017	2016
Land and building	$2,584	$2,584
Machinery and equipment	29,870	23,493
Furniture and fixtures	3,201	2,699
Computer equipment and software	5,444	5,204
Leasehold improvements	9,472	8,116
	50,571	42,096
Accumulated depreciation	(33,229)	(30,238)
Total property, plant and equipment, net	$17,342	$11,858

Depreciation expense amounted to $3,990, $3,677 and $3,951 for the years ended December 31, 2017, 2016 and 2015, respectively.

Other current liabilities

Other current liabilities is comprised of the following:

	December 31,
	2017	2016
Intangible asset acquisition - Stella Alliance	$100	$1,000
Contingent consideration - acquisitions	634	855
Warrant settlement payable	—	1,025
Customer deposits	5,561	996
Other	2,989	3,263
Total other current liabilities	$9,284	$7,139

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	December 31,
	2017	2016
Unrecognized tax benefits (including interest)	$4,660	$3,386
Contingent consideration - acquisitions	1,959	2,396
Deferred revenue	983	1,132
Other	2,859	2,088
Total non-current liabilities	$10,461	$9,002

7.	Debt Obligations:

On July 25, 2011, the Company issued $60,000 aggregate principal amount of 3.75% Convertible Senior Notes due 2016 (the “Notes”) at par. The Notes were issued pursuant to an indenture, dated as of July 25, 2011, between the Company and Bank of New York Mellon Trust Company, N.A., as Trustee, which included a form of Note. The Notes provided for the payment of interest semi-annually in arrears on January 15 and July 15 of each year, beginning January 15, 2012, at an annual rate of 3.75%.  Concurrently with the issuance of the Notes, the Company purchased a convertible note hedge and sold a warrant. Each of the convertible note hedge and warrant transactions were entered into with an affiliate of the initial purchaser of the Notes.

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

The sale of the warrant gave the holder the right to purchase 4,634 shares of the Company’s common stock at a strike price of $17.00 per share.  The warrant has a series of daily expiration dates beginning in October 2016 and ending in January 2017.  From October 13, 2016 to December 31, 2016, the holder exercised 4,248 warrants, which settled for 80 shares of the Company’s common stock and $10,525 payable in cash, of which $9,500 was paid as of December 31, 2016 and $1,025 was paid in January 2017, at a weighted average stock price of $19.82 per share.  The remaining 386 warrants were exercised in January 2017 by the holder for 102 shares of the Company’s common stock at a weighted average stock price of $23.13 per share.

The following table presents the amount of interest cost recognized relating to the Notes during the years ended December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015
Contractual interest coupon	$—	$1,186	$2,250
Amortization of interest discount	—	1,893	3,334
Amortization of debt issuance costs	—	261	432
Total interest cost recognized	$—	$3,340	$6,016

8.	Commitments and Contingencies:

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

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of the year	$1,788	$1,894	$1,574
Accruals	3,464	2,405	2,640
Usage	(2,825)	(2,511)	(2,320)
Balance, end of the year	$2,427	$1,788	$1,894

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As of December 31, 2017, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position or otherwise.

With respect to the litigations that were ongoing during 2017, on July 28, 2017, Rudolph and Camtek, Ltd. (“Camtek”) entered into a Settlement Agreement (the “Agreement”) resolving each of the three litigations referenced below (the “Litigations”).

•

August Technology Corporation and Rudolph Technologies, Inc. v. Camtek, Ltd., No. 11-CV-03707 (MJD/TNL): A lawsuit against Camtek, located in Migdal Haemek, Israel, was filed by the Company on June 1, 2011 alleging infringement of its U.S. Patent No. 7,729,528 related to its proprietary continuous scan wafer inspection technology. The relief sought in the lawsuit included the payment of damages and a permanent injunction against any products found to be infringing.

•

Rudolph Technologies, Inc. v. Camtek, Ltd., No. 15-CV-1246 (ADM/BRT):  On March 12, 2015, the Company filed and served on Camtek a complaint asserting infringement of Rudolph’s U.S. Patent No. 6,826,298 by Camtek’s Eagle product with the U.S. District Court in Minnesota.  The ‘6,298 patent is also related to its proprietary continuous scan wafer inspection technology and was the subject of Rudolph’s prior litigation against the Camtek Falcon system (the “Falcon Litigation”) in which Rudolph prevailed with a final judgment of infringement and damages of $14.6 million assessed against Camtek.  The relief sought in the lawsuit included the payment of damages and a permanent injunction against any products found to be infringing.

•

Camtek, Ltd. v. Rudolph Technologies, Inc., No.: 1:17-CV-11127-PBS:  On June 19, 2017, Camtek filed with the U.S. District Court in Massachusetts and served on Rudolph a complaint alleging infringement by Rudolph’s NSX product of Camtek’s U.S. Patent No. 6,192,289 related to kerf inspection.  The relief sought in the lawsuit included the payment of damages and a permanent injunction against any products found to be infringing.

  Pursuant to the Agreement, in exchange for a $13.0 million cash payment from Camtek to Rudolph, the parties each agreed to dismiss with prejudice, and to release the other party from, all claims, damages and expenses incurred or raised in the Litigations. The parties also mutually agreed not to pursue further legal actions on any of the claims reflected in the patents that were the subject of the Litigations.  Further, subject to limited exceptions, Rudolph and Camtek have agreed not to bring suit against each other for a three year period from the date of the Agreement.  Each party expressly denies any liability to the other party with respect to any of the Litigations.  The payment was made in October of 2017 and these matters are now closed.

Lease Agreements

The Company rents space for its corporate headquarters, manufacturing and service operations and sales offices, which expire through 2027. Total rent expense for these facilities amounted to $3,292, $3,296 and $3,525 for the years ended December 31, 2017, 2016 and 2015, respectively.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company also leases certain equipment pursuant to operating leases, which expire through 2022.  Rent expense related to these leases amounted to $111, $99 and $105 for the years ended December 31, 2017, 2016 and 2015, respectively.

Total future minimum lease payments under noncancelable operating leases as of December 31, 2017 amounted to $3,292 for 2018, $2,458 for 2019, $1,706 for 2020, $1,105 for 2021, $1,044 for 2022 and $2,477 for all periods thereafter.

Royalty Agreements

Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $1,117, $586 and $813 for the years ended December 31, 2017, 2016 and 2015, respectively.

Open and Committed Purchase Orders

The Company has open and committed purchase orders of $60,107 as of December 31, 2017.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of December 31, 2017 was approximately $87,583 with an available interest rate of 3.0%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

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

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company established the 2009 Stock Plan (the “2009 Plan”) effective November 1, 2009. The 2009 Plan provides for the grant of 3,300 stock options and other stock awards to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Shares of common stock available for future grants from a previous stock plan totaled 2,558 and were carried forward into the allocated balance of the 2009 Plan. Options granted under the 2009 Plan typically grade vest over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 2009 Plan typically vest over a three to five-year period for employees and one year for directors; however, other vesting periods are allowable under the 2009 Plan. Restricted stock units granted to employees have time based or performance based vesting.  As of December 31, 2017 and 2016, there were shares of common stock available for issuance pursuant to future grants under the 2009 Plan totaling 2,049 and 2,247, respectively.

The following table reflects share-based compensation expense by type of award:

	Year Ended December 31,
	2017	2016	2015
Share-based compensation expense:
Stock options	$237	$318	$287
Restricted stock units, including all performance and market based awards	5,433	4,457	7,316
Total share-based compensation	5,670	4,775	7,603
Tax effect on share-based compensation	2,052	1,743	2,767
Net effect on net income	$3,618	$3,032	$4,836
Effect on earnings per share:
Basic	$(0.11)	$(0.10)	$(0.15)
Diluted	$(0.11)	$(0.10)	$(0.15)

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Stock Option Activity

A summary of the Company’s stock option activity with respect to the years ended December 31, 2015, 2016 and 2017 follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	615	$10.39
Granted	—	—
Exercised	(25)	8.19
Expired	(100)	15.56
Forfeited	—	—
Outstanding at December 31, 2015	490	9.46
Granted	—	—
Exercised	(231)	7.76
Expired	(44)	14.74
Forfeited	—	—
Outstanding at December 31, 2016	215	$10.19
Granted	—	—
Exercised	(142)	9.14
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	73	$12.22	5.0	$853
Vested or expected to vest at December 31, 2017	73	$12.22	5.0	$853
Exercisable at December 31, 2017	73	$12.22	5.0	$853

The total intrinsic value of the stock options exercised during 2017, 2016 and 2015 was $853, $1,312 and $108, respectively.

The options outstanding and exercisable at December 31, 2017 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
12.22 - 12.22	73	5.0	$12.22	73	$12.22

As of December 31, 2017, there was no unrecognized compensation cost related to stock options granted under the plans.

Non-Employee Stock Options

At December 31, 2017 and 2016, the fair value of stock options to non-employees was $268 and $270, respectively.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2015, 2016 and 2017 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	805	$11.07
Granted	967	$10.99
Vested	(563)	$10.25
Forfeited	(40)	$11.05
Nonvested at December 31, 2015	1,169	$11.40
Granted	429	$13.20
Vested	(413)	$10.80
Forfeited	(49)	$11.14
Nonvested at December 31, 2016	1,136	$12.30
Granted	280	$22.70
Vested	(321)	$11.90
Forfeited	(81)	$13.78
Nonvested at December 31, 2017	1,014	$14.88

Included in the number of shares granted in the table directly above are 38 market performance-based restricted stock units (“MPRSUs”) granted to executives in the first quarter of 2017.  Vesting of these MPRSUs is contingent upon the Company meeting certain total shareholder return (“TSR”) levels as compared to a select peer group over the next three years.  The MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (76 shares) based on TSR performance.  The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term.  The estimated fair value per share of the MPRSUs was $25.30 and was calculated using a Monte Carlo simulation model.

As of December 31, 2017, there was $9,420 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan (the “ESPP”) effective November 1, 2009.  Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of Company common stock at the end of the applicable six-month purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by FASB ASC 718, Stock Compensation. No stock-based compensation expense for the ESPP was recorded for the years ended December 31, 2017, 2016 and 2015.  Employees purchased 11, 15 and 16 shares during the twelve months ended December 31, 2017, 2016 and 2015, respectively, under the ESPP.  As of December 31, 2017 and 2016, there were 2,251 and 1,962 shares available, respectively, for issuance under the ESPP.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary.  Company matching contributions to the plan totaled $1,047, $1,017 and $963 for the years ended December 31, 2017, 2016 and 2015, respectively.

Profit Sharing Program

The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2017, 2016 and 2015.

10.	Other Expense (Income):

Other expense (income) is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Foreign currency exchange losses (gains), net	$457	$592	$293
Gain on sale of property, plant and equipment	—	(946)	—
Total other expense (income)	$457	$(354)	$293

11.	Income Taxes:

The components of income tax expense are as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$6,020	$6,084	$1,012
State	507	983	439
Foreign	3,159	838	3,425
	9,686	7,905	4,876
Deferred:
Federal	17,034	4,765	3,881
State	643	184	71
Foreign	(470)	62	28
	17,207	5,011	3,980
Total income tax expense	$26,893	$12,916	$8,856

The income before tax is comprised of the following:

	Year Ended December 31,
	2017	2016	2015
Domestic operations	$57,079	$47,599	$10,596
Foreign operations	$2,723	$2,269	$16,216

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 35% for the years ended December 31, 2017, 2016 and 2015 to income before provision for income taxes as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax provision at statutory rate	$20,931	$17,454	$9,384
State taxes, net of federal effect	573	822	370
Foreign taxes net of federal effect	(238)	(1,613)	754
Domestic manufacturing benefit	(1,569)	(1,244)	(553)
Change in valuation allowance for deferred tax assets, including $1.5 million related to the Tax Act	(523)	—	(653)
Research tax credit	(1,559)	(692)	(694)
Deferred tax true-up	41	(1,644)	(23)
Remeasurement of deferred tax balances related to the Tax Act	8,020	—	—
Transition tax on foreign earnings related to the Tax Act	(106)	—	—
Other	1,323	(167)	271
Provision for income taxes	$26,893	$12,916	$8,856
Effective tax rate	45%	26%	33%

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) the creation of the Base Erosion and Anti-Abuse (“BEAT”), a new minimum tax; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax Global Intangible Low-Taxed Income (“GILTI”), which allows for the possibility of using FTCs and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) the repeal of the domestic production activity deduction; (6) limitations on the deductibility of certain executive compensation; and (7) limitations on the use of FTCs to reduce the U.S. income tax liability.  Given the complexity of the 2018 Tax Act provisions identified above, we are still evaluating the effects and have not yet determined what, if any, accounting policies will need to change, nor have we calculated the impact of the above provisions.

At December 31, 2017 the Company has not completed its accounting for the tax effects of enactment of the Tax Act, however, the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

•

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. For certain of its deferred tax assets and deferred tax liabilities, the Company has recorded a provisional decrease of $8.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $8.0 million for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, its calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

•

Transition tax: The transition tax is a tax on previously deferred earnings and profits (“E&P”) of certain of its foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the transition tax and recorded a provisional transition tax obligation of $1.5 million with a corresponding adjustment to current income tax expense. The company also computed a Section 78 foreign tax credit from the post-1986 E&P of the relevant subsidiaries that resulted in a current income tax

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

benefit of $1.5 million. However, the Company is continuing to gather additional information to more precisely compute the amount of the transition tax and foreign tax credit.

•

Valuation allowances: The Company must assess whether its valuation allowance analyses are affected by various aspects of the Tax Act. Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. The Company concluded that with all the facts that are available at this point in time that that a full valuation allowance on all carry forward foreign tax credits were needed.  The Company recorded the valuation allowance as of December 31, 2017 in the amount of $1.5 million with a corresponding adjustment to current income tax expense.

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2017	2016
Research and development credit carryforward	$216	$3,784
Reserves and accruals not currently deductible	1,883	2,932
Deferred revenue	1,075	2,286
Domestic net operating loss carryforwards	892	1,049
Foreign net operating loss and credit carryforwards	2,551	4,362
Intangibles	5,388	11,002
Share-based compensation	1,500	2,249
Inventory obsolescence reserve	3,260	4,454
Depreciation	—	206
Other	1,135	832
Gross deferred tax assets	17,900	33,156
Valuation allowance for deferred tax assets	(2,447)	(1,924)
Deferred tax assets after valuation allowance	15,453	31,232
Gross deferred tax liabilities	(574)	(382)
Net deferred tax assets	$14,879	$30,850

At December 31, 2017 and 2016, the Company had valuation allowances of $2,447 and $1,924, respectively, on certain of the Company’s deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.  The Company recorded a full valuation allowance on all foreign tax credits as of December 31, 2017 in the amount of $1,542, offset by reversal of valuation allowance against expired state research and developments credits in the amount of $741 and the reversal of a prior valuation allowance based on current year utilization in the amount of $278.

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.  In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of December 31, 2017, the Company relied primarily on projected future taxable income.

At December 31, 2017, the Company had federal, state and foreign net operating loss carryforwards of $591, $171 and $1,134, respectively. The federal, state and foreign net operating loss carryforwards expire on various dates through December 31, 2032, December 31, 2032 and December 31, 2026, respectively.  At December 31, 2017, the Company had federal and state research & development credits and foreign tax credit carryforwards of $118, $318 and $1,542, respectively. The federal research & development credits are set to expire at December 31, 2037.  The state research & development credits are set to expire at various dates through December 21, 2024. The foreign tax credit is set to expire at various dates through December 31, 2027

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

A provision has not been made at December 31, 2017 for U.S. or additional foreign withholding taxes on approximately $7,663 of undistributed earnings not subject to the transition tax of the Company’s foreign subsidiaries in Europe and Japan nor on any additional outside basis differences inherent in these entitites because it is the present intention of management to permanently reinvest these undistributed earnings.  It is not practical to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated.

The total amount of unrecognized tax benefits are as follows:

	December 31,
	2017	2016	2015
Unrecognized tax benefits, opening balance	$4,827	$5,236	$5,292
Gross increases—tax positions in prior period	171	118	136
Gross decreases—tax positions in prior period	(362)	(735)	(755)
Gross increases—current-period tax positions	244	208	563
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, ending balance	$4,880	$4,827	$5,236

Included in the ending balance at December 31, 2017 and 2016 are unrecognized tax benefits of $4,403 and $4,275, respectively, which would be reflected as an adjustment to income tax expense if recognized.  The year over year increase from 2016 to 2017 is primarily due to additional unrecognized tax benefits related to federal tax exposures.  It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $246, $76 and $71, respectively, in interest and penalties expense associated with uncertain tax positions. As of December 31, 2017 and 2016, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $1,190 and $1,019, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.   The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal tax purposes, the Company is generally no longer subject to tax examinations for years prior to 2013. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for years prior to 2012. For foreign tax purposes, the Company is generally no longer subject to examination for tax periods 2012 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment.  The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.

In the normal course of business, the Company is subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income taxes or other taxes against it. Although the Company believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from the Company’ s historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on the Company’ s results of operations or cash flows in the period or periods for which that determination is made.

12.	Accumulated Other Comprehensive Loss:

Comprehensive income includes net income, foreign currency translation adjustments, and net unrealized gains and losses on available-for-sale investments.  See the Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income to our net income.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized losses on available-for- sale investments	Accumulated other comprehensive loss
Beginning Balance, December 31, 2015	$2,623	$—	$2,623
Net current period other comprehensive loss	119	37	156
Reclassifications	—	—	—
Ending balance, December 31, 2016	2,742	37	2,779
Net current period other comprehensive loss	(1,663)	89	(1,574)
Reclassifications	—	—	—
Ending balance, December 31, 2017	$1,079	$126	$1,205

13.	Segment Reporting and Geographic Information:

The Company is engaged in the design, development, manufacture and support of process control defect inspection and metrology, advanced packaging lithography and data analysis systems and software used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software used by microelectronics device manufacturers and, therefore, have one reportable segment.  The Company’s chief operating decision maker is the Chief Executive Officer.  The chief operating decision maker allocates resources and assesses performance of the business and other activities at the reportable segment level.

The following table lists the different sources of revenues:

	Year Ended December 31,
	2017		2016		2015
Systems and Software:
Process control	$177,177	70%	$146,652	63%	$144,858	66%
Lithography	14,234	5%	18,949	8%	14,519	6%
Software	25,473	10%	29,795	13%	27,291	12%
Parts	27,143	11%	25,343	11%	24,072	11%
Services	11,071	4%	12,041	5%	10,950	5%
Total revenues	$255,098	100%	$232,780	100%	$221,690	100%

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company’s significant operations outside the United States include sales, service and application offices in Europe and Asia. For geographical reporting, revenues are attributed to the geographic location in which the product is shipped. Revenues by geographic region are as follows:

	Year Ended December 31,
	2017	2016	2015
Revenues from third parties:
United States	$36,104	$30,876	$46,778
Taiwan	63,079	68,211	55,548
South Korea	44,180	15,556	14,221
Singapore	12,775	35,517	27,310
Austria	2,601	2,049	3,557
Japan	18,943	11,875	13,216
Germany	15,580	9,759	29,378
China	35,925	33,720	17,152
Other Europe	21,167	18,720	11,403
Other Asia	4,744	6,497	3,127
Total revenues	$255,098	$232,780	$221,690

No individual end user customer accounted for more than 10% of the Company’s revenues in 2017, 2016 and 2015.  The Company does not have purchase contracts with any of its customers that obligate them to continue to purchase its products.

At December 31, 2017, no individual customer accounted for more than 10% of net accounts receivable.  At December 31, 2016, one customer, Taiwan Semiconductor Manufacturing Co. Ltd., accounted for more than 10% of net accounts receivable.

Substantially all of the Company’s long-lived assets are located within the United States of America.

14.	Earnings Per Share:

Basic earnings per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner and also gives effect to all dilutive common stock equivalent shares outstanding during the period.   Potential common shares that would have the effect of increasing diluted earnings per share are considered to be antidilutive.  In accordance with U.S. GAAP, these shares were not included in calculating diluted earnings per share.

For the year ended December 31, 2017, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 0 and 8, respectively.  For the year ended December 31, 2016, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 39 and 0, respectively.  For the year ended December 31, 2015, the weighted average number of stock options and restricted stock units excluded from the computation of diluted earnings per share were 15 and 190, respectively.

For the years ended December 31, 2017, 2016 and 2015, diluted earnings per share-weighted average shares outstanding included the effect resulting from assumed conversion of the Notes and warrants.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The computations of basic and diluted income per share for the years ended December 31, 2017, 2016, and 2015 are as follows:

	December 31,
	2017	2016	2015
Numerator:
Net income	$32,909	$36,952	$17,956
Denominator:
Basic earnings per share - weighted average shares outstanding	31,491	31,128	31,408
Effect of potential diluted securities:
Employee stock options and restricted stock units - dilutive shares	670	467	692
Convertible senior notes - dilutive shares	—	103	66
Warrants - dilutive shares	1	92	—
Diluted earnings per share - weighted average shares outstanding	32,162	31,790	32,166
Earnings per share:
Basic	$1.05	$1.19	$0.57
Diluted	$1.02	$1.16	$0.56

15.	Shares Repurchase Authorization:

In January 2015, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date. The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time.  At December 31, 2017, there were 711 shares available for future stock repurchases under this repurchase authorization.  Shares of common stock purchased under the share repurchase authorization are retired.

The following table summarizes the Company’s stock repurchases for December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Shares of common stock repurchased	—	615	1,674
Cost of stock repurchased	$-	$8,044	$20,668
Average price paid per share	$-	$13.07	$12.35

16.	Quarterly Consolidated Financial Data (unaudited):

The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2017 and December 31, 2016. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

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

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total
Revenues	$60,679	$67,418	$66,920	$60,081	$255,098
Gross profit	31,868	35,456	35,145	32,126	134,595
Income before income taxes	9,607	12,752	25,663	11,780	59,802
Net income (loss)	7,151	9,193	17,369	(804)	32,909
Income (loss) per share:
Basic	$0.23	$0.29	$0.55	$(0.03)	$1.05
Diluted	$0.22	$0.29	$0.54	$(0.03)	$1.02
Weighted average number of shares outstanding:
Basic	31,290	31,501	31,571	31,597	31,491
Diluted	32,058	32,146	32,170	31,597	32,162

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	Total
Revenues	$54,362	$62,701	$61,641	$54,076	$232,780
Gross profit	29,045	34,193	32,449	27,864	123,551
Income before income taxes	19,561	10,593	12,970	6,744	49,868
Net income	13,939	7,601	9,286	6,126	36,952
Income per share:
Basic	$0.45	$0.25	$0.30	$0.20	$1.19
Diluted	$0.44	$0.24	$0.30	$0.19	$1.16
Weighted average number of shares outstanding:
Basic	30,957	30,779	30,988	31,085	31,128
Diluted	31,654	31,754	31,459	32,018	31,790

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2017:
Allowance for doubtful accounts	$680	$(222)	$—	$(2)	$460
Deferred tax valuation allowance	1,924	626	(103)	—	2,447
Year 2016:
Allowance for doubtful accounts	$713	$5	$—	$38	$680
Deferred tax valuation allowance	2,205	71	(352)	—	1,924
Year 2015:
Allowance for doubtful accounts	$1,279	$124	$—	$690	$713
Deferred tax valuation allowance	2,445	(128)	(112)	—	2,205

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Rudolph Technologies, Inc.

By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 15, 2018

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer	February 15, 2018
Michael P. Plisinski

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2018
Steven R. Roth

/s/ Jeffrey A. Aukerman	Director	February 15, 2018
Jeffrey A. Aukerman

/s/ Leo Berlinghieri	Director	February 15, 2018
Leo Berlinghieri

/s/ Daniel H. Berry	Director	February 15, 2018
Daniel H. Berry

/s/ Thomas G. Greig	Director	February 15, 2018
Thomas G. Greig

/s/ David B. Miller	Director	February 15, 2018
David B. Miller

/s/ John R. Whitten	Director	February 15, 2018
John R. Whitten