Form 10-Q
period 2018-09-30
RUDOLPH TECHNOLOGIES INC
filed 2018-11-02
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s Common Stock on October 15, 2018 was 31,900,604.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$124,334	$67,770
Marketable securities	70,005	109,589
Accounts receivable, less allowance of $956 and $460	68,512	65,283
Inventories, net	91,391	67,521
Income taxes receivable	3,253	7,220
Prepaid expenses and other current assets	8,976	4,699
Total current assets	366,471	322,082
Property, plant and equipment, net	16,763	17,342
Goodwill	22,495	22,495
Identifiable intangible assets, net	7,786	8,632
Other assets	16,395	15,371
Total assets	$429,910	$385,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$30,095	$26,800
Deferred revenue	7,564	6,223
Other current liabilities	7,922	9,284
Total current liabilities	45,581	42,307
Other non-current liabilities	10,173	10,461
Total liabilities	55,754	52,768
Commitments and contingencies
Stockholders’ equity:
Common stock	32	32
Additional paid-in capital	390,547	386,196
Accumulated other comprehensive loss	(1,568)	(1,205)
Accumulated deficit	(14,855)	(51,869)
Total stockholders’ equity	374,156	333,154
Total liabilities and stockholders’ equity	$429,910	$385,922

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$60,432	$66,920	$211,004	$195,017
Cost of revenue	28,978	31,775	95,393	92,548
Gross profit	31,454	35,145	115,611	102,469
Operating expenses:
Research and development	12,313	12,020	36,829	36,176
Selling, general and administrative	11,128	10,102	35,867	29,880
Amortization	384	506	1,147	1,516
Patent litigation income	—	(13,000)	—	(13,000)
Total operating expenses	23,825	9,628	73,843	54,572
Operating income	7,629	25,517	41,768	47,897
Interest income, net	(607)	(244)	(1,474)	(658)
Other expense (income), net	(132)	98	(90)	533
Income before income taxes	8,368	25,663	43,332	48,022
Provision for income taxes	1,181	8,294	6,318	14,309
Net income	$7,187	$17,369	$37,014	$33,713
Earnings per share:
Basic	$0.23	$0.55	$1.16	$1.07
Diluted	$0.22	$0.54	$1.14	$1.05
Weighted average shares outstanding:
Basic	31,901	31,571	31,807	31,455
Diluted	32,408	32,170	32,387	32,126

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$7,187	$17,369	$37,014	$33,713
Other comprehensive income:
Change in net unrealized gains (losses) on marketable securities, net of tax	(68)	(2)	62	43
Change in currency translation adjustments	(202)	91	(425)	1,344
Total comprehensive income	$6,917	$17,458	$36,651	$35,100

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$37,014	$33,713
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	1,147	1,516
Depreciation	3,634	2,925
Foreign currency exchange loss	217	533
Change in fair value of contingent consideration	603	132
Share-based compensation	4,879	4,413
Provision for doubtful accounts and inventory valuation	3,105	3,019
Patent litigation income	—	(13,000)
Changes in operating assets and liabilities	(26,160)	9,536
Net cash and cash equivalents provided by operating activities	24,439	42,787
Cash flows from investing activities:
Purchases of marketable securities	(113,353)	(103,224)
Proceeds from sales of marketable securities	152,588	99,931
Cash advanced on convertible note receivable	(1,000)	—
Purchases of property, plant and equipment	(4,127)	(7,447)
Net cash and cash equivalents provided by (used in) investing activities	34,108	(10,740)
Cash flows from financing activities:
Redemption of stock warrants	—	(1,025)
Purchase of common stock	(38)	—
Tax payments related to shares withheld for share-based compensation plans	(980)	(1,331)
Payment of contingent consideration for acquired business	(1,057)	(358)
Issuance of shares through share-based compensation plans	490	289
Net cash and cash equivalents used in financing activities	(1,585)	(2,425)
Effect of exchange rate changes on cash and cash equivalents	(398)	545
Net increase in cash and cash equivalents	56,564	30,167
Cash and cash equivalents at beginning of period	67,770	37,859
Cash and cash equivalents at end of period	$124,334	$68,026

Supplemental disclosure of cash flow information:
Income taxes paid	$2,389	$6,917

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 16, 2018.  The accompanying Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements included in the 2017 10-K.

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

Recently Issued

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the FASB’s larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU 2018-13 modifies required fair value disclosures related primarily to level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU 2018-13 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The FASB issued this update to require the recognition of lease assets and lease liabilities on the balance sheet of lessees. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” and ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” ASU No. 2016-02 and the subsequent modifications are identified as “ASC 842.” ASC 842 will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The Company intends to adopt ASC 842 using a modified retrospective transition method and will elect the package of practical expedients. The Company expects adoption to increase the assets and liabilities recorded on its consolidated balance sheet and increase the level of disclosures related to leases. In addition, the Company is in the process of identifying appropriate changes to its accounting policies, business processes, and related internal controls to support recognition and disclosure requirements under ASC 842.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Systems	$43,955	$50,831	$160,170	$145,968
Software licensing, support and maintenance	6,877	6,053	21,879	20,447
Parts	7,141	7,101	20,884	20,779
Services	2,459	2,935	8,071	7,823
Total revenue	$60,432	$66,920	$211,004	$195,017

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Point-in-time	$56,185	$198,864
Over-time	4,247	12,140
Total revenue	$60,432	$211,004

See Note 15 for additional discussion of the Company’s disaggregated revenue in detail.

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

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Consolidated Balance Sheets.  The beginning balance in deferred revenue was $7,206 as of January 1, 2018.

Changes in deferred revenue were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Balance, beginning of the period	$8,799	$7,206
Deferral of revenue	4,354	15,002
Recognition of deferred revenue	(4,449)	(13,504)
Balance, ending of the period	$8,704	$8,704

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$70,005	$—	$70,005	$—
Foreign currency forward exchange contracts	156	—	156	—
Total assets	$70,161	$—	$70,161	$—
Liabilities:
Contingent consideration - acquisitions	2,139	—	—	2,139
Total liabilities	$2,139	$—	$—	$2,139

December 31, 2017
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$109,589	$—	$109,589	$—
Foreign currency forward exchange contracts	45	—	45	—
Total assets	$109,634	$—	$109,634	$—
Liabilities:
Contingent consideration - acquisitions	$2,593	$—	$—	$2,593
Total liabilities	$2,593	$—	$—	$2,593

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

Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenue, timing of cash flows and estimates of discount rates of 9.4% and 8.6% for the nine months ended September 30, 2018 and 2017, respectively.  A significant decrease in the projected revenue or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

This table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2017	$2,593
Additions	—
Total loss included in selling, general and administrative expense	603
Payments	(1,057)
Transfers into (out of) Level 3	—
Balance at September 30, 2018	$2,139

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

The carrying amount of the convertible note receivable approximates fair value based on current interest rates for instruments with similar characteristics.

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

The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2018 and December 31, 2017 are temporary in nature.  The Company reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment.  Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

At September 30, 2018 and December 31, 2017, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2018
Municipal notes and bonds	$70,092	$—	$87	$70,005
Total marketable securities	$70,092	$—	$87	$70,005
December 31, 2017
Municipal notes and bonds	$109,750	$—	$161	$109,589
Total marketable securities	$109,750	$—	$161	$109,589

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheet classification, are as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$63,901	$63,831	$104,742	$104,605
Due after one through five years	6,191	6,174	5,008	4,984
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$70,092	$70,005	$109,750	$109,589

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at September 30, 2018 and December 31, 2017:

	Unrealized Loss Position For Less Than 12 Months		Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2018
Municipal notes and bonds	$50,097	$70	$7,172	$17
Total	$50,097	$70	$7,172	$17
December 31, 2017
Municipal notes and bonds	$98,805	$161	$—	$—
Total	$98,805	$161	$—	$—

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Convertible Note Receivable

The Company entered into a convertible loan agreement with Simax Precision Technologies Limited (“Simax”) on May 31, 2018.  Simax may borrow from the Company up to $15,000 in multiple promissory notes.  The Company expects to be a supplier of lithography modules to Simax which is focused on the manufacture, sale and service of lithography systems.

The convertible notes will bear a rate of interest of 4.25% per annum payable on a semi-annual basis.  The convertible notes provide the Company with the option to convert the outstanding indebtedness into equity.   If the Company does not elect to exercise its option to convert the notes, Simax will repay the principal amount outstanding and any outstanding interest in equal installments beginning on the fifth anniversary of the loan date and continuing on a quarterly basis over the next three years.

As of September 30, 2018, the Convertible notes receivable balance was $1,000 with accrued interest of $4.

NOTE 6. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward exchange contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2018 and December 31, 2017, these contracts included the future sale of Japanese Yen to purchase U.S. dollars.  Derivative instruments are recognized as either, “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets and are measured at fair value.  The foreign currency forward exchange contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations.  The forward exchange contracts are not designated as hedges for accounting purposes and increases in the fair value of $111 for the nine months ended September 30, 2018 and a decrease in the fair value of $251 for the nine months ended September 30, 2017, are recorded under the caption “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

The dollar equivalent of the U.S. dollar forward exchange contracts and related fair values as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Notional amount	$5,709	$8,417
Fair value of asset	$156	$45

NOTE 7. Purchased Intangible Assets

Purchased intangible assets as of September 30, 2018 and December 31, 2017 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2018
Finite-lived intangibles:
Developed technology	$66,127	$59,396	$6,731
Customer and distributor relationships	9,561	9,016	545
Trade names	4,361	3,851	510
Total identifiable intangible assets	$80,049	$72,263	$7,786
December 31, 2017
Finite-lived intangibles:
Developed technology	$65,827	$58,522	$7,305
Customer and distributor relationships	9,560	8,818	742
Trade names	4,361	3,776	585
Total identifiable intangible assets	$79,748	$71,116	$8,632

Intangible asset amortization expenses for the three and nine months ended September 30, 2018 were $384 and $1,147, respectively.  For the three and nine month periods ended September 30, 2017, intangible assets amortization expenses were $506 and $1,516, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses for the remainder of 2018 are $386, and for each of the next five years estimated amortization expenses are $1,544 for 2019, $1,341 for 2020, $594 for 2021, $527 for 2022, and $511 for 2023.

NOTE 8. Balance Sheet Details

Inventories

Inventories are comprised of the following:

	September 30, 2018	December 31, 2017
Materials	$55,856	$39,765
Work-in-process	24,467	20,923
Finished goods	11,068	6,833
Total inventories	$91,391	$67,521

The Company has established reserves of $12,164 and $13,035 as of September 30, 2018 and December 31, 2017, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	September 30, 2018	December 31, 2017
Land and building	$2,584	$2,584
Machinery and equipment	29,370	29,870
Furniture and fixtures	3,267	3,201
Computer equipment and software	6,749	5,444
Leasehold improvements	9,494	9,472
	51,464	50,571
Accumulated depreciation	(34,701)	(33,229)
Total property, plant and equipment, net	$16,763	$17,342

Other assets

Other assets is comprised of the following:

	September 30, 2018	December 31, 2017
Deferred income taxes	$14,896	$14,879
Convertible note receivable	$1,000	$—
Other	499	492
Total other assets	$16,395	$15,371

Other current liabilities

Other current liabilities is comprised of the following:

	September 30, 2018	December 31, 2017
Intangible asset acquisition - Stella Alliance	$250	$100
Contingent consideration - acquisitions	781	634
Customer deposits	877	5,561
Other	6,014	2,989
Total other current liabilities	$7,922	$9,284

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 30, 2018	December 31, 2017
Unrecognized tax benefits (including interest)	$4,698	$4,660
Contingent consideration - acquisitions	1,358	1,959
Deferred revenue	1,140	983
Other	2,977	2,859
Total other non-current liabilities	$10,173	$10,461

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended September 30,
	2018	2017
Balance, beginning of the period	$2,427	$1,788
Accruals	2,720	2,511
Usage	(2,589)	(2,025)
Balance, end of the period	$2,558	$2,274

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

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of September 30, 2018 was approximately $102 million with an available interest rate of 3.8%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 10. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the activity with respect to the Company’s unvested restricted stock units during the nine months ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	1,014	$14.88
Granted	274	$28.25
Vested	(300)	$14.22
Forfeited	(68)	$17.50
Nonvested at September 30, 2018	920	$18.89

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

As of September 30, 2018 and December 31, 2017, there was $11,088 and $9,420 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.1 years and 2.2 years for each of the respective periods.

NOTE 11. Other Expense (Income), net

Other expense (income), net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain on casualty insurance claim	$(302)	$—	$(302)	$—
Foreign currency exchange losses (gains), net	174	98	217	533
Other	(4)	—	(5)	—
Total other expense (income), net	$(132)	$98	$(90)	$533

NOTE 12. Income Taxes

The following table provides details of income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income taxes	$8,368	$25,663	$43,332	$48,022
Provision for income taxes	$1,181	$8,294	$6,318	$14,309
Effective tax rate	14.1%	32.3%	14.6%	29.8%

The income tax provision for the three and nine months ended September 30, 2018 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The changes in the Company’s effective tax rate for the three and nine months ended September 30, 2018 as compared to the same period in 2017 are primarily due to enactment of U.S. tax reform, which provides for a change in the corporate tax rate from 35% to 21%, changes in the mix of forecasted earnings by jurisdictions and the Foreign Derived Intangible Income Deduction.

The 2017 Tax Act was enacted on December 22, 2017.  The 2017 Tax Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, provides tax benefits for export sales and creates new taxes on certain foreign sourced earnings.  The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act.  At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the 2017 Tax Act.  In all cases, the Company will continue to make and refine its calculations as additional analysis is completed.  The Company’s estimates may also be affected as it gains a more thorough understanding of the 2017 Tax Act.  These changes could be material to income tax expense.

Foreign-Derived Intangible Income:  The 2017 Tax Act provides tax incentives to U.S. companies to earn income from the sale, lease or license of goods and services abroad in the form of a deduction for foreign-derived intangible income (“FDII”).  FDII is taxed at an effective rate of 13.1% for taxable years beginning after December 31, 2017 and at an effective rate of 16.4% for taxable years beginning after December 31, 2025. The accounting for the deduction for FDII is similar to a special deduction and should be accounted for based on the guidance in ASC 740-10-25-37.  The tax benefits for special deductions ordinarily are recognized no earlier than the year in which they are deductible on a tax return.  As of September 30, 2018, the Company has made sufficient progress in its calculations to reasonably estimate the effect on its estimated annual effective tax rate.  Since a large portion of the Company’s sales are made to non-U.S. customers, this adjustment decreased its effective tax rate by 4.3%.  The Company will continue to refine its calculations, which may result in changes to this amount.

The Company does not expect other provisions of the 2017 Tax Act, including global intangible low-taxed income (“GILTI”), the new interest expense limitations and base erosion anti-abuse tax (“BEAT”) to have a material impact on the Company’s effective tax rate.

Deferred Tax Assets and Liabilities: The Company remeasured certain deferred tax assets and liabilities based on the rates to which they are expected to reverse in the future, which is anticipated to be 21%.  The Company recorded a provisional amount of $8.0 million as of December 31, 2017 related to the remeasurement of certain deferred tax balances. Due to the continued refinement of the Company’s transition tax calculation, discussed further below, and the effect it may have on the measurement of NOLs and other carryforwards, the Company will continue to analyze and refine its calculations related to the measurement of these balances.

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

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing the need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against certain of its deferred tax assets of $2,447 as of September 30, 2018 and December 31, 2017.

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

The following table sets forth the weighted average number of restricted stock units that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Restricted stock units	7	2	17	9
Total	7	2	17	9

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$7,187	$17,369	$37,014	$33,713
Denominator:
Basic earnings per share - weighted average shares outstanding	31,901	31,571	31,807	31,455
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	507	599	580	669
Warrant - dilutive shares	—	—	—	2
Diluted earnings per share - weighted average shares outstanding	32,408	32,170	32,387	32,126
Earnings per share:
Basic	$0.23	$0.55	$1.16	$1.07
Diluted	$0.22	$0.54	$1.14	$1.05

NOTE 14. Accumulated Other Comprehensive Loss

Comprehensive income includes net income, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale debt securities.  See the Condensed Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized (gains) losses on marketable securities	Accumulated other comprehensive loss (income)
Balance at December 31, 2017	$1,079	$126	$1,205
Net current period other comprehensive income	425	(62)	363
Reclassifications	—	—	—
Balance at September 30, 2018	$1,504	$64	$1,568

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
Systems and Software:
Process control	$41,164	68%	$43,821	65%	$145,458	69%	$135,408	70%
Lithography	2,791	5%	7,010	11%	14,712	7%	10,560	5%
Software licensing, support and maintenance	6,877	11%	6,053	9%	21,879	10%	20,447	10%
Parts	7,141	12%	7,101	11%	20,884	10%	20,779	11%
Services	2,459	4%	2,935	4%	8,071	4%	7,823	4%
Total revenue	$60,432	100%	$66,920	100%	$211,004	100%	$195,017	100%

For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue from third parties:
United States	$11,476	$7,666	$29,344	$25,856
Taiwan	10,233	17,300	35,643	49,960
Japan	4,134	6,268	14,082	12,944
China	11,547	4,151	52,866	24,156
South Korea	10,977	10,852	44,581	36,099
Singapore	4,644	4,664	11,985	9,875
Other Asia	1,102	1,690	3,520	3,249
Germany	3,527	4,488	8,668	12,357
Other Europe	2,792	9,841	10,315	20,521
Total revenue	$60,432	$66,920	$211,004	$195,017

The following customer accounted for more than 10% of total revenue for the indicated periods:

	Nine Months Ended September 30,
	2018	2017
Customer A	10.5%	8.2%

NOTE 16. Share Repurchase Authorization

In January 2015, the Board of Directors authorized the Company to repurchase up to 3,000 shares of the Company’s common stock with no established end date.  The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time.  During the three and nine months ended September 30, 2018, the Company repurchased 2 shares of common stock pursuant to the share repurchase authorization.  At September 30, 2018, there were 709 shares available for future stock repurchases under this share repurchase authorization.  Shares of common stock purchased under the share repurchase authorization are retired.

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

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions; seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers; the global economic and political climates; difficulties or delays in product functionality or performance; the delivery performance of sole source vendors; the timing of future product releases; failure to respond adequately to either changes in technology or customer preferences; changes in pricing by us or our competitors; our ability to manage growth; changes in management; risk of nonpayment of accounts receivable; changes in budgeted costs; our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; our ability to successfully integrate acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions; the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions and the “Risk Factors” set forth in Item 1A in our 2017 10-K and any subsequently filed Quarterly Reports on Form 10-Q.  The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions, as well as other economic drivers such as sales of personal computers, tablets, cell phones, wearable devices, other personal electronic devices and automotive sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project an increase in capital equipment spending of approximately 7% for 2018.  Our revenue and profitability tend to follow the trends of certain segments within the semiconductor market.

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  For the nine months ended September 30, 2018 and for the years ended December 31, 2017, 2016 and 2015, aggregate sales to customers that individually represented at least five percent of our revenue accounted for 21.7%, 27.2%, 34.5%, and 23.3% of our revenue, respectively.

We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time.  A delay in purchase or a cancellation by any of our large customers could cause quarterly revenue to vary significantly.  In addition, during any given quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems, with one customer accounting for 10% or more of our revenue.  One customer accounted for 10.5% of our revenue for the nine months ended September 30, 2018.  The following table lists the average selling price for our systems:

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2018 and 2017

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $60.4 million decreased 9.7% for the three months ended September 30, 2018 as compared to the same period in 2017, in which revenue totaled $66.9 million.  For the nine month period ended September 30, 2018 and 2017, our revenue totaled $211.0 million and $195.0 million, respectively, representing a year-over-year increase of 8.2%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
Systems and Software:
Process control	$41,164	68%	$43,821	65%	$145,458	69%	$135,408	70%
Lithography	2,791	5%	7,010	11%	14,712	7%	10,560	5%
Software licensing, support and maintenance	6,877	11%	6,053	9%	21,879	10%	20,447	10%
Parts	7,141	12%	7,101	11%	20,884	10%	20,779	11%
Services	2,459	4%	2,935	4%	8,071	4%	7,823	4%
Total revenue	$60,432	100%	$66,920	100%	$211,004	100%	$195,017	100%

Total systems and software revenue increased $15.6 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.  Process control system revenue increased $10.1 million for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to higher metrology system sales in the 2018 period.  Lithography system revenue increased $4.2 million for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to the shipment of a JetStep G system during the first half of 2018.  Software revenue increased $1.4 million for the nine months ended September 30, 2018, as compared to the same period in 2017.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 74% of total revenue for the nine months ended September 30, 2018, as compared to 70% of total revenue for the nine months ended September 30, 2017.  The year-over-year increase in total parts and services revenue for the nine months ended September 30, 2018 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems.  Parts and services revenue are generated from parts sales, maintenance service contracts, system upgrades, as well as from time and material billable service calls.

For the three months ended September 30, 2018, total systems and software revenue decreased $6.1 million, as compared to the same period in the prior year.  Lithography systems revenue decreased $4.2 million for the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to less JetStep units sold.  There was also a decrease of $2.7 million in process control system revenue for the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to fewer inspection and metrology units sold.  The decrease in total systems and software revenue was partially offset by an increase of $0.9 million in software revenue for the three months ended September 30, 2018, as compared to the same period in 2017. Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 72% of total revenue for the three months ended September 30, 2018, as compared to 75% of total revenue for the three months ended September 30, 2017.

Deferred revenue of $7.6 million was recorded in the Condensed Consolidated Balance Sheet under the caption “Deferred revenue” and $1.1 million was recorded under the caption “Other non-current liabilities” at September 30, 2018.  Deferred revenue primarily consisted of $6.3 million for deferred maintenance agreements and $2.4 million for outstanding deliverables.

Gross Profit.  Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $31.5 million and $115.6 million for the three and nine months ended September 30, 2018, respectively, as compared to $35.1 million and $102.5 million for the same periods in 2017.  Our gross profit represented 52.0% and 54.8% of our revenue for the three and nine months ended September 30, 2018, respectively.  For both the three and nine months ended September 30, 2017, gross profit represented 52.5% of our revenue.  The increase in gross profit as a percentage of revenue for the nine months ended September 30, 2018, as compared to the same period in 2017, is primarily due to system and software product mix and the sale of a lithography system that had been previously written down in purchase accounting.  We expect our gross profit to be in the range of 52.0% to 53.0% for the quarter ending December 31, 2018.

Operating Expenses.  Major components of operating expenses include research and development, as well as selling, general and administrative expenses.

Research and Development.  Our research and development expenses were $12.3 million and $36.8 million for the three and nine months ended September 30, 2018, respectively, as compared to $12.0 million and $36.2 million for the same periods in 2017.  Research and development expenses represented 20.4% and 17.5% of our revenue for the three and nine months ended September 30, 2018, respectively, as compared to 18.0% and 18.6% of revenue for the prior year periods.  Research and development expenses increased for the year-over-year periods due to increases in compensation and project costs, which were partially offset by a decrease in litigation expenses.

Selling, General and Administrative.  Our selling, general and administrative expenses were $11.1 million and $35.9 million for the three and nine months ended September 30, 2018, respectively, as compared to $10.1 million and $29.9 million for the same periods in 2017.  Selling, general and administrative expenses represented 18.4% and 17.0% of our revenue for the three and nine months ended September 30, 2018, respectively, as compared to 15.1% and 15.3% of our revenue for the same periods in 2017.  The year-over-year dollar increase for the nine months ended September 30, 2018 in selling, general and administrative expenses was primarily due to an increase in compensation costs, an increase in sales commissions and a loss recorded for the possible misappropriation of payroll taxes by a third party accountant.

Income Taxes. We recorded an income tax provision of $1.2 million and $6.3 million for the three and nine months ended September 30, 2018, respectively.  Our effective tax rate of 14.6% differs from the statutory rate of 21% for the nine months ended September 30, 2018 primarily due to the enactment of the 2017 Tax Act, which provides for a projected foreign derived intangible income deduction and a federal research and development credit.  For the three and nine months ended September 30, 2017, we recorded an income tax provision of $8.3 million and $14.3 million, respectively.

Among other things, the 2017 Tax Act lowered the U.S. federal corporate income tax rate from 35% to 21% and implemented a territorial tax system.  The lower U.S. corporate income tax rate is effective January 1, 2018; however the U.S. deferred tax assets and liabilities were re-measured in 2017 when the 2017 Tax Act was enacted.  Also in 2017, as part of the transition to the new territorial tax system, the 2017 Tax Act imposed a one-time tax on deemed repatriation of foreign subsidiaries’ earnings.  At September 30, 2018, we have not completed our accounting for the tax effects of enactment of the 2017 Tax Act; however, we have made reasonable estimates of the effects.  The total provisional impact of the 2017 Tax Act as summarized below, which is included as a component of the provision from income taxes, is further described in Note 12 in the accompanying Notes to the Condensed Consolidated Financial Statements (dollars in thousands).

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017
Re-measurement of U.S. deferred tax assets and liabilities	$—	$8,020
Transition tax on non-U.S. subsidiaries’ earnings	—	1,450
Foreign tax credits applied against transition tax	—	(1,556)
Valuation allowance for unused foreign tax credits	—	1,542
Foreign Derived Intangible Income	(2,293)	—
Global Intangible Low-Taxed Income (net of Foreign Tax Credit)	126	—
Interest Expense Deduction Limitation	—	—
Base Erosion Anti-Abuse Tax	—	—
Total impact of the 2017 Tax Act on the provision for income taxes	$(2,167)	$9,456

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

Liquidity and Capital Resources

At September 30, 2018, we had $194.3 million of cash, cash equivalents and marketable securities and $320.9 million in working capital.  At December 31, 2017, we had $177.4 million of cash, cash equivalents and marketable securities and $279.8 million in working capital.

Operating activities provided $24.4 million in net cash and cash equivalents for the nine months ended September 30, 2018.  The net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2018 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $50.6 million and offset by a decrease in cash used in operating assets and liabilities of $26.2 million.  This decrease was primarily attributed to an increase in inventories.  Operating activities provided $42.8 million in net cash and cash equivalents for the nine months ended September 30, 2017.  The net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2017 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $33.3 million and an increase in cash provided from operating assets and liabilities of $9.5 million.

Net cash and cash equivalents of $34.1 million provided by investing activities during the nine months ended September 30, 2018 resulted from proceeds from sales of marketable securities of $152.6 million, offset by the purchase of marketable securities of $113.4 million, capital expenditures of $4.1 million, and cash advanced on a convertible note receivable of $1.0 million.  Net cash and cash equivalents used in investing activities of $10.7 million during the nine months ended September 30, 2017 resulted from the purchase of marketable securities of $103.2 million and capital expenditures of $7.4 million, partially offset by proceeds from sales of marketable securities of $99.9 million.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2018 of $1.6 million was due primarily to the payment of contingent consideration for acquired business of $1.1 million, and tax payments related to shares withheld for share-based compensation plans of $1.0 million, offset by proceeds from sales of shares through share-based compensation plans of $0.5 million.  For the nine months ended September 30, 2017, financing activities used $2.4 million, which resulted primarily from tax payments related to share withheld for share-based compensation plans of $1.3 million, the redemption of stock warrants of $1.0 million and payment of contingent consideration for acquired business of $0.4 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.3 million.

From time to time, we evaluate whether to invest in or acquire new or complementary businesses, products and/or technologies.  We may fund all of a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

We entered into a convertible loan agreement with Simax Precision Technologies Limited (“Simax”) on May 31, 2018.  Simax may borrow up to $15 million in multiple promissory notes from us.  We expect to be a supplier of lithography modules to Simax which is focused on the manufacture, sale and service of lithography systems.  As of the date of this report, Simax has borrowed $1 million and we anticipate that they will borrow an additional $4 million during the three months ended December 31, 2018 under the convertible loan agreement. See Note 5 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for further information.

In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date.  The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time.  During the nine months ended September 30, 2018, the Company repurchased 1.6 thousand shares of common stock pursuant to the shares repurchase authorization.  At September 30, 2018, there were 0.7 million shares available for future stock repurchases under this share repurchase authorization.  Shares of common stock purchased under the share repurchase authorization are retired.  For further information, see Note 16 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of September 30, 2018, the available line of credit was approximately $102 million with an available interest rate of 3.8%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.  To date, we have not utilized this line of credit.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale debt securities.  Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds.  We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale debt securities.  It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected.  Based on a sensitivity analysis performed on our marketable securities held as of September 30, 2018, an immediate adverse change of 10% in interest rates (e.g., a change from 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software sales are denominated in U.S. dollars with the exception of Japan.  As a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all of our sales in Japan are denominated in Japanese yen.  From time to time, we may enter into forward exchange contracts to economically hedge a portion, but not all, of the existing and anticipated foreign currency denominated transactions expected to occur within 12 months.  The change in fair value of the forward exchange contracts is recognized under the caption “Other (income) expense” in the Condensed Consolidated Statements of Operations for each reporting period. As of September 30, 2018, we had nineteen forward exchange contracts outstanding with a total notional contract value of $5.7 million.  We do not use derivative financial instruments for trading or speculative purposes.

We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China.  Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of September 30, 2018 was approximately $26.0 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $1.8 million in foreign currency exchange losses / (gains) which would be recorded as non-operating expense in other expense (income) in our Condensed Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

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

Conclusions

As of September 30, 2018, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015, our Board of Directors authorized the Company to repurchase up to 3.0 million shares of our common stock with no established end date.  The authorization allows for repurchases to be made in the open market or through negotiated transactions from time to time.  During the nine months ended September 30, 2018, the Company repurchased 1.6 thousand shares of common stock pursuant to the share repurchase authorization.  At September 30, 2018, there were 0.7 million shares available for future stock repurchases under this share repurchase authorization.  Shares of common stock purchased under the share repurchase authorization are retired.  For further information, see Note 16 in the accompanying Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold shares of common stock associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock units awarded under our equity incentive program.  During the three and nine months ended September 30, 2018, we withheld 0.1 thousand and 36 thousand shares, respectively, through net share settlements.  For the three and nine months ended September 30, 2018 net share settlements costs were $3 thousand and $980 thousand, respectively.  Please refer to Note 10 in the accompanying Notes to the Condensed Consolidated Financial Statements for additional information regarding our share-based compensation plans.

The following table provides details of the shares of common stock purchased and withheld during the three months ended September 30, 2018 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of shares purchased as part of repurchase program	Max No of shares that may yet be purchased under the plan
July 1, 2018 - July 31, 2018	—	$—	—	711
August 1, 2018 - August 31, 2018	—	—	—	711
September 1, 2018 - September 30, 2018	1.7	24.03	2	709
Three months ended September 30, 2018	1.7	$24.03	2	709

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

Rudolph Technologies, Inc.

Date:	November 1, 2018	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	November 1, 2018	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer