Form 10-K
period 2018-12-31
RUDOLPH TECHNOLOGIES INC
filed 2019-02-15
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock price on June 30, 2018 of $29.60 was approximately $926,907,335.

The registrant had 30,907,380 shares of Common Stock outstanding as of January 23, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporate by reference information from the definitive proxy statement for the registrant’s annual meeting of stockholders scheduled to be held on May 15, 2019.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K of Rudolph Technologies, Inc. (the “Company” or “Rudolph”) are forward-looking statements, including those concerning our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position, our expectations of the semiconductor market outlook, future revenue, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate, our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.

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

General

Rudolph Technologies, Inc. is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro defect inspections and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. Rudolph’s proprietary products offer comprehensive solutions for all phases/segments of the semiconductor fabrication process. Our products that provide critical yield-enhancing information, which is used by microelectronic device manufacturers to drive down costs and to decrease the time to market of their devices. We provide process and yield management solutions used in bare silicon wafer production and wafer processing facilities, often referred to as “front-end” manufacturing and device packaging and test facilities, (or “back-end” manufacturing), respectively through a portfolio of standalone systems for macro-defect inspection, packaging lithography, probe card test and analysis, as well as transparent and opaque thin film measurements. All Rudolph systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, factory-wide, and enterprise-wide suites to enhance productivity and achieve significant cost savings. Rudolph’s systems are backed by worldwide customer service and applications support.

Rudolph continues to drive the technological innovation of its inspection and metrology products to deliver solutions that address the demanding needs across the front-end and back-end processes of semiconductor manufacturing. In 2018, Rudolph introduced two newly configured macro defect inspection tools, the second generation Dragonfly™G2 system and the NovusEdge™ tool for bare wafer inspection. The Dragonfly G2 systems use high-resolution, two-dimensional (2D) inspection technology for front-end and back-end applications as well as high-resolution three-dimensional (3D) inspection and metrology. Rudolph’s Clearfind™ technology is a patented option available for enhancing the detection of defects that often escape conventional illumination techniques by revealing organic materials, thereby reducing a source of yield-robbing interconnect failures that can occur within advanced packages.  The Dragonfly G2 system is a high-speed multi-dimensional tool that also features TrueBump™ technology to accurately measure the height of millions of micro bumps that may be deposited on a wafer in order to make electrical connections. This critical dimension must be accurately controlled to assure that eventual connections are reliably created. The new NovusEdge system provides macro level quality measurements for manufacturers of bare silicon wafers that are supplied to semiconductor manufacturers for subsequent processing. Certain defects, such as backside particles and hairline cracks on the edge of the wafer, were previously considered minor flaws.  However, the latest extreme ultra-violet (“EUV”) lithography systems are extremely sensitive to backside particles and manufacturing of large integrated circuit chips can have significant yield losses when edge cracks propagate into the chips near the wafer’s edge. The NovusEdge system is able to detect and classify wafers so that the wafer suppliers can assure their customers of the proper quality levels needed for subsequent processing and chip type.

These newly released products supplement Rudolph’s established product portfolio of extensive 2D and 3D process control solutions for a variety of device types of advanced packaging, such as second generation high bandwidth memory (“HBM2”) devices, double data rate Dynamic Random Access Memory (“DRAM”) (DDR4 and DDR5), 3D Not And (“NAND”) memory, advanced packaging for radio frequency (“RF”) modules, Complimentary Metaloxide Semiconductor (“CMOS”) image sensors, Microelectromechanical Systems (“MEMs”), etc. that are used in smartphones, wearable devices, tablets and personal computers, automotive, Internet of Things (“IoT”) and others. The need for more process monitoring and control continues to increase for semiconductor and related industries as the required levels of quality and reliability continue to rise. Predictive analytics can lower maintenance costs, rate of scrap wafers, unscheduled tool downtime and material costs. Rudolph’s established fault detection and classification software, which is also incorporated into tools manufactured by others companies, allows customers to seamlessly turn equipment data into actionable operational information. This collaboration is designed to enhance etch and deposition tool performance.

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

Fan-out wafer level packages are another advanced packaging technology using copper pillars/bumps to vertically connect a wide variety of stacked die for 2.5D, and 3D integration techniques and are considered the next disruptive technology for several reasons. First, fan-out wafer level packages significantly reduce the space needed inside an electronic device, such as a smartphone, by combining multiple chips/functions into a single package, often called a system in a package (“SIP”). Next, it improves the system’s performance by reducing power and signal conductor lengths, which previously were routed from package to package through a printed circuit (“PC”) board. Using thin redistribution layers to “fan out” power and signal connections to the larger contacts on the PC board eliminates the need for a ceramic or laminated substrate, which accounts for 35 percent of the packaging cost. Lastly, the technology is currently considered the preferred vehicle for next generation uses, such as system in package, and package on package formats.  As a result of the small overall form factor, fan-out wafer level packages provide the functionality needed in high-end mobile and wearable products.

The current and projected adoption of smart mobile devices with designed-in capability to enable multiple functions in a single device continues to grow. In reality, there are no longer single function devices, but instead, a combined single device provides multiple functions such as phone, GPS, camera, and internet browser.  Aided by a myriad of available “apps,” the potential uses seem endless. As a result, these added functions in mobile products are driving semiconductor advanced packaging and display manufacturers to implement next-generation technologies, such as 5G communications, to meet these requirements. These technology shifts encompass multiple high-value process steps that are creating opportunities for Rudolph solutions.

Panel Manufacturing. The current process to manufacture advanced packaging involves attaching known good die to a 300mm wafer, used as a temporary carrier when adding components such as redistribution layers (“RDLs”) and copper pillars.  SIP packages can often contain side-by-side die, meaning the package can be large and limit the number of packages being placed on a reconstituted wafer. In order to meet the growing demand at reduced average selling prices, manufacturers are looking to scalable technology. Advanced packaging facilities looking to improve Cost of Ownership (“COOs”) and increase productivity are transitioning from 300mm wafers to large rectangular panels, which can be as large as 600mm x 600mm. This larger size enables companies manufacturing large area packages to increase the number of devices being processed at each step as they are no longer limited to operating within the constraints of a round wafer. By responding to market opportunities and addressing the stringent demands of customers’ technical roadmaps, we believe that Rudolph is optimally positioned to capitalize on the emerging market of high volume panel manufacturing.  For example, the JetStep® S lithography system, having emerged from the flat panel display market, is readily capable of processing RDLs on both glass and organic laminate panels in the semiconductor advanced packaging market. The Firefly™S Series, designed for high resolution inspection, can provide location information to the JetStep S tool for each die, which greatly improves lithography throughput using Rudolph’s exclusive StepFast™ process. It also delivers a combination of defect detection and substrate flexibility in a single platform. It reduces capital investment requirements and provides a reliable pathway to transition from wafer to panel-based processes.

Technology

We believe that our expertise in engineering and our continued investment in research and development enable us to rapidly develop new technologies and products in order to quickly respond to emerging industry trends and competitive challenges. The breadth of our technology enables us to offer a diverse combination of process and process control solutions. Unique features have been designed into our lithography systems to meet our customers’ changing process requirements. Our metrology and inspection technologies provide process control for the majority of wafers processed today in a semiconductor wafer fab. In front-end processes, thin film metrology and defect detection and classification technologies allow yield enhancement for critical processes such as photolithography, diffusion, etch, CMP and outgoing quality control. Within the final manufacturing (back-end) processes, our 2D/3D advanced macro defect inspection provides our customers with critical quality assurance and process information. Defects may be created during probing, bumping, dicing, assembly processes (RDLs, TSVs, copper pillars, etc.) or general handling and can have a major impact on device and process quality. Lastly, we turn all of the data gathered into useful knowledge for our customers to make yield-enhancing decisions, which lower their cost of goods sold (“COGS”) and improve their margins.

Process Control Business

Macro Defect Inspection. Chip manufacturers deploy advanced macro defect inspection throughout the production line to monitor key process steps, gather process-enhancing information and ultimately, lower manufacturing costs. Field-established tools such as the F30™ and NSX® inspection systems are found in the wafer fab (front-end) and packaging (back-end) facilities around the world. These high-speed tools incorporate features such as wafer-less recipe creation, tool-to-tool correlation and multiple inspection resolutions. In addition to wafer frontside inspection, Rudolph’s NovusEdge system allows wafer edge and backside inspection in one integrated platform to enhance productivity and continuously improve fab yield. Using Discover® yield management software, the vast amounts of data gathered through automated inspection can be analyzed and classified to determine trends and locate root causes that directly affect yield.

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

Residue Detection. Residue is difficult or impossible to see with conventional bright field or dark field imaging techniques using white light. Residue contaminants, such as residual photo resist, are often the root cause of field failures, which occur after the material has been exposed to normal operating conditions for extended periods. Rudolph’s established Clearfind™ technology highlights residue on bumps and bond pads or RDL vias so that they are easy to detect. On metals, it eliminates the high-contrast graininess seen under conventional illumination, resulting in an obvious defect signal against a featureless background. This same graininess in conventional imaging can also cause false positives, which are especially costly at this stage of the process where secondary inspections must be initiated to verify real defects and allow the false defects to continue through packaging. Finally, Clearfind technology readily detects shorts and opens in metal lines when inspected with an underlying organic layer.

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

Optical Acoustic Metrology. Optical acoustic metrology involves the use of ultra-fast laser induced sonar for metal and opaque thin film measurement. This technology sends ultrasonic waves into multi-layer opaque films and then analyzes the resulting reflected acoustic waves (echoes) to simultaneously determine the thickness of each individual layer in complex multi-layer metal film stacks. The reflected signal’s amplitude and phase can be used to detect film properties, missing layers and interlayer problems. Since different phenomena affect amplitude and phase uniquely, a variety of process critical interlayer problems can be detected in a single measurement. The use of optical acoustics to measure multi-layer metal and opaque films was pioneered by scientists at Brown University (“Brown”) in collaboration with engineers at Rudolph. The proprietary optical acoustic technology in our PULSE Technology™ systems measures the thickness of single or multi-layer opaque films, with a huge range of less than 40 Angstroms to greater than five microns. It provides these measurements at a rate of up to 70 wafers per hour within one to two percent accuracy and typically greater than 99 percent repeatability. This range of thicknesses covers the majority of thick and thin metal films projected by the International Roadmap for Semiconductors. Our non-contact, non-destructive optical acoustic technology and small spot size enable our PULSE Technology systems to measure film properties directly on product wafers.

Opaque Film Metrology. The MetaPULSE® systems allow customers to simultaneously measure the thickness and other properties of up to six metal or non-metallic opaque film layers without physically contacting product wafers in a non-destructive manner. PULSE Technology uses an ultra-fast laser to generate acoustic waves that pass down through a stack of opaque films such as those used in copper or aluminum interconnect processes, as well as the hard mask layer in 3D NAND chips, sending back to the surface a reflected signal (echo) that indicates film thickness, density, and other process critical parameters. We believe we are a leader in providing systems that can measure opaque thin-film stacks non-destructively with the speed and accuracy semiconductor device manufacturers demand in order to achieve high yields with the latest fabrication processes. The technology is ideal for characterizing copper interconnect structures. The MetaPULSE systems, used initially for fast and accurate measurements of metal interconnect in front-end wafer fabs, have now been chosen by back-end manufacturers to perform system measurements in new process applications such as RF filters and modules, driven by the need for on-product metrology as feature sizes decrease and pattern densities increase.

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

Transparent Film Metrology. Rudolph’s patented transparent film technology uses up to four lasers operating simultaneously at multiple angles and multiple wavelengths, providing powerful analysis and measurement capabilities. Unlike the white-light sources used in spectroscopic ellipsometers, laser light sources make our metrology tools inherently stable, increase measurement speed and accuracy, and reduce maintenance costs by minimizing the time required to re-qualify a light source when it is replaced. Rudolph’s S3000SX™ System is targeted for transparent films in advanced semiconductor fabrication applications at the 28nm node and below. The S3000™ product family uses Rudolph’s proprietary Focused Beam Ellipsometry (“FBE”) and newly-designed Small Site Measurement Optics (“SSMO”) to measure the thickness of single layer and multi-layer films on product wafers, including device area at site sizes as small as 30x30 nanometers.

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

Flat Panel Display (“FPD”) Lithography. A critical aspect of any leading mobile device is the display. The display serves as the window to the user. Therefore, it must effectively present graphics from a variety of apps, such as detailed maps, high resolution photos, and streaming video in order to provide an enhanced user experience. To accomplish this, the display’s thin film transistor (“TFT”) backplane, which controls the individual pixels, must operate at a high frequency and not limit the pixel resolution.  As a result, the transistors must have high mobility and only use a small portion of the pixel aperture. The backplane is manufactured on a sheet of glass; like the packaging substrate, it is non-flat and tends to distort further during processing. Additionally, the displays are getting larger. Manufacturers are looking to utilize larger glass substrates, making throughput a challenge for the lithography equipment.  To overcome this, Rudolph’s JetStep G Series uses high-fidelity optics and the largest printable stepper field available, enabling more displays per exposure. This feature, combined with on-the-fly auto-focus and magnification compensation, maximizes throughput and yield.  Finally, our patented grid stage allows the system to be easily configurable to meet the customer desired substrate size.

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

		PROCESS CONTROL SYSTEMS
				Location of Process
	First
Product	Introduced	Functionality		Front-end	Back-end
Dragonfly™G2 Inspection System	2018	—	2D/3D Advanced Packaging inspection and metrology	X	X
NovusEdge™ Wafer Inspection System	2018	—	Bare wafer edge and backside inspection	X
Dragonfly™ Inspection System	2016	—	2D/3D inspection and metrology	X	X
Firefly™ Inspection Series	2016	—	Sub-micron defect and residue inspection	X	X
AWX™ Series	2011	—	Unpatterned wafer inspection and process monitoring system	X	X
F30™ Inspection Module	2011	—	Front-side macro defect inspection system	X
Explorer® Inspection Platform	2009	—	Handling platform that supports a family of multi surface inspection tools, using one or more inspection modules	X
B30™ Inspection Module	2003	—	Defect inspection module for the wafer’s backside	X	X
E30™ Inspection Module	2003	—	Defect inspection module for the wafer’s edge	X	X
PrecisionWoRx® System	2008	—	Probe card test and analysis system		X
S3000™ System	2006	—	Transparent thin film metrology system	X
MetaPULSE® System	1997	—	Opaque (metal) thin film metrology system	X	X
NSX® Inspection System	1997	—	2D/3D wafer, die and bump inspection system		X

		LITHOGRAPHY SYSTEMS
				Location of Process
	First
Product	Introduced		Functionality	Front-end	Back-end
JetStep® S Lithography System	2013	—	2x reduction step and repeat system for advanced packaging lithography on square or rectangular substrates up to Gen 3.5 size		X
JetStep® W Lithography System	2012	—	2x reduction step and repeat system for advanced packaging applications on wafers or round substrates		X
JetStep® G45 FPD Lithography System	2007	—	Step and repeat lithography printer for Gen 4.5 substrates	X
JetStep® G35 FPD Lithography System	2006	—	Step and repeat lithography printer for Gen 3.5 substrates	X

		INTEGRATED SOFTWARE SOLUTIONS SOFTWARE
				Location of Process
	First
Product	Introduced	Functionality		Front-end	Back-end
Equipment Sentinel™ Software	2015	—	Fault detection and classification software	X	X
Discover® Software	2007	—	Tool-centric yield management system	X	X
TrueADC® Enterprise Software	2007	—	Automatic defect classification software	X	X
Process Sentinel® Software	2006	—	Fab-wide spatial process control system	X
Yield Optimizer™ Software	2006	—	Yield enhancement model software	X
Discover® Enterprise Software	2005	—	Fabwide yield management system	X	X
GateWay™ Software	2003	—	Data collection and facilitation to FDC software	X	X

		INTEGRATED SOFTWARE SOLUTIONS SOFTWARE
				Location of Process
	First
Product	Introduced	Functionality		Front-end	Back-end
ProcessWORKS® Software	1998	—	Run-to-run process control software	X
RecipeWORKS™ Software	1998	—	Factory-level client-server based recipe management system	X	X
AutoShell® Software	1998	—	Equipment and factory automation software	X	X
Genesis® Software	1997	—	Off-line yield management system	X
ControlWORKS® Software	1994	—	Advanced equipment control software	X

Customers

Over 150 microelectronic device manufacturers have purchased Rudolph tools and software for installation at multiple sites. We support a diverse customer base in terms of both geographic location and type of device manufactured. Our customers are located in 20 countries. See Note 14 to our consolidated financial statements in this Annual Report on Form 10-K for information concerning our geographic information.

In 2018, sales to SK Hynix Inc. accounted for 12.2% of our revenue.  No individual end user customer accounted for more than 10% of our revenue in 2017 and 2016.  We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products.

Research and Development

The markets for equipment and systems for manufacturing semiconductor devices and for performing macro-defect inspection, advanced packaging lithography and thin film transparent and opaque process control metrology are characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements to existing products is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs.  As of December 31, 2018, we employed 199 engineering personnel.

Our research and development expenditures in 2018, 2017 and 2016 were $49.1 million, $47.0 million and $45.0 million, respectively. We expect to continue our strong commitment to new product development and will continue to allocate significant resources to these efforts in the future.

Sales, Customer Service and Application Support

We maintain an extensive network of direct sales, customer service and application support offices in the United States, Europe and Asia.

We provide our customers with comprehensive support before, during and after the delivery of our products. For example, in order to facilitate the smooth integration of our tools into our customers’ operations, we often assign dedicated, site-specific field service and applications engineers to provide long-term support at selected customer sites. We also provide comprehensive service and applications training for customers at our training facilities in Bloomington, Minnesota and Budd Lake, New Jersey and at customer locations. In addition, we maintain a group of highly skilled applications scientists at strategically located facilities throughout the world and at selected customer locations.  As of December 31, 2018, we employed 282 sales and marketing, service and applications support personnel.

Manufacturing

Our principal manufacturing activities include assembly, final test and calibration. These activities are conducted in our manufacturing facilities in Bloomington, Minnesota and Wilmington, Massachusetts.  Our core manufacturing competencies include electrical, optical and mechanical assembly and testing, as well as the management of new product transitions. While we use standard components and subassemblies wherever possible, most mechanical parts, metal fabrications and critical components used in our products are engineered and manufactured to our specifications. We continue to rely on subcontractors and turnkey suppliers to fabricate components, build assemblies and perform other non-core activities in a cost-effective manner.  As of December 31, 2018, we employed 94 manufacturing personnel.

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

Intellectual Property

We have a policy of seeking patents on inventions governing new products or technologies as part of our ongoing research, development, and manufacturing activities. As of December 31, 2018, we have been granted, or hold exclusive licenses to, 276 U.S. and foreign patents. The patents we own, jointly own or exclusively license have expiration dates ranging from 2019 to 2036. We also have 56 pending regular and provisional applications in the U.S. and other countries. Our patents and applications principally cover various aspects of macro-defect detection and classification, transparent thin film measurement, altered material characterization, lithography techniques and automation.

We have been granted patent licenses by organizations such as Brown and the University of Colorado.  These licenses are subject to rights retained by these organizations and, where applicable the United States government, for their own non-commercial uses. These patents relate to opto-acoustic metrology technology that underlies our opaque film products such as the MetaPULSE product family. The terms of these licenses are equal to the lives of the patents. We pay royalties to Brown and the University of Colorado based upon a percentage of our revenue from the sale of systems that incorporate the licensed technology. We continue to work with Brown and the University of Colorado on the development of advancements in relevant technical areas. We also continue to pursue intellectual property protection, including exclusive licenses to this technology. Note that third party licensees may terminate a license if we fail to pay royalties or if we materially breach our license agreements with those third parties.

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

Competition

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets that we serve. We principally compete with KLA Corporation, Camtek and Veeco Instruments.  We compete to a lesser extent with companies such as Nanometrics, Nova Measuring Instruments and Nikon.  Each of our products also competes with products that use different metrology and inspection techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do.

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

Backlog

We schedule production of our systems based upon order backlog and informal customer forecasts. We use the term “backlog” to refer to only those orders to which the customer has been assigned a purchase order number and for which delivery is anticipated within 12 months. Because shipment dates may be changed and customers may cancel or delay orders with little or no penalty, our backlog as of any particular date may not be a reliable indicator of actual sales for any succeeding period. At December 31, 2018, we had a backlog of approximately $62.7 million compared with a backlog of approximately $87.8 million at December 31, 2017.

Employees

As of December 31, 2018, we had 651 employees. Our employees are not represented by any collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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

•	seasonal variations in customer demand;
•	the timing, cancellation or delay of customer orders, shipments and acceptance;
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

Our largest customers account for a substantial portion of our revenue, and our revenue and cash flows could decline considerably if one or more of these customers were to purchase significantly fewer of our systems or delay or cancel a large order.

Sales to end user customers that individually represent at least five percent of our revenue typically account for, in the aggregate, a considerable amount of our revenue. We operate in the highly concentrated, capital-intensive semiconductor device manufacturing industry. Historically, a substantial portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and this trend is expected to continue. If any of our key customers were to purchase significantly fewer of our systems in the future, or if they delay or cancel a large order, our revenue and cash flows could meaningfully decline. We expect that we will continue to depend on a small number of large customers for a sizable portion of our revenue. In addition, as large semiconductor device manufacturers seek to establish closer relationships with their suppliers, we expect that our customer base will become even more concentrated.

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

Variations in the length of our sales cycles could cause our revenue and cash flows, and consequently, our business, financial condition, operating results and cash flows to fluctuate widely from period to period. This variation could cause our stock price to decline. Our customers generally take a long time to evaluate our inspection and/or film metrology systems and many people are involved in the evaluation process. We expend significant resources educating and providing information to our prospective customers regarding the uses and benefits of our systems in the semiconductor fabrication process. The length of time it takes for us to make a sale depends upon many factors, including, but not limited to:

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

Most of our revenue has been derived from customers outside of the United States, subjecting us to operational, financial and political risks, such as unexpected changes in regulatory requirements, tariffs, political and economic instability, outbreaks of hostilities, and difficulties in managing foreign sales representatives and foreign branch operations, as well as risks associated with foreign currency fluctuations.

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

Unexpected changes in regulatory requirements including tariffs and other market barriers. The semiconductor device industry is a high-visibility industry in many of the European and Asian countries in which we sell our products. Because the governments of these countries have provided extensive financial support to our semiconductor device manufacturing customers in these countries, we believe that our customers could be disproportionately affected by any trade embargoes, excise taxes, tariffs or other restrictions imposed by their governments on trade with United States companies such as ourselves, particularly with respect to the ongoing trade negotiations between the United States and China. If the United States and China do not reach agreement on a trade policy, tariffs imposed by China may result in lower sales to customers in China as the costs of our products become more expensive to such customers. In addition, tariffs imposed by the United States will increase the cost of raw materials that we import from China.  Any restrictions of these types could result in a reduction in our sales to customers in these countries.

Political and economic instability. We are subject to various global risks related to political and economic instabilities in countries in which we derive sales. If terrorist activities, armed conflict, civil or military unrest or political instability occurs outside of the U.S., these events may result in reduced demand for our products. There is considerable political instability in Taiwan related to its disputes with China and in South Korea related to its disputes with North Korea. In addition, several Asian countries, particularly Japan, have experienced significant economic instability. An outbreak of hostilities or other political upheaval in China, Taiwan or South Korea, or an economic downturn in Japan or other countries, would likely harm the operations of our customers in these countries. The effect of these types of events on our revenue and cash flows could be material because we derive substantial revenue from sales to semiconductor device foundries in Taiwan such as Taiwan Semiconductor Manufacturing Company Ltd., from memory chip manufacturers in South Korea such as Samsung Electronics Co., Ltd., and from semiconductor device manufacturers in Japan such as Toshiba Corporation.

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

Our systems are complex and have occasionally contained errors, defects and bugs when introduced. Defects may be created during probing, bumping, dicing or general handling, and can have a major impact on device and process quality. When this occurs, our credibility and the market acceptance and sales of our systems could be harmed. Further, if our systems contain errors, defects or bugs, computer viruses or malicious code as a result of cyber-attacks to our computer networks, we may be required to expend significant capital and resources to alleviate these problems. Defects could also lead to product liability as a result of product liability lawsuits against us or against our customers. We have agreed to indemnify our customers under certain circumstances against liability arising from defects in our systems. Our product liability insurance policy currently provides $2.0 million of aggregate coverage, with an overall umbrella limit of $20.0 million. In the event of a successful product liability claim, we could be obligated to pay damages significantly in excess of our product liability insurance limits.

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

If new products developed by us do not gain general market acceptance, we will be unable to generate revenue and recover our research and development costs.

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

We expect to spend a significant amount of time and resources developing new systems and refining our existing systems. In light of the long product development cycles inherent in our industry, these expenditures will be made well in advance of the prospect of deriving revenue from the sale of those systems. Our ability to commercially introduce and successfully market new systems are subject to a wide variety of challenges during the development cycle, including start-up bugs, design defects, and other matters that could delay introduction of these systems. In addition, since our customers are not obligated by long-term contracts to purchase our systems, our anticipated product orders may not materialize, or orders that are placed may be canceled. As a result, if we do not achieve market acceptance of new products, we may be unable to generate sufficient revenue and cash flow to recover our research and development costs and our market share, revenue, operating results or stock price would be negatively impacted.

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

In addition, our commercial success depends in part on our ability to avoid infringing or misappropriating patents or other proprietary rights owned by third parties. From time to time, we may receive communications from third parties asserting that our products or systems infringe, or may infringe, on the proprietary rights of these third parties. These claims of infringement may lead to protracted and costly litigation, which could require us to pay substantial damages or have the sale of our products or systems stopped by an injunction. Infringement claims could also cause product or system delays or require us to redesign our products or systems, and these delays could result in the loss of substantial revenue. We may also be required to obtain a license from the third party or cease activities utilizing the third party’s proprietary rights. We may not be able to enter into such a license or such a license may not be available on commercially reasonable terms. Accordingly, the loss of important intellectual property rights could hinder our ability to sell our systems or to make the sale of these systems more expensive.

Our efforts to protect our intellectual property may be less effective in certain foreign countries where intellectual property rights are not as well protected as in the United States.

The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and many U.S. companies have encountered substantial problems in protecting their proprietary rights against infringement abroad. For example, Taiwan is not a signatory of the Patent Cooperation Treaty, which is designed to specify rules and methods for defending intellectual property internationally. The publication of a patent in Taiwan prior to the filing of a patent in Taiwan would invalidate the ability of a company to obtain a patent in Taiwan. Similarly, in contrast to the United States where the contents of patents remain confidential during the patent application process, in Taiwan, the contents of a patent are published upon filing, which provides competitors an advance view of the contents of a patent application prior to the establishment of patent rights. Consequently, there is a risk that we may be unable to adequately protect our proprietary rights in certain foreign countries. If this occurs, it would be easier for our competitors to develop and sell competing products in these countries.

Some of our current and potential competitors have significantly greater resources than we do, and increased competition could impair sales of our products or cause us to reduce our prices.

The market for semiconductor capital equipment is highly competitive. We face substantial competition from established companies in each of the markets we serve. We principally compete with KLA Corporation, Camtek and Veeco Instruments. We compete to a lesser extent with companies such as Nanometrics, Nova Measuring Instruments and Nikon. Each of our products also competes with products that use different metrology, inspection or lithography techniques. Some of our competitors have greater financial, engineering, manufacturing and marketing resources, broader product offerings and service capabilities and larger installed customer bases than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies or market developments by devoting greater resources to the development, promotion and sale of products, which, in turn, could impair sales of our products. Further, there may be significant merger and acquisition activity among our competitors and potential competitors, which, in turn, may provide them with a competitive advantage over us by enabling them to rapidly expand their product offerings and service capabilities to meet a broader range of customer needs.

Many of our customers and potential customers in the semiconductor device manufacturing industry are large companies that require global support and service for their semiconductor capital equipment. We believe that our global support and service infrastructure is sufficient to meet the needs of our customers and potential customers. However, some of our competitors have more extensive infrastructures than we do, which could place us at a disadvantage when competing for the business of global semiconductor device manufacturers. Many of our competitors are investing heavily in the development of new systems that will compete directly with our systems. We have, from time to time, selectively reduced prices on our systems in order to protect our market share, and competitive pressures may necessitate further price reductions. We expect our competitors in each product area to continue to improve the design and performance of their products and to introduce new products with competitive prices and performance characteristics. These product introductions would likely require us to decrease the prices of our systems and increase the level of discounts that we grant our customers. Price reductions or lost sales as a result of these competitive pressures would reduce our total revenue and could adversely impact our financial results.

Because of the high cost of switching equipment vendors in our markets, it is sometimes difficult for us to win new customers from our competitors even if our systems are superior to theirs.

We believe that once a semiconductor device manufacturer has selected one vendor’s capital equipment for a production-line application, the manufacturer generally relies upon that capital equipment and, to the extent possible, subsequent generations of the same vendor’s equipment for the life of the application. Once a vendor’s equipment has been installed in a production line application, a semiconductor device manufacturer must often make substantial technical modifications and may experience production-line downtime in order to switch to another vendor’s equipment. Accordingly, unless our systems offer performance or cost advantages that outweigh a customer’s expense of switching to our systems, it will be difficult for us to achieve significant sales to that manufacturer once it has selected another vendor’s capital equipment for an application.

We must attract and retain experienced senior executives and other key personnel with knowledge of semiconductor device manufacturing and inspection, metrology or lithography equipment and related software to help support our future growth, and competition for such personnel in our industry is high.

Our success depends, to a significant degree, upon the continued contributions of our key executive management, engineering, sales and marketing, customer support, finance and manufacturing personnel. The loss of any of these key personnel through resignations, retirement or other circumstances, each of whom would be extremely difficult to replace, could harm our business and operating results. Although we have employment and noncompetition agreements with key members of our senior management team, these individuals or other key employees may still leave us, which could have a material adverse effect on our business. We do not have key person life insurance on any of our executives. In addition, to support our future growth, we will need to attract and retain additional qualified employees. Competition for such personnel in our industry is intense, and we may not be successful in attracting and retaining qualified employees.

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenue.

We obtain some of the components and subassemblies included in our systems from a limited group of suppliers and do not have long-term contracts with many of our suppliers. Our dependence on limited source suppliers of components and our lack of long-term contracts with many of our suppliers expose us to several risks, including a potential inability to obtain an adequate supply of components, price increases, late deliveries and poor component quality. Disruption or termination of the supply of these components could delay shipments of our systems, damage our customer relationships and reduce our sales. From time to time in the past, we have experienced temporary difficulties in receiving shipments from our suppliers. The lead-time required for shipments of some of our components can be as long as six months. In addition, the lead time required to qualify new suppliers for lasers and certain optics could be as long as a year, and the lead time required to qualify new suppliers of other components could be as long as nine months. If we are unable to accurately predict our component needs, or if our component supply is disrupted, we may miss market opportunities by not being able to meet the demand for our systems. Further, a significant increase in the price of one or more of these components or subassemblies could seriously harm our results of operations and cash flows.

Any prolonged disruption in the operations of our manufacturing facility could have a material adverse effect on our revenue.

Our manufacturing processes are highly complex and require sophisticated and costly equipment and a specially designed facility. As a result, any prolonged disruption in the operations of our manufacturing facility, whether due to technical or labor difficulties, or destruction, or damage as a result of a fire or any other reason, could seriously harm our ability to satisfy our customer order deadlines. If we cannot timely deliver our systems, our results from operations and cash flows could be materially and adversely affected.

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

Our earnings could be negatively affected and our inventory levels could materially increase if we are unable to predict our inventory needs in an accurate and timely manner and adjust our orders for parts and subcomponents in the event that our needs increase or decrease materially due to unexpected increases or decreases in demand for our products. Any material increase in our inventories could result in an adverse effect on our financial position, while any material decrease in our ability to procure needed inventories could result in an inability to supply customer demand for our products, thus adversely affecting our revenue.

Our ability to fulfill our backlog may have an effect on our long term ability to procure contracts and fulfill current contracts.

Our ability to fulfill our backlog may be limited by our ability to devote sufficient financial and human capital resources and may be limited by available material supplies. If we do not fulfill our backlog in a timely manner, we may experience delays in product delivery, which would postpone receipt of revenue from those delayed deliveries. Additionally, if we are consistently unable to fulfill our backlog, this may be a disincentive to customers to award large contracts to us in the future until they are comfortable that we can effectively manage our backlog.

We may choose to acquire new and complementary businesses, products or technologies instead of developing them ourselves, and we may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions, and, from time to time, acquiring one or more businesses, and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product, technology or service into our current operations could be expensive and time-consuming and/or disrupt our ongoing business. Further, there are numerous risks associated with acquisitions and potential acquisitions, including, but not limited to:

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

The Organization for Economic Co-operation and Development (“OECD”), released guidance covering various topics, including country-by-country reporting, definitional changes to permanent establishment and Base Erosion and Profit Shifting (“BEPS”), an initiative that aims to standardize and modernize global tax policy. Depending on the final form of guidance adopted by OECD members and legislation ultimately enacted, if any, there may be significant consequences for us due to our international business activities.

Turmoil or fluctuations in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.

In the past, global credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the tightening of the credit markets, the weakening of the global economy and an unprecedented level of intervention from the United States and other governments. Adverse economic conditions, such as sustained periods of economic uncertainty or a crisis in the financial markets may have a material adverse effect on our liquidity and financial condition if our ability to obtain credit from the capital financial markets, or from trade creditors was impaired. In addition, a worsening economy or an economic crisis could also adversely impact our customers’ ability to finance the purchase of systems from us or our suppliers’ ability to provide us with product, either of which may negatively impact our business and results of operations.

Risks Related to the Semiconductor Industry

Cyclicality in the semiconductor device industry has led to substantial decreases in demand for our systems and may, from time to time, continue to do so.

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

We target our products to address the needs of microelectronic device manufacturers for defect inspection, metrology and lithography.  If for any reason the market for microelectronic device inspection, lithography or metrology equipment fails to grow in the long term, we may be unable to maintain current revenue levels in the short term and maintain our historical growth in the long term. Growth in the inspection market is dependent to a large extent upon microelectronic manufacturers replacing manual inspection with automated inspection technology. Growth in the metrology market is dependent to a large extent upon new chip designs and capacity expansion of microelectronic manufacturers. Growth in the lithography market is dependent on the development of cost-effective packaging with high fine pitch RDLs, ultimately migrating to multi-die, large, form-factor packages. There can be no assurance that manufacturers will undertake these actions at the rate we expect.

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

Our stock price is volatile.

The market price of our common stock has fluctuated widely. From the beginning of 2014 through the end of 2018, our stock price fluctuated between a high of $34.55 per share and a low of $8.10 per share. Consequently, the current market price of our common stock may not be indicative of future market prices, and we may be unable to sustain or increase the value of an investment in our common stock. Factors affecting our stock price may include:

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

We are faced with various risks that may be associated with our compliance with existing, new, different, inconsistent or conflicting laws, regulations and rules enacted by governments and/or their regulatory agencies in the countries in which we operate as well as rules and policies implemented at our customer sites. These laws, regulations, rules and policies could relate to any of an array of issues including, but not limited to, environmental, tax, intellectual property, trade secrets, product liability, contracts, antitrust, employment, securities, import/export and unfair competition. In the event that we fail to comply with or violate U.S. or foreign laws or regulations or customer policies, we could be subject to civil or criminal claims or proceedings that may result in monetary fines, penalties or other costs against us or our employees, which may adversely affect our operating results, financial condition, customer relations and ability to conduct our business.

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

Location	Facility Purpose	Approximate Square Footage	Lease Expiration Year, Unless Owned
Wilmington, Massachusetts	Corporate, Engineering, Manufacturing and Service	50,000	2027
Budd Lake, New Jersey	Corporate, Engineering and Service	49,000	2023
Bloomington, Minnesota	Engineering, Manufacturing and Service	98,500	2029
Richardson, Texas	Engineering	21,000	Owned
Bohemia, New York	Engineering	6,000	2019
Snoqualmie, Washington	Engineering and Service	20,500	2020
Tianjin, China	Engineering	5,000	2019
Hsin-Chu, Taiwan	Sales and Service	10,500	2019
Takatsu, Japan	Sales and Service	4,000	2019
Sungnam-si, South Korea	Sales and Service	9,000	2021
Shanghai, China	Sales and Service	2,500	2020
Singapore	Sales and Service	2,500	2019
Scotland, United Kingdom	Sales and Service	1,000	2020

We also lease office space for other smaller sales and service offices in several locations throughout the world.

We believe that our existing facilities and capital equipment are adequate to meet our current requirements and that suitable additional or substitute space is available on commercially reasonable terms if needed.

Item 3.	Legal Proceedings.

From time to time, we are subject to ordinary routine litigation incidental to our business. As of December 31, 2018, there are no legal proceedings pending or threatened against us that management believes are likely to have a material adverse effect on our consolidated financial position or otherwise.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “RTEC.” Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of the Company’s common stock with the cumulative return of the NYSE Composite Index and the Research Data Group (“RDG”) Semiconductor Composite Index for the period commencing on December 31, 2013 and ending on December 31, 2018.

The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2013 in the Company’s common stock in each index, and that all dividends were reinvested. No cash dividends have been declared or paid on the Company’s common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Rudolph Technologies, Inc., the NYSE Composite Index
and the RDG Semiconductor Composite Index

$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Rudolph Technologies, Inc.
NYSE Composite
RDG Semiconductor Composite

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/13	12/14	12/15	12/16	12/17	12/18
RTEC	100.0	87.1	121.1	198.9	203.6	174.4
NYSE Composite	100.0	106.8	102.4	114.6	136.1	123.9
RDG Semiconductor Composite	100.0	128.3	118.0	157.4	217.0	197.0

As of January 23, 2019, there were 56 stockholders of record of our common stock and approximately 8,482 beneficial stockholders.

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

In October 2018, the Board of Directors approved a new share repurchase authorization, which allows us to repurchase up to $40 million worth of shares of our common stock.  The authorization provides for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization has no expiration date and may be discontinued at any time. In addition, during the fourth quarter of 2018, we completed the purchase of the remaining shares available under the prior 3.0 million share repurchase authorization.  During the twelve months ended December 31, 2018, we repurchased 1.1 million shares of common stock under our two share repurchase authorizations and those shares were subsequently retired.  At December 31, 2018, there were $33.2 million available for future share repurchases.  For further information, see Note 16 in the accompanying Notes to the Consolidated Financial Statements.

In addition to the our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and twelve months ended December 31, 2018, we withheld 45.5 thousand and 81.8 thousand shares through net share settlements, respectively.  For the three and twelve month periods ended December 31, 2018, net share settlements cost $0.9 million and $1.9 million, respectively. Please refer to Note 10 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three month period ended December 31, 2018 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2018 to October 31, 2018	710	$20.12	709	$40,000
November 1, 2018 to November 30, 2018	126	$20.12	82	$38,380
December 1, 2018 to December 31, 2018	269	$19.16	268	$33,239
Three Months Ended December 31, 2018	1,105		1,059

[1] Includes shares withheld through net share settlements.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto appearing elsewhere in this Annual Report on Form 10-K, and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The balance sheet data as of December 31, 2018 and 2017 and the statement of operations data for the years ended December 31, 2018, 2017 and 2016 set forth below were derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The balance sheet data as of 2016, 2015 and 2014, and the statement of operations data for the years ended December 31, 2015 and 2014 were derived from our audited consolidated financial statements not included herein.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$273,784	$255,098	$232,780	$221,690	$181,218
Cost of revenue	125,505	120,503	109,229	102,284	85,730
Gross profit	148,279	134,595	123,551	119,406	95,488
Operating expenses:
Research and development	49,053	46,986	44,964	41,233	40,576
Selling, general and administrative	46,608	39,381	38,562	43,235	53,799
Amortization	1,534	1,940	2,320	2,145	2,422
Patent litigation income	—	(13,000)	(14,643)	—	—
Total operating expenses	97,195	75,307	71,203	86,613	96,797
Operating income (loss)	51,084	59,288	52,348	32,793	(1,309)
Interest (income) expense, net	(2,206)	(971)	2,834	5,688	5,317
Other (income) expense, net	(56)	457	(354)	293	65
Income (loss) before provision (benefit) for income taxes	53,346	59,802	49,868	26,812	(6,691)
Provision (benefit) for income taxes	8,250	26,893	12,916	8,856	(2,051)
Net income (loss)	$45,096	$32,909	$36,952	$17,956	$(4,640)
Earnings (loss) per share:
Basic	$1.42	$1.05	$1.19	$0.57	$(0.14)
Diluted	$1.40	$1.02	$1.16	$0.56	$(0.14)
Weighted average shares outstanding:
Basic	31,671	31,491	31,128	31,408	33,124
Diluted	32,200	32,162	31,790	32,166	33,124

	December 31,
	2018	2017	2016	2015 (1)	2014 (1)(2)(3)
Balance Sheet Data:
Cash and cash equivalents	$112,388	$67,770	$37,859	$44,554	$43,114
Marketable securities	62,684	109,589	87,872	116,924	113,871
Working capital	305,916	279,775	226,668	197,266	245,707
Total assets	418,040	385,922	338,699	379,563	365,944
Convertible senior notes	—	—	—	57,846	54,080
Accumulated deficit	(6,773)	(51,869)	(84,706)	(121,658)	(139,614)
Total stockholders’ equity	361,888	333,154	293,735	270,678	267,328

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

(2) Effective December 31, 2015, we early adopted provisions prescribed by the Financial Account Standards Board (FASB) in ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.”  Consequently, we reclassified net current deferred income tax assets to net long term deferred income tax assets for each period presented.

(3) Working capital data for 2014 reflects reclassifications of a portion of deferred revenue to other non-current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspections and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. We deliver comprehensive solutions throughout the semiconductor fabrication process with our families of proprietary products that provide critical yield-enhancing information, enabling microelectronic device manufacturers to drive down costs and time to market of their devices. We provide process and yield management solutions used in both wafer processing facilities, often referred to as “front-end” and device packaging and test facilities, or “back-end” manufacturing, through a portfolio of standalone systems for macro-defect inspection, lithography, probe card test and analysis, and transparent and opaque thin film measurements. All of our systems feature sophisticated software and production-worthy automation. In addition, our advanced process control software portfolio includes powerful solutions for standalone tools, groups of tools, or factory-wide suites to enhance productivity and achieve significant cost savings. Our systems are backed by worldwide customer service and applications support.

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment. The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions as well as other economic drivers such as personal computers, mobile devices, data centers, artificial intelligence and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project capital equipment spending to be down approximately 15%-18% for 2019 as compared to 2018. Our revenue and profitability tend to follow the trends of certain segments within the semiconductor market.

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue. For the years ended December 31, 2018, 2017 and 2016, aggregate sales to customers that individually represented at least five percent of our revenue accounted for 18.3%, 27.2%, and 34.5% of our revenue, respectively.

We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time. A delay in purchase or cancellation by any of our large customers could cause quarterly revenue to vary significantly. In addition, during a given quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems. The following table presents the average selling price range for our systems in 2018.

System	Average Selling Price Per System
Process control	$250,000 to $2.6 million
Lithography steppers	$2.6 million to $8.5 million

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

Results of Operations

The following table sets forth, for the periods indicated, our results of operations as percentages of our revenue. Our results of operations are reported as one business segment.

	Year Ended December 31,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue	45.8%	47.2%	46.9%
Gross profit	54.2%	52.8%	53.1%
Operating expenses:
Research and development	17.9%	18.4%	19.3%
Selling, general and administrative	17.0%	15.4%	16.6%
Amortization	0.6%	0.8%	1.0%
Patent litigation income	—%	(5.1)%	(6.3)%
Total operating expenses	35.5%	29.5%	30.6%
Operating income	18.7%	23.3%	22.5%
Interest (income) expense, net	(0.8)%	(0.4)%	1.2%
Other expense (income), net	—%	0.2%	(0.2)%
Income before provision for income taxes	19.5%	23.5%	21.5%
Provision for income taxes	3.0%	10.6%	5.6%
Net income	16.5%	12.9%	15.9%

Results of Operations for 2018, 2017 and 2016

Revenue. Our revenue is derived from the sale of our systems, services, spare parts and software licensing. Our revenue was $273.8 million, $255.1 million and $232.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. This represents an increase of 7.3% from 2017 to 2018 and an increase of 9.6% from 2016 to 2017.  The increase in revenue from 2017 to 2018 was due to an increase in capital spending by front-end memory manufacturers.  The increase in revenue from 2016 to 2017 was due to a significant increase in capital spending by front-end memory manufacturers, as well as continued strength in capital spending by back-end foundry and Advanced Packaging customers in the OSAT markets.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Year Ended December 31,
	2018		2017		2016
Systems and Software:
Process control	$190,098	70%	$177,177	70%	$146,652	63%
Lithography	14,975	5%	14,234	5%	18,949	8%
Software licensing, support and maintenance	29,168	11%	25,473	10%	29,795	13%
Parts	28,658	10%	27,143	11%	25,343	11%
Services	10,885	4%	11,071	4%	12,041	5%
Total revenue	$273,784	100%	$255,098	100%	$232,780	100%

Total systems and software revenue increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 due to increased demand for our products in front-end process control systems. The year-over-year increases in process control systems revenue totaled $12.9 million, primarily due to higher metrology system sales in the 2018 period.  Lithography system revenue increased $0.7 million, primarily due to the shipment of a JetStep G system offset by lower shipments of our JetStep W systems in 2018.  Licensing revenue from software increased $3.7 million primarily due to an increase in revenue from our process control and yield management software. The average selling price of similarly configured systems has been consistent and, therefore, did not have a material impact on our revenue for the same period.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 74% of total revenue for 2018 compared to 70% of total revenue for 2017.  The year-over-year increase in parts and services revenue in absolute dollars from 2017 to 2018 was primarily due to increased spending by our customers on repairs of existing systems.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Total systems and software revenue increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to increased demand for our products in both front-end and back-end process control systems. The year-over-year increases in process control systems revenue totaled $30.5 million, which was partially offset by decreases in lithography systems and software revenue of $4.7 million and $4.3 million, respectively.  The increase in systems revenue was attributed to a greater number of process control units sold, which was partially offset by fewer lithography units sold.  Licensing revenue from software decreased $4.3 million primarily due to a decrease in revenue from our process control software. The average selling price of similarly configured systems has been consistent and, therefore, did not have a material impact on our revenue for the same period.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 70% of total revenue for 2017 compared to 72% of total revenue for 2016.  The year-over-year increase in parts and services revenue in absolute dollars from 2016 to 2017 was primarily due to increased spending by our customers on repairs of existing systems.  Parts and services revenue is generated from part sales, maintenance service contracts, system upgrades, as well as time and material billable service calls.

Deferred revenue of $6.8 million was recorded in the Consolidated Balance Sheets under the Caption “Current liabilities” and $1.3 million was recorded under the caption “Other non-current liabilities” at December 31, 2018.  Deferred revenue primarily consisted of $5.6 million for deferred maintenance agreements and $2.5 million for outstanding deliverables.  At December 31, 2017, deferred revenue of $6.2 million was recorded under the caption “Current liabilities” and $1.0 million was recorded under the caption “Other non-current liabilities”.  Deferred maintenance agreements of $4.7 million and outstanding deliverables of $2.5 million were the two main components of deferred revenue at December 31, 2017.

Gross Profit. Our gross profit has been and will continue to be affected by a variety of factors, including  manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix, and parts and services margins. Our gross profit was $148.3 million, $134.6 million and $123.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Our gross profit represented 54.2%, 52.8% and 53.1% for the years ended December 31, 2018, 2017 and 2016, respectively.  The increase in gross profit as a percentage of revenue from 2017 to 2018 was primarily due to a change in our systems and software product sales mix and the sale of a lithography system that had previously been partially written down.  The decrease in gross profit as a percentage of revenue from 2016 to 2017 was primarily due to a change in our systems and software product sales mix.

Operating Expenses

Our operating expenses consist of:

•

Research and Development. The process control defect inspection and metrology, advanced packaging lithography, and data analysis systems and software market is characterized by continuous technological development and product innovations. We believe that the rapid and ongoing development of new products and enhancements of existing products, including the transition to copper and low-k dielectrics, wafer level packaging, the continuous shrinkage in critical dimensions, and the evolution of ultra-thin gate process control is critical to our success. Accordingly, we devote a significant portion of our technical, management and financial resources to research and development programs. Research and development expenditures consist primarily of salaries and related expenses of employees engaged in research, design and development activities. They also include consulting fees, the cost of related supplies and legal costs to defend our patents. Our research and development expenses were $49.1 million, $47.0 million and $45.0 million in 2018, 2017 and 2016, respectively.  The year-over-year dollar increase from 2017 to 2018 was primarily due to increased compensation and development initiatives. These costs were partially offset by decreased litigation expenses.  The year-over-year dollar increase from 2016 to 2017 was primarily due to increased compensation and project costs.  We continue to maintain our commitment to investing in new product development and enhancement to existing products.

•

Selling, General and Administrative. Selling, general and administrative expenses are primarily comprised of salaries and related costs for sales, marketing, and general administrative personnel, as well as commissions and other non-personnel related expenses. Our selling, general and administrative expenses were $46.6 million, $39.4 million and $38.6 million in 2018, 2017 and 2016, respectively.  The year-over-year dollar increase from 2017 to 2018 was primarily due to compensation costs resulting from headcount and salary increases.  In addition, the year-over-year increase was partially due to an increase in sales commissions and a loss recorded for the misappropriation of payroll taxes by a third party accountant.  The year-over-year dollar increase from 2016 to 2017 was primarily due to an increase in compensation costs.

•

Amortization of Identifiable Intangible Assets.  Amortization of identifiable intangible assets was $1.5 million, $1.9 million and $2.3 million in 2018, 2017 and 2016, respectively.  The year-over-year decreases in amortization expense from 2017 to 2018 and from 2016 to 2017 were due to certain intangible assets becoming fully amortized during these periods.

•

Patent Litigation Income. During the twelve months ended December 31, 2018, there was no patent litigation income.  During the twelve months ended December 31, 2017, we recorded income and received cash of $13.0 million from a comprehensive settlement regarding a patent infringement litigation with Camtek.  We received $13.0 million in the fourth quarter of 2017 and subsequently remitted $2.3 million of withholding tax to the Israel Tax Authority associated with the settlement and the prior year patent litigation judgment.  During the twelve months ended December 31, 2016, we recorded income and received cash from a patent litigation judgment of $14.6 million in conjunction with the final court ruling in the patent infringement litigation case against Camtek with the expiration of all opportunities to appeal.

Interest income (expense), net.  In 2018 and 2017, net interest income was $2.2 million and $1.0 million, respectively.  In 2016, net interest expense was $2.8 million.  The increase in net interest income from 2017 to 2018 was due to higher interest earned on our marketable securities.  The change in interest income (expense), net from 2016 to 2017, was primarily due to the redemption of the Senior Convertible Notes in July 2016.

Income taxes. The following table provides details of income tax (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Income before income taxes	$53.3	$59.8	$49.9
Provision for income taxes	$8.3	$26.9	$12.9
Effective tax rate	15.5%	45.0%	25.9%

The income tax provision differs from the federal statutory income tax rate of 21% for 2018 primarily due to Foreign Derived Intangible Income Deduction (“FDII”) from the Tax Act of $2.2 million, tax benefits for research and development credits of $2.3 million, offset by a Section 162(m) limitation on the deductibility of executive compensation of $0.5 million and additional ASC 740-10 tax reserves of $0.6 million.

The income tax provision differs from the federal statutory income tax rate of 35% for 2017 primarily due to new regulations resulting from Public law No. 115-97, known as the Tax Cuts and Jobs Act (“Tax Act”) of $9.5 million, offset by tax benefits for research and development credits of $1.6 million, section 199 manufacturing deduction of $1.6 million and excess tax benefits on vesting of restricted stock of $1.6 million.

The income tax provision differs from the federal statutory income tax rate of 35% for 2016, primarily due to research and development credits of $0.7 million, section 199 manufacturing deduction of $1.2 million, the foreign taxes net of federal benefit of $1.6 million and deferred tax true-ups of $1.7 million from prior periods.

The Tax Act, which was enacted and signed into law on December 22, 2017, reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the rules, we estimated the impact of the reduction in the corporate tax rate and remeasurement of certain deferred tax assets and liabilities. The provisional amount recorded in the fourth quarter of 2017 related to the remeasurement of our deferred tax balance resulted in additional income tax expense of $8.0 million. During the fourth quarter of 2018, we completed the accounting for such revaluation and recorded an additional $0.8 million in tax expense.  Despite the completion of our accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.  The prior year provisional impact and current year finalization of the Tax Act summarized below, which is included as a component of the provision from income taxes is further described in Note 12 in the accompanying Notes to the Consolidated Financial Statements (dollars in millions).

	Year Ended December 31,
	2018	2017
Re-measurement of U.S. deferred tax assets and liabilities	$—	$8.0
Transition tax on non-U.S. subsidiaries’ earnings	0.1	1.5
Foreign tax credits applied against transition tax	—	(1.5)
Valuation allowance for unused foreign tax credits	0.7	1.5
Total impact of the Tax Act on the provision for income taxes	$0.8	$9.5

Our future effective income tax rate depends on various factors, such as future impacts of the Tax Act, possible further tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions and research and development credits as a percentage of aggregate pre-tax income.

Liquidity and Capital Resources

At December 31, 2018, we had $175.1 million of cash, cash equivalents and marketable securities and $305.9 million in working capital.  At December 31, 2017, our cash, cash equivalents and marketable securities totaled $177.4 million, while working capital amounted to $279.8 million.

Typically, during periods of revenue growth, changes in accounts receivable and inventories represent a use of cash as we incur costs and expend cash in advance of receiving cash from our customers. Similarly, during periods of declining revenue, changes in accounts receivable and inventories represent a source of cash as inventory purchases decline and revenue from prior periods are collected.

Net cash and cash equivalents provided by operating activities for the years ended December 31, 2018, 2017 and 2016 totaled $35.1 million, $64.2 million and $47.4 million, respectively.  During the year ended December 31, 2018, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $64.3 million, an increase in accounts payable of $3.5 million, a decrease in income taxes of $1.1 million, a decrease in account receivable of $0.7 million and an increase in deferred revenue of $0.5 million, which were partially offset by an increase in inventories of $31.5 million, an increase in prepaid expenses and other assets of $3.1 million and a decrease in other liabilities of $0.4 million. The increase in inventories of $31.5 million was primarily due to increased sales projections of our latest products and new product initiatives.

During the year ended December 31, 2017, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $65.9 million, an increase in other liabilities of $6.4 million, an increase in accounts payable of $3.2 million and a decrease in account receivable of $0.4 million, which were partially offset by an increase in income taxes of $4.7 million, an increase in inventory of $4.2 million, an increase in prepaid expenses and other assets of $1.7 million and a decrease in deferred revenue of $1.1 million.

During the year ended December 31, 2016, cash provided by operating activities was primarily due to net income, adjusted to exclude the effect of non-cash charges, of $57.7 million, a decrease in inventories of $4.0 million, a decrease in prepaid expenses and other assets of $2.0 million, an increase in accounts payable of $1.2 million and an increase in deferred revenue of $0.9 million, which were partially offset by an increase in accounts receivable of $9.3 million, a decrease in other liabilities of $6.1 million, and a net increase in income tax receivable of $3.0 million.

Net cash and cash equivalents provided by investing activities for the years ended December 31, 2018 and 2016 was $33.8 and $24.5 million, respectively.  Net cash and cash equivalents used in investing activities for the year ended December 31, 2017 totaled $32.5 million.  During the year ended December 31, 2018, net cash provided by investing activities included proceeds from sales of marketable securities of $186.3 million, which was partially offset by purchases of marketable securities of $140.0 million, purchases of property, plant and equipment of $7.5 million, and cash advanced on a convertible note receivable of $5.0 million.  During the year ended December 31, 2017, net cash used in investing activities included purchases of marketable securities of $164.7 million, purchases of property, plant and equipment of $10.2 million, and purchase of intangible assets of $1.0 million, which were partially offset by proceeds from sales of marketable securities of $143.3 million.  During the year ended December 31, 2016, net cash provided by investing activities included proceeds from sales of marketable securities of $175.5 million and proceeds from sale of property, plant and equipment of $1.2 million, which were partially offset by purchases of marketable securities of $146.9 million, purchases of property, plant and equipment of $3.3 million, and purchase of intangible assets of $2.0 million.

Net cash used in financing activities was $23.9 million, $2.6 million and $78.9 million in 2018, 2017 and 2016, respectively.  During the year ended December 31, 2018, financing activities used cash to purchase shares of our common stock under share repurchase authorizations of $21.1 million, pay taxes related to shares withheld for share based compensation plans of $1.9 million and pay contingent consideration for acquired business of $1.5 million. These uses of cash were partially offset by proceeds from sales of shares through employee stock plans of $0.6 million.  During the year ended December 31, 2017, financing activities included the redemption of stock warrants of $1.0 million, tax payments related to shares withheld for share-based compensation plans of $1.4 million and payment of contingent consideration for acquired businesses of $0.8 million, which were partially offset by proceeds from sales of shares through employee stock plans of $0.6 million.  During the year ended December 31, 2016, financing activities included the redemption of senior convertible debt of $60.0 million, redemption of stock warrants of $9.5 million, purchase of shares under the share repurchase authorization of $8.0 million, tax payments related to shares withheld for share based compensation plans of $1.6 million and payment of contingent consideration for acquired business of $0.6 million, which were partially offset by proceeds from sales of shares through employee stock plans of $0.9 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies. We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

We entered into a convertible loan agreement with Simax Precision Technologies Limited (“Simax”) on May 31, 2018.  Simax may borrow up to $15 million in multiple promissory notes from us, subject to limitations.  We expect to be a supplier of lithography modules to Simax which is focused on the manufacture, sale and service of lithography systems.  As of December 31, 2018, Simax has borrowed $5 million from us under the convertible loan agreement.  See Note 6 in the accompanying Notes to the Consolidated Financial Statements included in this Form 10-K for further information.

In October 2018, the Board of Directors approved a new share repurchase authorization, which allows us to repurchase up to $40 million worth of shares of our common stock.  The authorization provides for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization has no expiration date and may be discontinued at any time. In addition, during the fourth quarter of 2018, we completed the purchase of the remaining shares available under the prior 3.0 million share repurchase authorization.  During the twelve months ended December 31, 2018, we repurchased 1.1 million shares of common stock under our two share repurchase authorizations and those shares were subsequently retired.  At December 31, 2018, there were $33.2 million available for future share repurchases.  For further information, see Note 16 in the accompanying Notes to the Consolidated Financial Statements.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of December 31, 2018, the available line of credit was approximately $93.9 million with an available interest rate of 4.0%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.   To date, we have not utilized the line of credit.

Our future capital requirements will depend on many factors, including the timing and amount of our revenue and our investment decisions, which will affect our ability to generate additional cash. We expect that our existing cash, cash equivalents, marketable securities and availability under our line of credit will be sufficient to meet our anticipated cash requirements for working capital, capital expenditures and other cash needs for the next 12 months following the filing of this Form 10-K. Thereafter, if cash generated from operations and financing activities is insufficient to satisfy our working capital requirements, we may seek additional funding through bank borrowings, sales of securities or other means. There can be no assurance that we will be able to raise any such capital on terms acceptable to us or at all.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. This table excludes the liability for unrecognized tax benefits that totaled approximately $5.5 million at December 31, 2018. We are currently unable to provide a reasonably reliable estimate of the amount or periods when cash settlement of this liability may occur.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$19,337	$3,170	$4,908	$3,775	$7,484
Open and committed purchase orders	71,752	50,015	21,737	—	—
Total	$90,799	$52,997	$26,557	$3,761	$7,484

Off-Balance Sheet Arrangements

The Company does not have any significant off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition, results of operations or liquidity and capital resources.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable, inventories, business acquisitions, intangible assets, share-based payments, income taxes and warranty obligations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are regularly reviewed by management on an ongoing basis at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Effective January 1, 2018, we adopted the requirements of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” For additional information on the new standard and the impact to our results of operations, refer to Impact of Recent Accounting Pronouncements below and Note 2 of the Notes to the Consolidated Financial Statements.

Revenue is recognized when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services. We account for a contract when it has approval and commitment from both parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

We account for shipping and handling activities as the fulfillment of a promise to transfer goods to the customer and therefore record these activities under the caption “Cost of revenue.” Sales tax and any other taxes collected concurrent with revenue producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.

Contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or the expected cost plus margin.

Revenue from systems is recognized when we transfer control of the product to our customer. To indicate transfer of control, we must have a present right to payment, legal title must have passed to the customer and the customer must have the significant risks and rewards of ownership. We generally transfer control for system sales when the customer or the customer’s agent picks up the system at our facility. Payment for the majority of our systems have 80-90% of the invoice amount due within 30 days and the remaining amount due upon completion of installation, recalibration and qualification by the customer. We provide an assurance warranty on our systems for a period of twelve to fifteen months against defects in material and workmanship. We provide for the estimated cost of product warranties at the time revenue is recognized.

Depending on the terms of the systems arrangement, we may also defer the recognition of a portion of the consideration expected to be received because we have to satisfy a future obligation (e.g., installation, training and extended warranties). We use an observable price to determine the standalone selling price for separate performance obligations or a cost plus margin approach when one is not available.

Revenue from software licenses is recognized upfront at the point in time when the software is made available to the customer. Software licenses provide the customer with limited rights to use the software. Revenue from licensing support and maintenance is recognized as the support and maintenance are provided, which is over the contract period. Payment for software licensing, support and maintenance is generally due in 30 days.

Revenue from parts is recognized when we transfer control of the product, which typically occurs when we ship the product from our facilities to the customer. Payment for parts is generally due in 30 days.

Revenue from services primarily consists of service contracts, which provide additional maintenance coverage beyond our assurance warranty on our products, service labor, consulting and training. Revenue from service contracts is recognized ratably over the term of the service contract. Revenue from service labor, consulting and training is recognized as services are performed. Payment for services is generally due in 30 days.

We record contract liabilities when the customer has been billed in advance of completing our performance obligations. These amounts are recorded as deferred revenue in the Consolidated Balance Sheets.

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

Long-Lived Assets and Acquired Intangible Assets. We periodically review long-lived assets, other than goodwill, for impairment whenever changes in events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the determination of impairment losses, such as future cash flows and disposition costs, may affect the carrying value of long-lived assets and the impairment of such long-lived assets, if any, could have a material effect on our consolidated financial statements.  No such indicators were noted in 2018, 2017 or 2016.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our actual current tax exposure together with our temporary differences resulting from differing treatment of items for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes and any valuation allowance recorded against our deferred tax assets. The need for a valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred taxes will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could materially impact our financial position and results of operations. At December 31, 2018 and 2017, we had recorded valuation allowances of $3.2 million and $2.4 million on certain of our deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.  We evaluated the realizability of the deferred tax assets based on positive earnings as well as the projected earnings in future years and believe it is more likely than not that the substantial majority of our deferred tax asset will be realized in the future years.  We will continue to monitor the realizability of the deferred tax assets and evaluate the valuation allowance.

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

Impact of Recent Accounting Pronouncements

Recently Adopted

Effective January 1, 2018, the we adopted ASU No. 2016-16, “Income Tax (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.”  This ASU, which is part of the simplification initiative of the FASB, is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property.  The adoption of ASU No. 2016-16 did not have any impact on our consolidated financial position, results of operations, and cash flows.

Effective January 1, 2018, we adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists.  We retrospectively adopted ASU No. 2018-15 resulting in a reclassification related to contingent consideration payments made after a business combination. The reclassification of $0.2 million from cash flows from financing activities to cash flows from operating activities is reflected in our Consolidated Statement of Cash Flows for the twelve month ended December 31, 2017.  Adoption of additional guidance under ASU No. 2016-15 did not have a material impact on our consolidated financial position, results of operations, and cash flows.

Effective January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance.  The core principle of this ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As a result of the adoption of ASU No. 2014-09, we changed our accounting policy for revenue recognition. Refer to Note 2 of the Notes to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for further information.

Recently Issued

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the FASB’s larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU No. 2018-13 modifies required fair value disclosures related primarily to level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU No. 2018-13 is not expected to have a material effect on our consolidated financial position, results of operations, and cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  The ASU is effective for the fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The adoption of ASU No. 2018-07 is not expected to have a material effect on our consolidated financial position, results of operations, and cash flows.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The new guidance allows companies to reclassify stranded tax effects resulting from the Tax Act from accumulated other comprehensive income to retained earnings.  The guidance also requires certain new disclosures regardless of a company’s election.  The standard is effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods, with earlier adoption permitted.  The adoption of ASU No. 2018-02 is not expected to have a material effect on our consolidated financial position, results of operations, and cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718.  The ASU is effective for the fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years.  The adoption of ASU No. 2017-09 is not expected to have a material effect on our consolidated financial position, results of operations, and cash flows, if any.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU eliminates Step 2 from the goodwill impairment test.   Accordingly, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.  The ASU is effective for the fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years.  We are currently evaluating the effect the adoption of ASU No. 2017-04 will have on our consolidated financial position, results of operations, and cash flows, if any.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which introduces new guidance for the accounting for credit losses on instruments within its scope.  Given the breadth of that scope, this ASU will impact both financial services and non-financial services entities.  The standard is effective for fiscal years beginning after December 15, 2020.  We are currently evaluating the effect the adoption of ASU No. 2016-13 will have on our consolidated financial position, results of operations, and cash flows, if any.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. We expect to adopt ASU No. 2016-02 upon its effective date of January 1, 2019 using the modified retrospective method and we will also elect the package of practical expedients.  We anticipate the impact of adoption will be an increase to long-term assets and total liabilities of $14 million to $15 million as of January 1, 2019.

Recently issued accounting guidance not discussed above is not applicable or did not have, or is not expected to have, a material impact to the Company.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale securities. Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds. We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities. It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction. The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected. Based on a sensitivity analysis performed on our financial investments held as of December 31, 2018, an immediate adverse change of 10% in interest rates (e.g. 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software sales are denominated in U.S. dollars with the exception of Japan. As a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all of our sales in Japan are denominated in Japanese yen. From time to time, we may enter into forward exchange contracts to economically hedge a portion, but not all, of the existing and anticipated foreign currency denominated transactions expected to occur within 12 months. The change in fair value of the forward exchange contracts is recognized under the caption “Other (income) expense” in the Consolidated Statements of Operations for each reporting period. As of December 31, 2018 and 2017, we had twenty-seven and thirty-one outstanding forward contracts with a total notional contract value of $6.7 million and $8.4 million, respectively. We do not use derivative financial instruments for trading or speculative purposes.

We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China.  Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of December 31, 2018 was approximately $20.7 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $2.4 million in foreign currency exchange losses / (gains) which would be recorded as non-operating expense under the caption “Other (income) expense” in our Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and consolidated financial condition.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. These controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply judgment in evaluating its controls and procedures.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to assess the effectiveness of the design and operation of our disclosure controls and procedures under the Exchange Act as of December 31, 2018. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Attestation Report of the Registered Public Accounting Firm

Our consolidated financial statements as of and for the year ended December 31, 2018 have been audited by Ernst & Young LLP, our independent registered public accounting firm, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Ernst & Young LLP has also audited our internal control over financial reporting as of December 31, 2018, as stated in its attestation report included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we expect to file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for May 15, 2019, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to directors and executive officers is included under the headings “Proposal One: Election of Directors,” “Executive Officers” and “Corporate Governance Principles and Practices” in the Proxy Statement, which is incorporated herein by reference. Information regarding compliance with Section 16 of the Exchange Act is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

The consolidated financial statements and consolidated financial statement information required by this Item are included on pages F-1 through F-9 of this report. The Reports of Independent Registered Public Accounting Firm appear on pages F-2 through F-3 of this report.

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

3.2	Restated Bylaws of Registrant as amended, filed with this report.

10.1+

License Agreement, dated June 28, 1995, between the Registrant and Brown University Research Foundation (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-86821), filed on September 9, 1999).

10.2*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A, as amended (SEC File No. 333-86821) filed on October 14, 1999).

10.3*

Management Agreement, dated as of July 24, 2000 by and between Rudolph Technologies, Inc. and Steven R. Roth as restated and amended on July 29, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-36226) filed on August 6, 2014).

10.4*

Employment Agreement, dated as of November 9, 2015, by and between Rudolph Technologies, Inc. and Michael Plisinski (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC File No. 001-36226) filed on November 9, 2015). *

10.5*

Executive Change of Control Agreement, dated February 7, 2014, by and between Rudolph Technologies, Inc. and Richard Rogoff (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (SEC File No. 001-36226) filed on February 20, 2015.

+ Confidential treatment has been granted with respect to portions of this exhibit.

* Management contract, compensatory plan or arrangement.

Exhibit No.	Description

10.6*

Executive Change of Control Agreement, dated August 20, 2009, by and between Rudolph Technologies, Inc. and Robert A. Koch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 000-27965) filed on November 06, 2009).

10.7*	Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Appendix A of the Registrant’s revised Proxy Statement on Form DEFR14A (SEC File No. 000-27965) filed on May 8, 2009).

10.8*

Amended form of Employee Restricted Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2009 Stock Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 10-Q (SEC File No. 001-36226), filed on August 3, 2017).

10.9

Confirmation of Issuer Warrant Transaction, dated July 19, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.10

Amendment to Confirmation of Issuer Warrant Transaction, dated July 22, 2011, by and between Rudolph Technologies, Inc. and Credit Suisse International (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (SEC File No. 000-27965) filed on July 25, 2011).

10.11	Rudolph Technologies, Inc. 2018 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, (SEC File No. 001-36226) filed on May 16, 2018).

10.12

Form of Employee Performance Stock Unit Purchase Agreement pursuant to the Rudolph Technologies, Inc. 2018 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 333-224969) filed on August 2, 2018).

10.13

Form of Employee Stock Option Agreement pursuant to the Rudolph Technologies, Inc. 2018 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (SEC File No. 001-36226) filed on August 2, 2018).

10.14

Rudolph Technologies, Inc. 2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8, (SEC File No. 001-36226) filed on May 16, 2018.

21.1	Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract, compensatory plan or arrangement.

RUDOLPH TECHNOLOGIES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rudolph Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rudolph Technologies, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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

February 15, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Rudolph Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rudolph Technologies, Inc. internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rudolph Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

February 15, 2019

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$112,388	$67,770
Marketable securities	62,684	109,589
Accounts receivable, less allowance of $691 in 2018 and $460 in 2017	64,194	65,283
Inventories	96,820	67,521
Income taxes receivable	6,111	7,220
Prepaid expenses and other current assets	8,710	4,699
Total current assets	350,907	322,082
Property, plant and equipment, net	18,874	17,342
Goodwill	22,495	22,495
Identifiable intangible assets, net	7,448	8,632
Deferred income taxes	12,810	14,879
Other assets	5,506	492
Total assets	$418,040	$385,922
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,981	$13,471
Accrued liabilities:
Payroll and related expenses	10,648	10,408
Royalties	611	494
Warranty	2,441	2,427
Deferred revenue	6,767	6,223
Other current liabilities	7,543	9,284
Total current liabilities	44,991	42,307
Other non-current liabilities	11,161	10,461
Total liabilities	56,152	52,768
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value, 100,000 shares authorized, 30,906 and 31,604 issued and outstanding at December 31, 2018 and 2017, respectively.	31	32
Additional paid-in capital	369,893	386,196
Accumulated other comprehensive loss	(1,263)	(1,205)
Accumulated deficit	(6,773)	(51,869)
Total stockholders’ equity	361,888	333,154
Total liabilities and stockholders’ equity	$418,040	$385,922

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31
	2018	2017	2016
Revenue	$273,784	$255,098	$232,780
Cost of revenue	125,505	120,503	109,229
Gross profit	148,279	134,595	123,551
Operating expenses:
Research and development	49,053	46,986	44,964
Selling, general and administrative	46,608	39,381	38,562
Amortization	1,534	1,940	2,320
Patent litigation income	—	(13,000)	(14,643)
Total operating expenses	97,195	75,307	71,203
Operating income	51,084	59,288	52,348
Interest (income) expense, net	(2,206)	(971)	2,834
Other expense (income), net	(56)	457	(354)
Income before provision for income taxes	53,346	59,802	49,868
Provision for income taxes	8,250	26,893	12,916
Net income	$45,096	$32,909	$36,952
Earnings per share:
Basic	$1.42	$1.05	$1.19
Diluted	$1.40	$1.02	$1.16
Weighted average number of shares outstanding:
Basic	31,671	31,491	31,128
Diluted	32,200	32,162	31,790

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$45,096	$32,909	$36,952
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments, net of tax	136	(89)	(37)
Change in currency translation adjustments	(194)	1,663	(119)
Total comprehensive income	$45,038	$34,483	$36,796

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended December 31, 2018, 2017 and 2016

(In thousands)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2015	30,949	$31	$394,928	$(2,623)	$(121,658)	$270,678
Issuance of shares through share-based compensation plans, net	713	—	850	—	—	850
Repurchase of common stock	(615)	—	(8,044)	—	—	(8,044)
Net income	—	—	—	—	36,952	36,952
Share-based compensation	—	—	4,775	—	—	4,775
Tax benefit for share-based compensation plans	—	—	792	—	—	792
Share-based compensation plan withholdings	—	—	(1,587)	—	—	(1,587)
Redemption of stock warrants	80	—	(10,525)	—	—	(10,525)
Currency translation	—	—	—	(119)	—	(119)
Unrealized loss on investments	—	—	—	(37)	—	(37)
Balance at December 31, 2016	31,127	31	381,189	(2,779)	(84,706)	293,735
Issuance of shares through share-based compensation plans, net	375	1	623	—	—	624
Net income	—	—	—	—	32,909	32,909
Share-based compensation	—	—	5,670	—	—	5,670
Cumulative effect of a change in accounting for share-based compensation	—	—	72	—	(72)	—
Share-based compensation plan withholdings	—	—	(1,358)	—	—	(1,358)
Redemption of stock warrants	102	—	—	—	—	—
Currency translation	—	—	—	1,663	—	1,663
Unrealized loss on investments	—	—	—	(89)	—	(89)
Balance at December 31, 2017	31,604	32	386,196	(1,205)	(51,869)	333,154
Issuance of shares through share-based compensation plans, net	363	—	624	—	—	624
Repurchase of common stock	(1,061)	(1)	(21,068)	—	—	(21,069)
Net income	—	—	—	—	45,096	45,096
Share-based compensation	—	—	6,062	—	—	6,062
Share-based compensation plan withholdings	—	—	(1,921)	—	—	(1,921)
Currency translation	—	—	—	(194)	—	(194)
Unrealized gain on investments	—	—	—	136	—	136
Balance at December 31, 2018	30,906	$31	$369,893	$(1,263)	$(6,773)	$361,888

The accompanying notes are an integral part of these consolidated financial statements

RUDOLPH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$45,096	$32,909	$36,952
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation	4,848	3,990	3,677
Amortization of convertible note discount and issuance costs	—	—	2,154
Amortization of intangibles	1,534	1,940	2,320
Foreign currency exchange loss	255	457	592
Gain on disposal of property, plant and equipment	—	—	(946)
Change in fair value of contingent consideration	1,010	133	170
Share-based compensation	6,062	5,670	4,775
Provision for doubtful accounts and inventory valuation	3,335	3,608	2,971
Deferred income taxes	2,163	17,207	5,011
Change in operating assets and liabilities:
Accounts receivable	706	430	(9,279)
Income taxes	1,056	(4,727)	(3,021)
Inventories	(31,545)	(4,218)	4,003
Prepaid expenses and other assets	(3,101)	(1,686)	2,038
Accounts payable	3,512	3,198	1,169
Deferred revenue	545	(1,122)	896
Other liabilities	(382)	6,382	(6,057)
Net cash and cash equivalents provided by operating activities	35,094	64,171	47,425
Cash flows from investing activities:
Purchases of marketable securities	(140,018)	(164,661)	(146,865)
Proceeds from sales of marketable securities	186,332	143,349	175,460
Purchases of property, plant and equipment	(7,542)	(10,210)	(3,291)
Cash advance on convertible note receivable	(5,000)	—	—
Purchase of intangible assets	—	(1,000)	(2,000)
Proceeds from sale of property, plant & equipment	—	—	1,165
Net cash and cash equivalents provided by (used in) investing activities	33,772	(32,522)	24,469
Cash flows from financing activities:
Payment of senior convertible debt	—	—	(60,000)
Redemption of stock warrants	—	(1,025)	(9,500)
Purchases of common stock	(21,069)	—	(8,044)
Tax payments related to shares withheld for share-based compensation plans	(1,921)	(1,358)	(1,587)
Payment of contingent consideration for acquired business	(1,543)	(792)	(622)
Issuance of shares through share-based compensation plans	624	623	850
Net cash and cash equivalents used in financing activities	(23,909)	(2,552)	(78,903)
Effect of exchange rate changes on cash and cash equivalents	(339)	814	314
Net increase (decrease) in cash and cash equivalents	44,618	29,911	(6,695)
Cash and cash equivalents at beginning of year	67,770	37,859	44,554
Cash and cash equivalents at end of year	$112,388	$67,770	$37,859
Supplemental disclosure of cash flow information:
Income taxes paid, net	$4,301	$14,605	$10,980
Interest paid	$—	$—	$2,250
Litigation settlement received	$—	$13,000	$14,643

The accompanying notes are an integral part of these consolidated financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	Organization and Nature of Operations:

Rudolph Technologies, Inc. is a worldwide leader in the design, development, manufacture and support of process control tools that perform macro-defect inspections and metrology, lithography systems, and process control analytical software used by semiconductor and advanced packaging device manufacturers. The Company has branch sales and service offices in South Korea, Taiwan and Singapore and wholly-owned sales and service subsidiaries in the United States, Europe, Japan and China. The Company operates in a single reportable segment and is a provider of process characterization equipment and software for wafer fabs and advanced packaging facilities.

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

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Year Ended December 31,
	2018	2017	2016
Systems	$205,073	$191,411	$165,601
Software licensing, support and maintenance	29,168	25,473	29,795
Parts	28,658	27,143	25,343
Services	10,885	11,071	12,041
Total revenue	$273,784	$255,098	$232,780

The following table represents a disaggregation of revenue by timing of revenue:

Year Ended December 31,
2018
Point-in-time	$257,124
Over-time	16,660
Total revenue	$273,784

See Note 14 of the Notes to the Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

Systems Revenue

Revenue from systems is recognized when the Company transfers control of the product to the customer. To indicate transfer of control, the Company must have a present right to payment, legal title must have passed to the customer and the customer must have the significant risks and rewards of ownership. The Company generally transfers control for system sales when the customer or the customer’s agent picks up the system at the Company’s facility. Payment for the majority of the Company’s systems have 80-90% of the invoice amount due within 30 days and the remaining amount due upon completion of installation, recalibration and qualification by the customer. The Company provides an assurance warranty on its systems for a period of twelve to fifteen months against defects in material and workmanship. The Company provides for the estimated cost of product warranties at the time revenue is recognized.

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

Changes in deferred revenue were as follows:

Year Ended December 31,
2018
Balance, beginning of the period	$7,206
Deferral of revenue	19,326
Recognition of deferred revenue	(18,452)
Balance, ending of the period	$8,080

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

C. Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include the allowance for doubtful accounts, excess and obsolete inventory, fair value of assets acquired and liabilities assumed in a business combination (including contingent consideration), recoverability and useful lives of property, plant and equipment and identifiable intangible assets, recoverability of goodwill, recoverability of deferred tax assets, liabilities for product warranty, contingencies, including litigation reserves and share-based payments and liabilities for tax uncertainties. Actual results could differ from those estimates.

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

G. Inventories:

Inventories are stated at the lower of cost or net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less predictable costs of completion, disposal and transportation.  Cost is generally determined on a first-in, first-out basis, and includes material, labor and manufacturing overhead costs. The Company reviews and sets standard costs as needed, but at a minimum, on an annual basis, at current manufacturing costs in order to approximate actual costs.

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

J. Goodwill and Intangible Assets:

Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually and when there are indications of impairment. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. The Company has the option to first assess qualitative factors to determine whether the

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company elects this option and after assessing the totality of events or circumstances, the Company determines that it is not likely that the fair value of its reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company has not elected this option to date.  The Company estimates the fair value of its reporting unit using the market value of its common stock at October 31 multiplied by the number of outstanding common shares (market capitalization) and an implied control premium as if it were to be acquired by a single stockholder.  The Company also obtains information on completed sales of similar companies in the related industry to estimate the implied control premium for the Company.  If the results of the initial market capitalization test produce results that are below the reporting unit carrying value, the Company will also consider if the market capitalization is temporarily low and, if so, we may also perform a discounted cash flow test. The Company tested for goodwill impairment on October 31, 2018.  No impairments were noted.

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

M. Income Taxes:

The Company accounts for income taxes using the asset and liability approach for deferred taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. A valuation allowance is recorded to reduce a deferred tax asset to that portion which more likely than not will be realized.  The Company does not record tax expense impact for foreign withholding taxes and outside basis differences on the undistributed earnings of its foreign operations as it is the Company’s intention to permanently re-invest undistributed earnings.

For additional information on the Company’s income taxes, see Note 12 of Notes to the Consolidated Financial Statements.

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

Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and income and expense accounts and cash flow items are translated at average monthly exchange rates during the period. Net exchange gains or losses resulting from the translation of foreign financial statements and the effect of exchange rates on intercompany transactions of a long-term investment nature are recorded directly as a separate component of stockholders’ equity under the

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

caption, “Accumulated other comprehensive loss.” Any foreign currency gains or losses related to transactions are included in operating results. The Company had accumulated exchange losses resulting from the translation of foreign operation financial statements of $1,273 and $1,079 as of December 31, 2018 and 2017, respectively.

O. Share-based Compensation:

Share-based awards are measured based on the grant-date fair value of the award and recognized over the period from the service inception date through the date the employee is no longer required to provide service to earn the award. Effective upon the Company’s adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” on January 1, 2017, forfeitures are accounted for as they occur. Prior to the adoption of ASU No. 2016-09, expected forfeitures were included in determining share-based compensation expense.

For additional information on the Company’s share-based compensation plans, see Note 10 of Notes to the Consolidated Financial Statements.

P. Research and Development Costs:

Expenditures for research and development are expensed as incurred.

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

R. Derivative Instruments and Hedging Activities:

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At December 31, 2018 and 2017, these contracts included the future sale of Japanese Yen to purchase U.S. dollars. The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to hedge a portion of certain intercompany obligations. The forward contracts are not designated as hedges for accounting purposes and therefore, the change in fair value is recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.  The Company records its forward contracts at fair value in either prepaid expenses and other current assets or other current liabilities in the Consolidated Balance Sheets.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Notional amount	6,746	8,417
Fair value of asset (liability)	(32)	45

During the year ended December 31, 2018, the Company recognized a loss of $81 on maturities of forward contracts.  For the years ended December 31, 2017 and 2016, the Company recorded gains of $105 and $417 on maturities of forward contracts, respectively.  The aggregate notional amounts of matured contracts were $8,465, $9,582 and $6,641 for 2018, 2017 and 2016, respectively.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

S. Contingencies and Litigation

The Company is subject to the possibility of losses from various contingencies, including certain legal proceedings, lawsuits and other claims. The Company accrues for a loss contingency when it concludes that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. If the Company concludes that loss contingencies that could be material to any one of its financial statements are not probable, but are reasonably possible, or are probable, but cannot be estimated, then the Company discloses the nature of the loss contingencies, together with an estimate of the range of possible loss or a statement that such loss is not reasonably estimable. The Company expenses as incurred the costs of defending legal claims against the Company. The Company does not recognize gain contingencies until realized. See Note 9 of the Notes to the Consolidated Financial Statements, “Commitments and Contingencies” for a detailed description.

T. Recent Accounting Pronouncements:

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

Effective January 1, 2018, the Company adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance on statement of cash flows presentation for eight specific cash flow issues where diversity in practice exists.  The Company retrospectively adopted ASU No. 2018-15 resulting in a reclassification related to contingent consideration payments made after a business combination. The reclassification of $0.2 million from cash flows from financing activities to cash flows from operating activities is reflected in the Consolidated Statement of Cash Flows for the twelve month period ended December 31, 2017.  Adoption of additional guidance under ASU No. 2016-15 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

Effective January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes nearly all existing revenue recognition guidance.  The core principle of this ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As a result of the adoption of ASU No. 2014-09, the Company changed its accounting policy for revenue recognition. Refer to Item B of this Note to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for further information.

Recently Issued

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.”  This ASU is part of the FASB’s larger disclosure framework project intended to improve the effectiveness of financial statement footnote disclosure.  ASU No. 2018-13 modifies required fair value disclosures related primarily to level 3 investments.  This ASU is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods.  The adoption of ASU No. 2018-13 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  The ASU is effective for the fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The adoption of ASU No. 2018-07 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and cash flows.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The new guidance allows

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings.  The guidance also requires certain new disclosures regardless of a company’s election.  The standard is effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods, with earlier adoption permitted.  The adoption of ASU No. 2018-02 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and cash flows.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.”  This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718.  The ASU is effective for the fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years.  The adoption of ASU No. 2017-09 is not expected to have a material effect on the Company’s consolidated financial position, results of operations, and cash flows, if any.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which introduces new guidance for the accounting for credit losses on instruments within its scope.  Given the breadth of that scope, this ASU will impact both financial services and non-financial services entities.  The standard is effective for fiscal years beginning after December 15, 2020.  The Company is currently evaluating the effect the adoption of ASU No. 2016-13 will have on its consolidated financial position, results of operations, and cash flows, if any.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company expects to adopt ASU No. 2016-02 upon its effective date of January 1, 2019 using the modified retrospective method and the Company will also elect the package of practical expedients. The Company anticipates the impact of adoption will be an increase to long-term assets and total liabilities of $14,000 to $15,000 as of January 1, 2019.

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

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2018 and December 31, 2017:

	Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$62,684	$—	$62,684	$—
Total assets	$62,684	$—	$62,684	$—
Liabilities:
Contingent consideration - acquisitions	$2,060	$—	$—	$2,060
Foreign currency forward contracts	32	—	32	—
Total liabilities	$2,092	$—	$32	$2,060
December 31, 2017
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$109,589	$—	$109,589	$—
Foreign currency forward contracts	45	—	45	—
Total assets	$109,634	$—	$109,634	$—
Liabilities:
Contingent consideration - acquisitions	$2,593	$—	$—	$2,593
Total liabilities	$2,593	$—	$—	$2,593

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

Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenue, timing of cash flows and estimates of discount rates of 9.2% and 8.6% for the years ended December 31, 2018 and 2017, respectively.  A significant decrease in the projected revenue or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

This table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2017	$2,593
Total loss due to remeasurement included in selling, general and administrative expense	1,010
Additions	—
Payments	(1,543)
Transfer into (out of) Level 3	—
Balance at December 31, 2018	$2,060

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

The carrying amount of the convertible notes receivable approximates fair value based on current interest rates for instruments with similar characteristics. Convertible notes receivable are initially recognized at fair value. The Company does not subsequently adjust the fair value of these convertible notes receivable unless it is determined that the convertible note receivable is impaired. The Company considers the issuer’s financial condition, payment history, and other relevant factors when assessing the collectability of the convertible note and to reserve the portion of such convertible note for which collection does not appear likely. Interest income is recognized as earned.

4.	Marketable Securities:

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale.  The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other expense (income)” on the Consolidated Statements of Operations.  The Company records other-than-temporary impairment charges for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at December 31, 2018 and 2017 are temporary in nature. The Company reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

At December 31, 2018 and 2017, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
December 31, 2018
Municipal notes and bonds	$62,681	$43	$40	$62,684
Total marketable securities	$62,681	$43	$40	$62,684
December 31, 2017
Municipal notes and bonds	$109,750	$—	$161	$109,589
Total marketable securities	$109,750	$—	$161	$109,589

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Consolidated Balance Sheet classification, is as follows at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$47,767	$47,732	$104,742	$104,605
Due after one through five years	14,914	14,952	5,008	4,984
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$62,681	$62,684	$109,750	$109,589

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at December 31, 2018 and 2017.

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2018
Municipal notes and bonds	$27,952	$30	$4,671	$10
Total marketable securities	$27,952	$30	$4,671	$10
December 31, 2017
Municipal notes and bonds	$98,805	$161	$—	$—
Total marketable securities	$98,805	$161	$—	$—

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

5.	Goodwill and Purchased Intangible Assets:

Goodwill

The gross amount of goodwill at both December 31, 2018 and 2017 was $215,367.  Reflecting an impairment charge of $192,872 in 2008, the carrying amount of goodwill totaled $22,495 and remained unchanged over both the years ended December 31, 2018 and 2017.

Purchased Intangible Assets

Purchased intangible assets as of December 31, 2018 and 2017 are as follows:

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2018
Finite-lived intangibles:
Developed technology	$66,177	$59,692	$6,485
Customer and distributor relationships	9,560	9,082	478
Trade names	4,361	3,876	485
Total identifiable intangible assets	$80,098	$72,650	$7,448

December 31, 2017
Finite-lived intangibles:
Developed technology	$65,827	$58,522	$7,305
Customer and distributor relationships	9,560	8,818	742
Trade names	4,361	3,776	585
Total identifiable intangible assets	$79,748	$71,116	$8,632

Intangible asset amortization expense amounted to $1,534, $1,940 and $2,320 for the years ended December 31, 2018, 2017 and 2016, respectively. Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses are $1,548 for 2019, $1,346 for 2020, $598 for 2021, $532 for 2022, and $515 for 2023.

6.	Convertible Note Receivable:

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

As of December 31, 2018, the Convertible notes receivable balance was $5,000 with accrued interest of $41.

7.	Balance Sheet Details:

Inventories

Inventories are comprised of the following:

	December 31,
	2018	2017
Materials	$61,025	$39,765
Work-in-process	21,910	20,923
Finished goods	13,885	6,833
Total inventories	$96,820	$67,521

The Company has established reserves of $11,678 and $13,035 at December 31, 2018 and 2017, respectively, for slow moving and obsolete inventory.  During 2018, the Company recorded a net charge in cost of revenue of $3,042 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2018, the Company disposed of $4,398 of inventory.  During 2017, the Company recorded a

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

net charge in cost of revenue of $3,833 for the write-down of inventory for excess parts, for older product lines and for parts that were rendered obsolete by design and engineering advancements. In 2017, the Company disposed of $1,343 of inventory.

Property, Plant and Equipment

Property, plant and equipment, net, is comprised of the following:

	December 31,
	2018	2017
Land and building	$2,584	$2,584
Machinery and equipment	29,097	29,870
Furniture and fixtures	3,226	3,201
Computer equipment and software	7,906	5,444
Leasehold improvements	9,448	9,472
	52,261	50,571
Accumulated depreciation	(33,387)	(33,229)
Total property, plant and equipment, net	$18,874	$17,342

Depreciation expense amounted to $4,848, $3,990 and $3,677 for the years ended December 31, 2018, 2017 and 2016, respectively.

Other assets

Other assets is comprised of the following:

	December 31,
	2018	2017
Convertible note receivable	$5,000	$—
Other	506	492
Total other assets	$5,506	$492

Other current liabilities

Other current liabilities is comprised of the following:

	December 31,
	2018	2017
Contingent consideration - acquisitions	$1,422	$634
Customer deposits	1,135	5,561
Accrued inventory	1,103	384
Intangible asset acquisition - Stella Alliance	150	100
Deferred rent	75	151
Other	3,658	2,454
Total other current liabilities	$7,543	$9,284

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	December 31,
	2018	2017
Unrecognized tax benefits (including interest)	$5,409	$4,660
Contingent consideration - acquisitions	638	1,959
Deferred revenue	1,314	983
Deferred rent	1,405	750
Other	2,395	2,109
Total non-current liabilities	$11,161	$10,461

8.	Debt Obligations:

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

The following table presents the amount of interest cost recognized relating to the Notes during the years ended December 31, 2018, 2017 and 2016.

	December 31,
	2018	2017	2016
Contractual interest coupon	$—	$—	$1,186
Amortization of interest discount	—	—	1,893
Amortization of debt issuance costs	—	—	261
Total interest cost recognized	$—	$—	$3,340

9.	Commitments and Contingencies:

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

Warranty Reserves

The Company generally provides a warranty on its products for a period of 12 to 15 months against defects in material and workmanship. The Company estimates the costs that may be incurred during the warranty period and records a liability in the amount of such costs at the time revenue is recognized. The Company’s estimate is based primarily on historical experience. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Settlements of warranty reserves are generally associated with sales that occurred during the 12 to 15 months prior to the year-end and warranty accruals are related to sales during the same year.

Changes in the Company’s warranty reserves are as follows:

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of the period	$2,427	$1,788	$1,894
Accruals	3,486	3,464	2,405
Usage	(3,472)	(2,825)	(2,511)
Balance, end of the period	$2,441	$2,427	$1,788

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. As of December 31, 2018, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position or otherwise.

Lease Agreements

The Company rents space for its corporate headquarters, manufacturing and service operations and sales offices, which expire through 2029. Total rent expense for these facilities amounted to $3,311, $3,292 and $3,296 for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company also leases certain equipment pursuant to operating leases, which expire through 2023.  Rent expense related to these leases amounted to $98, $111 and $99 for the years ended December 31, 2018, 2017 and 2016, respectively.

Total future minimum lease payments under noncancelable operating leases as of December 31, 2018 amounted to $3,170 for 2019, $2,801 for 2020, $2,107 for 2021, $2,051 for 2022, $1,725 for 2023 and $7,484 for all periods thereafter.

Royalty Agreements

Under various licensing agreements, the Company is obligated to pay royalties based on net sales of products sold. There are no minimum annual royalty payments. Royalty expense amounted to $1,904, $1,117 and $586 for the years ended December 31, 2018, 2017 and 2016, respectively.

Open and Committed Purchase Orders

The Company has open and committed purchase orders of $71,752 as of December 31, 2018.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of December 31, 2018 was approximately $93,920 with an available interest rate of 4.0%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

10.	Share-Based Compensation and Employee Benefit Plans:

Share-Based Compensation Plans

The Company’s share-based compensation plans are intended to attract and retain employees and to provide an incentive for them to assist the Company to achieve long-range performance goals and to enable them to participate in long-term growth of the Company. The Company settles restricted stock unit awards and stock option exercises with newly issued common shares.

The Company established the 2018 Stock Plan (the “2018 Plan”) effective May 16, 2018. The 2018 Plan provides for the grant of 3,240 stock awards and stock options to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Shares of common stock available for future grants from a previous stock plan totaled 128 and were carried forward into the allocated balance of the 2018 Plan.  Restricted stock units granted under the 2018 Plan typically vest over a three to five-year period for employees and one year for directors; however, other vesting periods are allowable under the 2018 Plan. Restricted stock units granted to employees have time based or performance based vesting.  If options were to be granted under the 2018 Plan, they would typically grade vest over a five-year period and expire ten years from the date of grant.  As of December 31, 2018, there were shares of common stock available for issuance pursuant to future grants under the 2018 Plan totaling 3,332.

The Company established the 2009 Stock Plan (the “2009 Plan”) effective November 1, 2009. The 2009 Plan provided for the grant of 3,300 stock options and other stock awards to employees, directors and consultants at an exercise price equal to or greater than the fair market value of the common stock on the date of grant. Shares of common stock available for future grants from a previous stock plan totaled 2,558 and were carried forward into the allocated balance of the 2009 Plan. Options granted under the 2009 Plan typically grade vested over a five-year period and expire ten years from the date of grant. Restricted stock units granted under the 2009 Plan typically vest over a three to five-year period for employees and one year for directors; however, other vesting periods are allowable under the 2009 Plan. Restricted stock units granted to employees have time based or performance based vesting.  In the second quarter of 2018, the 2009 Plan was terminated and therefore as of December 31, 2018, there were no shares of common stock available for issuance pursuant to future grants under the 2009 Plan.  As of December 31, 2017, there were 2,049 shares of common stock available for issuance pursuant to future grants under the 2009 Plan.

The following table reflects share-based compensation expense by type of award:

	Year Ended December 31,
	2018	2017	2016
Share-based compensation expense:
Restricted stock units, including all performance and market based awards	$6,062	$5,433	$4,457
Stock options	—	237	318
Total share-based compensation	6,062	5,670	4,775
Tax effect on share-based compensation	1,362	2,052	1,743
Net effect on net income	$4,700	$3,618	$3,032
Effect on earnings per share:
Basic	$(0.15)	$(0.11)	$(0.10)
Diluted	$(0.15)	$(0.11)	$(0.10)

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the years ended December 31, 2016, 2017 and 2018 follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	1,169	$11.40
Granted	429	$13.20
Vested	(413)	$10.80
Forfeited	(49)	$11.14
Nonvested at December 31, 2016	1,136	$12.30
Granted	280	$22.70
Vested	(321)	$11.90
Forfeited	(81)	$13.78
Nonvested at December 31, 2017	1,014	$14.88
Granted	283	$27.99
Vested	(404)	$14.26
Forfeited	(99)	$17.79
Nonvested at December 31, 2018	794	$19.51

Included in the number of shares granted in the table directly above are market performance-based restricted stock units (“MPRSUs”) granted to executives in the first quarters of 2018 and 2017.  The MPRSUs cliff vest at the end of the three years period and have a maximum potential to vest at 200% based on TSR performance. The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term.

The following table provides details of the MPRSUs granted during the twelve month periods ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Granted	53	38
Maximum vest potential shares	105	76
Estimated fair value per share	$30.76	$25.30

As of December 31, 2018, there was $9,517 of total unrecognized compensation cost related to restricted stock units granted under the plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Stock Option Activity

A summary of the Company’s stock option activity with respect to the years ended December 31, 2016, 2017 and 2018 follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	490	$9.46
Granted	—	—
Exercised	(231)	7.76
Expired	(44)	14.74
Forfeited	—	—
Outstanding at December 31, 2016	215	10.19
Granted	—	—
Exercised	(142)	9.14
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2017	73	$12.22
Granted	—	—
Exercised	(26)
Expired	—	—
Forfeited	—	—
Outstanding at December 31, 2018	47	$12.22	4.0	$384
Vested or expected to vest at December 31, 2018	47	$12.22	4.0	$384
Exercisable at December 31, 2018	47	$12.22	4.0	$384

The total intrinsic value of the stock options exercised during 2018, 2017 and 2016 was $384, $853 and $1,312, respectively.  All options outstanding and exercisable at December 31, 2018 had an exercise price of $12.22.  As of December 31, 2018, there was no unrecognized compensation cost related to stock options granted under the plans.

Non-Employee Stock Options

At December 31, 2018 and 2017, the fair value of outstanding stock options to non-employees was $126 and $268, respectively.

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan (the “ESPP”) effective November 1, 2018.  The Company’s prior employee stock purchase plan, effective November 1, 2009 was terminated in the fourth quarter of 2018.  Under the terms of the ESPP, eligible employees may have up to 15% of eligible compensation deducted from their pay and applied to the purchase of shares of Company common stock. The price the employee must pay for each share of stock will be 95% of the fair market value of Company common stock at the end of the applicable six-month purchase period. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code and is a non-compensatory plan as defined by FASB ASC 718, “Stock Compensation.” No stock-based compensation expense attributable to employee stock purchase plan was recorded for the years ended December 31, 2018, 2017 and 2016.  Through the Company’s employee stock purchase plans, employees purchased 13, 11 and 15 shares during the twelve months ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018 and 2017, there were 1,500 and 2,251 shares available for issuance under the Company’s employee stock purchase plans, respectively.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

401(k) Savings Plan

The Company has a 401(k) savings plan that allows employees to contribute up to 100% of their annual compensation to the Plan on a pre-tax or after tax basis, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The plan provides a 50% match of all employee contributions up to 6 percent of the employee’s salary.  Company matching contributions to the plan totaled $1,118, $1,047 and $1,017 for the years ended December 31, 2018, 2017 and 2016, respectively.

Profit Sharing Program

The Company has a profit sharing program, wherein a percentage of pre-tax profits, at the discretion of the Board of Directors, is provided to all employees who have completed a stipulated employment period. The Company did not make contributions to this program for the years ended December 31, 2018, 2017 and 2016.

11.	Other Expense (Income), Net:

Other expense (income), net is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Foreign currency exchange losses (gains), net	$255	$457	$592
Gain on casualty insurance claim	(302)	—	—
Other	(9)	—	(946)
Total other expense (income), net	$(56)	$457	$(354)

12.	Income Taxes:

The components of income tax expense are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$4,423	$6,020	$6,084
State	1,038	507	983
Foreign	626	3,159	838
	6,087	9,686	7,905
Deferred:
Federal	1,961	17,034	4,765
State	(73)	643	184
Foreign	275	(470)	62
	2,163	17,207	5,011
Total income tax expense	$8,250	$26,893	$12,916

The income before tax is comprised of the following:

	Year Ended December 31,
	2018	2017	2016
Domestic operations	$49,089	$57,079	$47,599
Foreign operations	$4,257	$2,723	$2,269

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. federal income tax rate of 21% for the year ended December 31, 2018, and 35% for years ended December 31, 2017 and 2016 to income before provision for income taxes as follows:

	Year Ended December 31,
	2018	2017	2016
Federal income tax provision at statutory rate	$11,203	$20,931	$17,454
State taxes, net of federal effect	747	573	822
Foreign taxes, net of federal effect	17	(238)	(1,613)
Domestic manufacturing benefit	—	(1,569)	(1,244)
FDII Deduction, related to the Tax Act	(2,217)	—	—
GILTI income net of S250 deduction, related to the Tax Act	113	—	—
Section 162(m)	526	—	—
Research tax credit	(2,298)	(1,559)	(692)
Deferred tax true-up	57	41	(1,644)
Remeasurement of deferred tax balances, related to the Tax Act	(33)	8,020	—
Transition tax on foreign earnings, related to the Tax Act	138	(106)	—
Other	(3)	800	(167)
Provision for income taxes	$8,250	$26,893	$12,916
Effective tax rate	15%	45%	26%

The U.S. government enacted the Tax Act on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including, but not limited to, (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years and (2) bonus depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that affected 2018, including, but not limited to, (1) reduction of the U.S. federal corporate tax rate; (2) the creation of the Base Erosion and Anti-Abuse (“BEAT”), a new minimum tax; (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax Global Intangible Low-Taxed Income (“GILTI”), which allows for the possibility of using foreign tax credits and a deduction of up to 50 percent to offset the income tax liability (subject to some limitations); (5) the repeal of the domestic production activity deduction; (6) limitations on the deductibility of certain executive compensation; (7) limitations on the use of foreign tax credits to reduce the U.S. income tax liability; and (8) a new provision designed to allow a benefit for the foreign-derived intangible income (“FDII”).  In 2018 we evaluated the effects and have determined what accounting policies needed to change and we have calculated the impact of the above provisions.

At December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Tax Act and, therefore, recorded final adjustments as follows:

•

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. For certain of its deferred tax assets and deferred tax liabilities, the Company has recorded a provisional decrease of $8.0 million, respectively, with a corresponding net adjustment to deferred income tax expense of $8.0 million for the year ended December 31, 2017. During the fourth quarter of 2018, the Company completed the accounting for such revaluation and determined that no adjustment was required. Despite the completion of the Company’s accounting for the Tax Act under SAB 118, many aspects of the law remain unclear and the Company expects ongoing guidance to be issued at both the federal and state levels. The Company will continue to monitor and assess the impact of any new developments.

•

Transition tax: The transition tax is a tax on previously deferred earnings and profits (“E&P”) of certain of its foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company was able to make a reasonable estimate of the transition tax in the prior year ended on December

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

31, 2017 and recorded a provisional transition tax obligation of $1.5 million with a corresponding adjustment to current income tax expense. The Company also computed a Section 78 foreign tax credit from the post-1986 E&P of the relevant subsidiaries that resulted in a current income tax benefit of $1.5 million.  An additional $0.1 million was expensed in the third quarter of 2018 due to finalization of the prior year provisional Tax Act calculations.

•

Valuation allowances: The Company, as of December 31, 2017, had to assess whether its valuation allowance analyses are affected by various aspects of the Tax Act. Since, as discussed herein, the Company has recorded provisional amounts related to certain portions of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. The Company concluded that with all the facts that are available at this point in time that that a full valuation allowance on all carry forward foreign tax credits were needed.  The Company recorded the valuation allowance as of December 31, 2017 in the amount of $1.5 million with a corresponding adjustment to current income tax expense.  Per the completion of the analysis in 2018, the Company concluded that a full valuation allowance of the foreign tax credits is still required against such deferred tax assets.  As of December 31, 2018, the Company’s foreign tax credit carry forwards have a full valuation allowance recorded in the amount of $2.2 million.

Deferred tax assets and liabilities are comprised of the following:

	December 31,
	2018	2017
Research and development credit carryforward	$198	$216
Reserves and accruals not currently deductible	1,969	1,883
Deferred revenue	1,201	1,075
Domestic net operating loss carryforwards	832	892
Foreign net operating loss and credit carryforwards	3,146	2,551
Intangibles	4,402	5,388
Share-based compensation	1,259	1,500
Inventory obsolescence reserve	2,774	3,260
Other	810	1,135
Gross deferred tax assets	16,591	17,900
Valuation allowance for deferred tax assets	(3,172)	(2,447)
Deferred tax assets after valuation allowance	13,419	15,453
Gross deferred tax liabilities	(609)	(574)
Net deferred tax assets	$12,810	$14,879

At December 31, 2018 and 2017, the Company had recorded valuation allowances of $3,172 and $2,447, respectively, on certain of the Company’s deferred tax assets to reflect the deferred tax assets at the net amount that is more likely than not to be realized.  The Company recorded a full valuation allowance on all foreign tax credits as of December 31, 2018 in the amount of $2,155, as well as increases to China net operating loss valuation allowance in the amount of $112 based on current year utilization and offset by write-downs of expired net operating losses.

In assessing the realizability of deferred tax assets, the Company uses a more likely than not standard. If it is determined that it is more-likely-than-not that deferred tax assets will not be realized, a valuation allowance must be established against the deferred tax assets. The ultimate realization of the assets is dependent on the generation of future taxable income during the periods in which the associated temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies when making this assessment.  In making the determination that it is more likely than not that the Company’s deferred tax assets will be realized as of December 31, 2018, the Company relied primarily on projected future taxable income.

At December 31, 2018, the Company had federal, state and foreign net operating loss carryforwards of $497, $205 and $990, respectively. The federal, state and foreign net operating loss carryforwards expire on various dates through December 31, 2032, December 31, 2032 and December 31, 2026, respectively.  At December 31, 2018, the Company had

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

federal and state research & development credits and foreign tax credit carryforwards of $0, $318 and $2,155, respectively.  The state research & development credits are set to expire at various dates through December 21, 2024. The foreign tax credit is set to expire at various dates through December 31, 2028.

A provision has not been made at December 31, 2018 for U.S. nor foreign withholding taxes recorded on approximately $7,914 of undistributed earnings of the Company’s foreign subsidiaries in Europe and Japan nor on any additional outside basis differences inherent in these entities because it is the present intention of management to permanently reinvest these undistributed earnings.  The estimated amount of additional tax would not be expected to have a significant impact on the Company’s results of operations.

The total amount of unrecognized tax benefits are as follows:

	December 31,
	2018	2017	2016
Balance, beginning of the period	$4,880	$4,827	$5,236
Gross increases—tax positions in prior period	496	171	118
Gross decreases—tax positions in prior period	(61)	(362)	(735)
Gross increases—current-period tax positions	213	244	208
Lapse of statute of limitations	—	—	—
Balance, end of the period	$5,528	$4,880	$4,827

Included in the Company’s unrecognized tax benefit ending balance at December 31, 2018 and 2017 are unrecognized tax benefits of $4,995 and $4,403, respectively, which would be reflected as an adjustment to income tax expense if recognized.  The year over year increase from 2017 to 2018 is primarily due to additional unrecognized tax benefits related to federal tax exposures.  It is reasonably possible that certain amounts of unrecognized tax benefits may reverse in the next 12 months; however, the Company does not expect such reversals to have a significant impact on its results of operations or financial position.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $199, $246 and $76, respectively, in interest and penalties expense associated with uncertain tax positions. As of December 31, 2018 and 2017, the Company had accrued interest and penalties expense related to unrecognized tax benefits of $1,445 and $1,190, respectively.

The Company is subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions.   The Company files U.S. federal, U.S. state and foreign tax returns. For U.S. federal tax purposes, the Company is generally no longer subject to tax examinations for years 2014 and prior. For U.S. state tax returns, the Company is generally no longer subject to tax examinations for years 2013 and prior. For foreign tax purposes, the Company is generally no longer subject to examination for tax periods 2013 and prior. Certain carryforward tax attributes generated in prior years remain subject to examination and adjustment.  The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.

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

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized (gains) losses on marketable securities	Accumulated other comprehensive loss (income)
Balance at December 31, 2016	$2,742	$37	$2,779
Net current period other comprehensive income	(1,663)	89	(1,574)
Reclassifications	—	—	—
Balance at December 31, 2017	1,079	126	1,205
Net current period other comprehensive loss	194	(136)	58
Reclassifications	—	—	—
Balance at December 31, 2018	$1,273	$(10)	$1,263

14.	Segment Reporting and Geographic Information:

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

The following table lists the different sources of revenue:

	Year Ended December 31,
	2018		2017		2016
Systems and Software:
Process control	$190,098	70%	$177,177	70%	$146,652	63%
Lithography	14,975	5%	14,234	5%	18,949	8%
Software licensing, support and maintenance	29,168	11%	25,473	10%	29,795	13%
Parts	28,658	10%	27,143	11%	25,343	11%
Services	10,885	4%	11,071	4%	12,041	5%
Total revenue	$273,784	100%	$255,098	100%	$232,780	100%

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company’s significant operations outside the United States include sales, service and application offices in Europe and Asia. For geographical revenue reporting, revenue is attributed to the geographic location in which the product is shipped. Revenue by geographic region is as follows:

	Year Ended December 31,
	2018	2017	2016
Revenue from third parties:
United States	$43,944	$36,104	$30,876
Taiwan	45,312	63,079	68,211
South Korea	51,750	44,180	15,556
Singapore	14,371	12,775	35,517
Austria	719	2,601	2,049
Japan	22,361	18,943	11,875
Germany	14,913	15,580	9,759
China	63,243	35,925	33,720
Other Europe	11,541	21,167	18,720
Other Asia	5,630	4,744	6,497
Total revenue	$273,784	$255,098	$232,780

In 2018, sales to SK Hynix Inc. accounted for 12.2% of the Company’s revenue.  No individual end user customer accounted for more than 10% of the Company’s revenue in 2017 and 2016.  The Company does not have purchase contracts with any of its customers that obligate them to continue to purchase its products.

At December 31, 2018 and 2017, no individual customer accounted for more than 10% of net accounts receivable.

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

For the year ended December 31, 2018, the weighted average number of restricted stock units and stock options excluded from the computation of diluted earnings per share were 52 and 0, respectively.  For the year ended December 31, 2017, the weighted average number of restricted stock units and stock options excluded from the computation of diluted earnings per share were 8 and 0, respectively.  For the year ended December 31, 2016, the weighted average number of restricted stock units and stock options excluded from the computation of diluted earnings per share were 0 and 39, respectively.

For the years ended December 31, 2017 and 2016, diluted earnings per share-weighted average shares outstanding included the effect resulting from assumed conversion of the Notes and warrants.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

The Company’s basic and diluted earnings per share amounts are as follows:

	December 31,
	2018	2017	2016
Numerator:
Net income	$45,096	$32,909	$36,952
Denominator:
Basic earnings per share - weighted average shares outstanding	31,671	31,491	31,128
Effect of potential dilutive securities:
Restricted stock units and stock options - dilutive shares	529	670	467
Convertible senior notes - dilutive shares	—	—	103
Warrants - dilutive shares	—	1	92
Diluted earnings per share - weighted average shares outstanding	32,200	32,162	31,790
Earnings per share:
Basic	$1.42	$1.05	$1.19
Diluted	$1.40	$1.02	$1.16

16.	Shares Repurchase Authorization:

In October 2018, the Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $ 40,000 worth of shares of its common stock.  The authorization provides for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization has no expiration date and may be discontinued at any time. In addition, during the fourth quarter of 2018, the Company completed the purchase of the remaining shares available under the prior 3,000 share repurchase authorization.  During the twelve months ended December 31, 2018, the Company repurchased 1,061 shares of common stock under its two share repurchase authorizations and those shares were subsequently retired.  At December 31, 2018, there were $33,239 available for future share repurchases.

The following table summarizes the Company’s stock repurchases for December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Shares of common stock repurchased	1,061	—	615
Cost of stock repurchased	$21,069	$-	$8,044
Average price paid per share	$19.86	$-	$13.07

17.	Quarterly Consolidated Financial Data (unaudited):

The following tables present certain unaudited consolidated quarterly financial information for the years ended December 31, 2018 and 2017. In the opinion of the Company’s management, this quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share data)

Year-over-year quarterly comparisons of the Company’s results of operations may not be meaningful, as the sequential quarterly comparisons set forth below tend to reflect the cyclical activity of the semiconductor industry as a whole. Other quarterly fluctuations in expenses are related directly to sales activity and volume and may also reflect the timing of operating expenses incurred throughout the year, and changes in tax rates.

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	Total
Revenue	$73,096	$77,476	$60,432	$62,780	$273,784
Gross profit	42,421	41,736	31,454	32,668	148,279
Income before income taxes	17,674	17,290	8,368	10,014	53,346
Net income	15,130	14,697	7,187	8,082	45,096
Income per share:
Basic	$0.48	$0.46	$0.23	$0.26	$1.42
Diluted	$0.47	$0.45	$0.22	$0.26	$1.40
Weighted average number of shares outstanding:
Basic	31,662	31,859	31,901	31,268	31,671
Diluted	32,317	32,437	32,408	31,645	32,200

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Total
Revenue	$60,679	$67,418	$66,920	$60,081	$255,098
Gross profit	31,868	35,456	35,145	32,126	134,595
Income before income taxes	9,607	12,752	25,663	11,780	59,802
Net income (loss)	7,151	9,193	17,369	(804)	32,909
Income (loss) per share:
Basic	$0.23	$0.29	$0.55	$(0.03)	$1.05
Diluted	$0.22	$0.29	$0.54	$(0.03)	$1.02
Weighted average number of shares outstanding:
Basic	31,290	31,501	31,571	31,597	31,491
Diluted	32,058	32,146	32,170	31,597	32,162

RUDOLPH TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to (Recovery of) Costs and Expense	Charged to Other Accounts (net)	Deductions	Balance at End of Period
Year 2018:
Allowance for doubtful accounts	$460	$293	$—	$62	$691
Deferred tax valuation allowance	2,447	725	—	—	3,172
Year 2017:
Allowance for doubtful accounts	$680	$(222)	$—	$(2)	$460
Deferred tax valuation allowance	1,924	626	(103)	—	2,447
Year 2016:
Allowance for doubtful accounts	$713	$5	$—	$38	$680
Deferred tax valuation allowance	2,205	71	(352)	—	1,924

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Rudolph Technologies, Inc. (Registrant)

By:	/s/ Michael P. Plisinski
Michael P. Plisinski Chief Executive Officer
Date:	February 15, 2019

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Signature	Title	Date

/s/ Michael P. Plisinski	Chief Executive Officer (Principal Executive Officer)	February 15, 2019
Michael P. Plisinski

/s/ Steven R. Roth	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2019
Steven R. Roth

/s/ Jeffrey A. Aukerman	Director	February 15, 2019
Jeffrey A. Aukerman

/s/ Leo Berlinghieri	Director	February 15, 2019
Leo Berlinghieri

/s/ Daniel H. Berry	Director	February 15, 2019
Daniel H. Berry

/s/ Vita A Cassese	Director	February 15, 2019
Vita A. Cassese

/s/ Thomas G. Greig	Director	February 15, 2019
Thomas G. Greig

/s/ David B. Miller	Director	February 15, 2019
David B. Miller

/s/ John R. Whitten	Director	February 15, 2019
John R. Whitten