Form 10-Q
period 2019-03-31
RUDOLPH TECHNOLOGIES INC
filed 2019-05-07
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (978) 253-6200

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	RTEC	New York Stock Exchange (NYSE)

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

The number of outstanding shares of the Registrant’s Common Stock on April 16, 2019 was 31,026,385.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$100,168	$112,388
Marketable securities	70,602	62,684
Accounts receivable, less allowance of $1,032 and $691	66,357	64,194
Inventories, net	103,989	96,820
Income taxes receivable	5,046	6,111
Prepaid expenses and other current assets	9,958	8,710
Total current assets	356,120	350,907
Property, plant and equipment, net	18,599	18,874
Operating lease right-of-use assets	13,734	—
Goodwill	22,495	22,495
Identifiable intangible assets, net	7,061	7,448
Other assets	18,301	18,316
Total assets	$436,310	$418,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,391	$30,681
Deferred revenue	7,491	6,767
Current operating lease obligations	2,458	—
Other current liabilities	7,852	7,543
Total current liabilities	44,192	44,991
Non-current operating lease obligations	12,742	—
Other non-current liabilities	9,514	11,161
Total liabilities	66,448	56,152
Commitments and contingencies
Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	370,714	369,893
Accumulated other comprehensive loss	(1,686)	(1,263)
Retained earnings (accumulated deficit)	803	(6,773)
Total stockholders’ equity	369,862	361,888
Total liabilities and stockholders’ equity	$436,310	$418,040

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$60,892	$73,096
Cost of revenue	28,873	30,675
Gross profit	32,019	42,421
Operating expenses:
Research and development	12,718	11,783
Selling, general and administrative	11,306	12,793
Amortization	387	380
Total operating expenses	24,411	24,956
Operating income	7,608	17,465
Interest income, net	(806)	(391)
Other (income) expense, net	(381)	182
Income before income taxes	8,795	17,674
Provision for income taxes	1,219	2,544
Net income	$7,576	$15,130
Earnings per share:
Basic	$0.25	$0.48
Diluted	$0.24	$0.47
Weighted average shares outstanding:
Basic	30,916	31,662
Diluted	31,266	32,317

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$7,576	$15,130
Other comprehensive income:
Change in net unrealized gains on marketable securities, net of tax	95	23
Change in currency translation adjustments	(518)	632
Total comprehensive income	$7,153	$15,785

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2018	30,906	$31	$369,893	$(1,263)	$(6,773)	$361,888
Issuance of shares through share-based compensation plans, net	103	—	—	—	—	—
Repurchase of common stock	(37)		(744)	—	—	(744)
Net income	—	—	—	—	7,576	7,576
Share-based compensation	—	—	2,163	—	—	2,163
Share-based compensation plan withholdings	(27)	—	(598)	—	—	(598)
Currency translation	—	—	—	(518)	—	(518)
Unrealized gain on investments	—	—	—	95	—	95
Balance at March 31, 2019	30,945	$31	$370,714	$(1,686)	$803	$369,862

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2017	31,604	$32	$386,196	$(1,205)	$(51,869)	$333,154
Issuance of shares through share-based compensation plans, net	169	—	122	—	—	122
Net income	—	—	—	—	15,130	15,130
Share-based compensation	—	—	1,507	—	—	1,507
Share-based compensation plan withholdings	(31)	—	(839)	—	—	(839)
Currency translation	—	—	—	632	—	632
Unrealized gain on investments	—	—	—	23	—	23
Balance at March 31, 2018	31,742	$32	$386,986	$(550)	$(36,739)	$349,729

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$7,576	$15,130
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	387	380
Depreciation	1,254	1,310
Foreign currency exchange (loss) gain	(381)	183
Change in fair value of contingent consideration	—	318
Share-based compensation	2,163	1,507
Provision for doubtful accounts and inventory valuation	1,028	705
Changes in operating assets and liabilities	(13,593)	(14,894)
Net cash and cash equivalents (used in) provided by operating activities	(1,566)	4,639
Cash flows from investing activities:
Purchases of marketable securities	(22,142)	(57,134)
Proceeds from sales of marketable securities	14,295	54,404
Purchases of property, plant and equipment	(1,320)	(1,442)
Net cash and cash equivalents used in investing activities	(9,167)	(4,172)
Cash flows from financing activities:
Purchase of common stock	(744)	—
Tax payments related to shares withheld for share-based compensation plans	(598)	(839)
Issuance of shares through share-based compensation plans	—	122
Net cash and cash equivalents used in financing activities	(1,342)	(717)
Effect of exchange rate changes on cash and cash equivalents	(145)	535
Net increase in cash and cash equivalents	(12,220)	285
Cash and cash equivalents at beginning of period	112,388	67,770
Cash and cash equivalents at end of period	$100,168	$68,055

Supplemental disclosure of cash flow information:
Income taxes paid	$114	$249

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three month period ended March 31, 2019 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019.  The accompanying Condensed Consolidated Balance Sheets at December 31, 2018 has been derived from the audited consolidated financial statements included in the 2018 10-K.

Recent Accounting Pronouncements

Recently Adopted

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”  This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost.  The ASU is effective for the fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The adoption of ASU No. 2018-07 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

Effective January 1, 2019, the Company adopted ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The new guidance allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from accumulated other comprehensive income to retained earnings.  The guidance also requires certain new disclosures regardless of a company’s election.  The standard is effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods, with earlier adoption permitted.  The adoption of ASU No. 2018-02 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. On January 1, 2019, the Company adopted ASU No. 2016-02 using the modified retrospective method which applies the provisions of the standard at the effective date without adjusting the comparative periods presented.  The Company also elected the package of practical expedients.

There was not a cumulative-effect adjustment to the Company’s beginning retained earnings as a result of adopting ASU No. 2016-02. The Company has recognized additional operating lease assets and obligations of $14.4 million as of January 1, 2019. The Company elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. For additional disclosure and detail, see Note 5 of the Notes to the Condensed Consolidated Financial Statements, “Leasing Arrangements.”

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” which introduced new guidance for the accounting for credit losses on instruments within its scope.  Given the breadth of that scope, this ASU will impact both financial services and non-financial services entities.  The standard is effective for fiscal years beginning after December 15, 2020.  The Company is currently evaluating the effect the adoption of ASU No. 2016-13 will have on its consolidated financial position, results of operations, and cash flows, if any.

Recently issued accounting guidance not discussed above is not applicable.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$70,602	$—	$70,602	$—
Foreign currency forward contracts	13	—	13	—
Total assets	$70,615	$—	$70,615	$—
Liabilities:
Contingent consideration - acquisitions	$2,060	$—	$—	$2,060
Total liabilities	$2,060	$—	$—	$2,060

December 31, 2018
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$62,684	$—	$62,684	$—
Total assets	$62,684	$—	$62,684	$—
Liabilities:
Contingent consideration - acquisitions	$2,060	$—	$—	$2,060
Foreign currency forward contracts	32	—	32	—
Total liabilities	$2,092	$—	$32	$2,060

Level 1 inputs are based on quoted market prices that are available in active markets.  The Company does not have any recurring financial assets and liabilities that are recorded in its Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 that are classified as Level 1 inputs.

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

Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenue, timing of cash flows and estimates of discount rates of 9.2% and 9.4% for the three months ended March 31, 2019 and 2018, respectively.  A significant decrease in the projected revenue or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

This table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2018	$2,060
Additions	—
Payments	—
Transfer into (out of) Level 3	—
Balance at March 31, 2019	$2,060

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

The carrying amount of the convertible notes receivable approximates fair value based on current interest rates for instruments with similar characteristics.  Convertible notes receivable are initially recognized at fair value. The Company does not subsequently adjust the fair value of these convertible notes receivable unless it is determined that the convertible notes receivable are impaired. The Company considers the issuer’s financial condition, payment history, and other relevant factors when assessing the collectability of a convertible note and to reserve the portion of such convertible note for which collection does not appear likely. Interest income is recognized as earned.

NOTE 3. Marketable Securities

The Company has evaluated its investment policies and determined that all of its marketable securities, which are comprised of debt securities, are to be classified as available-for-sale.  The Company’s available-for-sale debt securities are carried at fair value, with the unrealized gains and losses reported in Stockholders’ equity under the caption “Accumulated other comprehensive loss.”  Realized gains and losses on available-for-sale securities are included in “Other expense (income)” on the Condensed Consolidated Statements of Operations.  The Company records other-than-temporary impairment charges for its available-for-sale debt securities when it intends to sell the securities, it is more-likely-than not that it will be required to sell the securities before a recovery, or when it does not expect to recover the entire amortized cost basis of the securities.  The cost of securities sold is based on the specific identification method.

The Company has determined that the gross unrealized losses on its marketable securities at March 31, 2019 and December 31, 2018 are temporary in nature.  The Company reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment.  Factors considered in determining whether a loss is other-than-

temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

At March 31, 2019 and December 31, 2018, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
March 31, 2019
Municipal notes and bonds	$70,481	$126	$5	$70,602
Total marketable securities	$70,481	$126	$5	$70,602
December 31, 2018
Municipal notes and bonds	$62,681	$43	$40	$62,684
Total marketable securities	$62,681	$43	$40	$62,684

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$57,345	$57,379	$47,767	$47,732
Due after one through five years	13,136	13,223	14,914	14,952
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$70,481	$70,602	$62,681	$62,684

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at March 31, 2019 and December 31, 2018:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2019
Municipal notes and bonds	$10,400	$1	$4,676	$4
Total	$10,400	$1	$4,676	$4
December 31, 2018
Municipal notes and bonds	$27,952	$30	$4,671	$10
Total	$27,952	$30	$4,671	$10

See Note 2 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 4. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At March 31, 2019 and December 31, 2018, these contracts included the future sale of Japanese Yen to purchase U.S. dollars.  Derivative instruments are measured at fair value and recognized as either, “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets with changes in the net derivatives position reflected in operating cash flows.  The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations.  The forward contracts are not designated as hedges for accounting purposes and increases in the fair value of $45 for the three months ended March 31, 2019 and a decrease in the fair value of $433 for the three months ended March 31, 2018, are recorded under the caption “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Notional amount	$5,806	$6,746
Fair value of asset (liability)	$13	$(32)

NOTE 5. Leasing Arrangements

The Company leases space for its corporate headquarters, manufacturing, sales and service operations, vehicles and information technology equipment under operating leases. All of the Company’s leases are operating leases.  The Company elected not to apply Accounting Standard Codification Topic 842 (“ASC 842”) to arrangements with lease terms of less than 12 months.  Operating lease right-of-use assets and obligations are reflected within the captions “Operating lease right-of-use assets,” “Current operating lease obligations,” and “Non-current operating lease obligations,” respectively, on the Condensed Consolidated Balance Sheets.

Operating lease costs were $877 during the three months ended March 31, 2019.  These costs are primarily related to long-term operating leases, but also include immaterial amounts for short-term leases less than 12 months.  Operating lease costs are recognized on a straight-line basis over the terms of the leases.

Additional operating lease right-of-use assets of $10 were recognized as non-cash asset additions that resulted from new operating lease liabilities during the three months ended March 31, 2019. Cash paid for amounts included in the present value of operating lease liabilities was $846 during the three months ended March 31, 2019 and is included in operating cash flows.

The Company often has the option to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average of the remaining lease term for operating leases as of March 31, 2019 was 8.1 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on the lease term in which lease payments are made. The weighted average discount rate used to measure operating lease liabilities as of March 31, 2019 was 4.7%.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of March 31, 2019:

March 31, 2019
Maturity of Lease Liabilities	Lease Payments
2019	$2,361
2020	2,944
2021	2,019
2022	1,988
2023	$1,698
Thereafter	7,484
Total undiscounted operating lease payments	$18,494
Less: Imputed interest	3,294
Present value of operating lease liabilities	$15,200

NOTE 6. Purchased Intangible Assets

Purchased intangible assets as of March 31, 2019 and December 31, 2018 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
March 31, 2019
Finite-lived intangibles:
Developed technology	$66,177	$59,987	$6,190
Customer and distributor relationships	9,560	9,149	411
Trade names	4,361	3,901	460
Total identifiable intangible assets	$80,098	$73,037	$7,061
December 31, 2018
Finite-lived intangibles:
Developed technology	$66,177	$59,692	$6,485
Customer and distributor relationships	9,560	9,082	478
Trade names	4,361	3,876	485
Total identifiable intangible assets	$80,098	$72,650	$7,448

Intangible asset amortization expenses for the three months ended March 31, 2019 and 2018 were $387 and $380, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses for the remainder of 2019 are $1,161, and for each of the next five years estimated amortization expenses are $1,346 for 2020, $598 for 2021, $532 for 2022, $515 for 2023, and $431 for 2024.

NOTE 7. Convertible Notes Receivable

The Company entered into a convertible loan agreement with Simax Precision Technologies Limited (“Simax”) on May 31, 2018.  Under the agreement, Simax may borrow from the Company up to $15,000 in multiple promissory notes, subject to limitations.  The Company expects to be a supplier of lithography modules to Simax which is focused on the manufacture, sale and service of lithography systems.

The convertible notes will bear a rate of interest of 4.25% per annum payable on a semi-annual basis.  The convertible notes provide the Company with the option to convert the outstanding indebtedness into equity.   If the Company does not elect to exercise its option to convert the notes into equity, Simax will repay the principal amount outstanding and any outstanding interest in equal installments beginning on the fifth anniversary of the loan date and continuing on a quarterly basis over the next three years.

As of March 31, 2019, the convertible notes receivable balance was $5,000 with accrued interest of $93.

NOTE 8. Balance Sheet Details

Inventories

Inventories are comprised of the following:

	March 31, 2019	December 31, 2018
Materials	$70,431	$61,025
Work-in-process	22,342	21,910
Finished goods	11,216	13,885
Total inventories	$103,989	$96,820

The Company has established reserves of $11,711 and $11,678 as of March 31, 2019 and December 31, 2018, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	March 31, 2019	December 31, 2018
Land and building	$2,584	$2,584
Machinery and equipment	28,886	29,097
Furniture and fixtures	3,232	3,226
Computer equipment and software	8,901	7,906
Leasehold improvements	9,449	9,448
	53,052	52,261
Accumulated depreciation	(34,453)	(33,387)
Total property, plant and equipment, net	$18,599	$18,874

Other assets

Other assets is comprised of the following:

	March 31, 2019	December 31, 2018
Convertible notes receivable	$5,000	$5,000
Deferred income taxes	12,785	12,810
Other	516	506
Total other assets	$18,301	$18,316

Other current liabilities

Other current liabilities is comprised of the following:

	March 31, 2019	December 31, 2018
Contingent consideration - acquisitions	$1,422	$1,422
Customer deposits	888	1,135
Accrued inventory	1,082	1,103
Other	4,460	3,883
Total other current liabilities	$7,852	$7,543

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	March 31, 2019	December 31, 2018
Unrecognized tax benefits (including interest)	$5,462	$5,409
Contingent consideration - acquisitions	638	638
Deferred revenue	1,196	1,314
Deferred rent	—	1,405
Other	2,218	2,395
Total other non-current liabilities	$9,514	$11,161

NOTE 9. Commitments and Contingencies

Intellectual Property Indemnification Obligations

The Company has entered into agreements with customers that include limited intellectual property indemnification obligations that are customary in the industry.  These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third-party intellectual property claims arising from these transactions.  The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers.  Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the accompanying Condensed Consolidated Financial Statements with respect to these indemnification guarantees.

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

Changes in the Company’s warranty reserves are as follows:

	Three Months Ended March 31,
	2019	2018
Balance, beginning of the period	$2,441	$2,427
Accruals	672	959
Usage	(853)	(820)
Balance, end of the period	$2,260	$2,566

Warranty reserves are reported in the Condensed Consolidated Balance Sheets under the caption “Accounts payable and accrued liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  As of March 31, 2019, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position or otherwise.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of March 31, 2019 was approximately $96.7 million with an available interest rate of 4.0%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 10. Revenue

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

Contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers or the expected cost-plus margin.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended
	March 31,
	2019	2018
Systems	$42,772	$56,102
Software licensing, support and maintenance	7,037	7,455
Parts	8,077	6,985
Services	3,006	2,554
Total revenue	$60,892	$73,096

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended
	March 31,
	2019	2018
Point-in-time	$56,591	$69,396
Over-time	4,301	3,700
Total revenue	$60,892	$73,096

See Note 16 of the Notes to the Condensed Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

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

Depending on the terms of the systems arrangement, the Company may also defer the recognition of a portion of the consideration expected to be received because the Company has to satisfy a future obligation (e.g., installation, training and extended warranties). The Company uses an observable price to determine the standalone selling price for separate performance obligations or a cost-plus margin approach when one is not available.

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

Changes in deferred revenue were as follows:

	Three Months Ended
	March 31,
	2019	2018
Balance, beginning of the period	$8,080	$7,206
Deferral of revenue	1,805	4,553
Recognition of deferred revenue	(1,198)	(2,986)
Balance, ending of the period	$8,687	$8,773

NOTE 11. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	794	$19.51
Granted	288	$23.50
Vested	(124)	$14.21
Forfeited	(5)	$20.28
Nonvested at March 31, 2019	953	$21.40

Included in the number of shares granted in the table directly above are 55 market performance-based restricted stock units (“MPRSUs”) granted to executives in 2019.  Vesting of these MPRSUs is contingent upon the Company meeting certain total shareholder return (“TSR”) levels as compared to a select peer group over three years from the year granted.  The 2019 MPRSUs cliff vest at the end of the three-year period and have a maximum potential to vest at 200% (111 shares) based on TSR performance.  The related share-based compensation expense is determined based on the estimated fair value of the underlying shares on the date of grant and is recognized straight-line over the vesting term.  The estimated fair value per share of the MPRSUs was $26.72.

As of March 31, 2019 and December 31, 2018, there was $14,034 and $9,517 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.6 years and 2.1 years for each of the respective periods.

NOTE 12. Other Expense (Income), Net

Other expense (income), net is comprised of the following:

	Three Months Ended March 31,
	2019	2018
Foreign currency exchange losses (gains), net	$(381)	$183
Rental income	—	(1)
Total other expense (income), net	$(381)	$182

NOTE 13. Income Taxes

The following table provides details of income taxes:

	Three Months Ended March 31,
	2019	2018
Income before income taxes	$8,795	$17,674
Provision for income taxes	$1,219	$2,544
Effective tax rate	13.9%	14.4%

The income tax provision for the three months ended March 31, 2019 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The changes in the Company’s effective tax rate for the three months ended March 31, 2019 as compared to the same period in 2018 are primarily due to changes in the mix of forecasted earnings by jurisdictions, Section 162 (m) adjustment and the tax-exempt interest.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to a projected Foreign Derived Intangible Income Deduction from the Tax Act and federal research and development tax credits..

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing the need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against certain of its deferred tax assets of $3,172 as of March 31, 2019 and December 31, 2018.

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

The following table sets forth the weighted average number of restricted stock units that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Restricted stock units	208	33
Total	208	33

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$7,576	$15,130
Denominator:
Basic earnings per share - weighted average shares outstanding	30,916	31,662
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	350	655
Diluted earnings per share - weighted average shares outstanding	31,266	32,317
Earnings per share:
Basic	$0.25	$0.48
Diluted	$0.24	$0.47

NOTE 15. Accumulated Other Comprehensive Loss

Comprehensive income includes net income, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale debt securities.  See the Condensed Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized (gains) losses on marketable securities	Accumulated other comprehensive loss (income)
Balance at December 31, 2018	$1,273	$(10)	$1,263
Net current period other comprehensive income	518	(95)	423
Reclassifications	—	—	—
Balance at March 31, 2019	$1,791	$(105)	$1,686

NOTE 16. Segment Reporting and Geographic Information

The Company is engaged in the design, development, manufacture and support of high-performance control metrology, defect inspection, advanced packaging lithography and data analysis systems used by microelectronics device manufacturers. The Company and its subsidiaries currently operate in a single operating segment: the design, development, manufacture and support of high-performance process control defect inspection and metrology, advanced packaging lithography and process control software systems used by microelectronics device manufacturers.  Therefore, the Company has one reportable segment.  The Company’s chief operating decision maker is the Chief Executive Officer (the “CEO”).  The CEO allocates resources and assesses performance of the business and other activities at the reportable segment level.

The following table lists the different sources of revenue:

	Three Months Ended
	March 31,
	2019		2018
Systems and Software:
Process control	$39,158	64%	$48,033	66%
Lithography	3,614	6%	8,069	11%
Software licensing, support and maintenance	7,037	12%	7,455	10%
Parts	8,077	13%	6,985	10%
Services	3,006	5%	2,554	3%
Total revenue	$60,892	100%	$73,096	100%

The Company’s significant operations outside the United States include sales, service and application offices in Europe and Asia.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended
	March 31,
	2019	2018
Revenue from third parties:
United States	$9,131	$9,068
Taiwan	11,031	14,467
Japan	3,940	4,130
China	16,044	17,971
South Korea	10,771	17,230
Singapore	2,016	4,282
Other Asia	993	1,917
Germany	1,850	1,324
Other Europe	5,116	2,707
Total revenue	$60,892	$73,096

The following customers accounted for more than 10% of total revenue for the indicated periods:

	Three Months Ended March 31,
	2019	2018
Customer A	27.2%	14.2%
Customer B	—%	11.2%

NOTE 17. Shares Repurchase Authorization

In October 2018, the Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $40,000 worth of shares of its common stock.  The authorization provides for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization has no expiration date and may be discontinued at any time.  During the three months ended March 31, 2019, the Company repurchased 37 shares of common stock under the share repurchase authorization and those shares were subsequently retired.  At March 31, 2019, there was $32,494 available for future share repurchases.

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

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions; seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers; the global economic and political climates; difficulties or delays in product functionality or performance; the delivery performance of sole source vendors; the timing of future product releases; failure to respond adequately to either changes in technology or customer preferences; changes in pricing by us or our competitors; our ability to manage growth; changes in management; risk of nonpayment of accounts receivable; changes in budgeted costs; our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; our ability to successfully integrate acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions; the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions and the “Risk Factors” set forth in Item 1A in our 2018 10-K and any subsequently filed Quarterly Reports on Form 10-Q.  The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty.  We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances.  These estimates may change as new events occur, as additional information is obtained and as our operating environment changes.  In addition, management is periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. Certain of these uncertainties are discussed in our 2018 10-K in the Items entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP and provide a fair presentation of our financial position and results of operations.

For more information, please see our critical accounting policies as previously disclosed in our 2018 10-K.

During the quarter ended March 31, 2019, the Company adopted the provisions of ASC 842, “Leases.”  See Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q regarding the impact of recent accounting pronouncements on our financial position and results of operations and Note 5, “Leasing Arrangements,” to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of the impact of the adoption of ASC 842 on our financial statements and accounting policies.

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

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions, as well as other economic drivers such as personal computers, mobile devices, data centers, artificial intelligence and automotive sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project capital equipment spending to be down 15-18% for 2019 as compared to 2018.  Our revenue and profitability tend to follow the trends of certain segments within the semiconductor market.

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  For the three months ended March 31, 2019 and for the years ended December 31, 2018, 2017 and 2016, aggregate sales to customers that individually represented at least five percent of our revenue accounted for 39.6%, 18.3%, 27.2%, and 34.5% of our revenue, respectively.

We do not have purchase contracts with any of our customers that obligate them to continue to purchase our products, and they could cease purchasing products from us at any time.  A delay in purchase or cancellation by any of our large customers could cause quarterly revenue to vary significantly.  In addition, during any given quarter, a significant portion of our revenue may be derived from the sale of a relatively small number of systems.  The following table presents the average selling price range for our systems:

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

Results of Operations for the Three Month Periods Ended March 31, 2019 and 2018

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $60.9 million decreased 16.7% for the three months ended March 31, 2019 as compared to the same period in 2018, in which revenue totaled $73.1 million.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended
	March 31,
	2019		2018
Systems and Software:
Process control	$39,158	64%	$48,033	66%
Lithography	3,614	6%	8,069	11%
Software licensing, support and maintenance	7,037	12%	7,455	10%
Parts	8,077	13%	6,985	10%
Services	3,006	5%	2,554	3%
Total revenue	$60,892	100%	$73,096	100%

Total systems and software revenue decreased $13.7 million for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.  Process control system revenue decreased $8.9 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to lower inspection system sales in the 2019 period.  Lithography system revenue decreased $4.5 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the shipment of a JetStep G system during the first half of 2018, which has a higher average selling price.  Software revenue decreased $0.4 million for the three months ended March 31, 2019, as compared to the same period in 2018.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 72% of total revenue for the three months ended March 31, 2019, as compared to 76% of total revenue for the three months ended March 31, 2018.  The year-over-year increase in total parts and services revenue for the three months ended March 31, 2019 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems.  Parts and services revenue are generated from parts sales, maintenance service contracts, system upgrades, as well as from time and material billable service calls.

Deferred revenue of $7.5 million was recorded in the Condensed Consolidated Balance Sheets under the caption “Deferred revenue” and $1.2 million was recorded under the caption “Other non-current liabilities” at March 31, 2019.  Deferred revenue primarily consisted of $6.0 million for deferred maintenance agreements and $2.7 million for outstanding deliverables.

Gross Profit.  Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $32.0 million for the three months ended March 31, 2019, as compared to $42.4 million for the same period in 2018.  Our gross profit represented 52.6% and 58.0% of our revenue for the three months ended March 31, 2019 and 2018.  The decrease in gross profit as a percentage of revenue for the three months ended March 31, 2019, as compared to the same period in 2018, is primarily due to lower volume of system and software sales as well as product mix.

Operating Expenses.  Major components of operating expenses include research and development, as well as selling, general and administrative expenses.

Research and Development.  Our research and development expenses were $12.7 million for the three months ended March 31, 2019, as compared to $11.8 million for the same period in 2018.  Research and development expenses represented 20.9% and 16.1% of our revenue for the three months ended March 31, 2019 and 2018.  Research and development expenses increased for the year-over-year periods due to increases in new product initiatives.

Selling, General and Administrative.  Our selling, general and administrative expenses were $11.3 million for the three months ended March 31, 2019, as compared to $12.8 million for the same period in 2018.  Selling, general and administrative expenses represented 18.6% and 17.5% of our revenue for the three months ended March 31, 2019 and 2018.  The year-over-year dollar decrease for the three months ended March 31, 2019 in selling, general and administrative expenses was primarily due to a decrease in sales commissions and a loss recorded for the misappropriation of payroll taxes by a third-party accountant recorded in 2018.

Income Taxes. We recorded an income tax provision of $1.2 million for the three months ended March 31, 2019.  Our effective tax rate of 13.9% differs from the statutory rate of 21% for the three months ended March 31, 2019 primarily due to a projected Foreign Derived Intangible Income Deduction from the Tax Act and federal research and development tax credits.  For the three months ended March 31, 2018, we recorded an income tax provision of $2.5 million.

Our future effective income tax rate depends on various factors, such as impacts of the Tax Act, possible further tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, and research and development tax credits as a percentage of aggregate pre-tax income.

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

Liquidity and Capital Resources

At March 31, 2019, we had $170.8 million of cash, cash equivalents and marketable securities and $311.9 million in working capital.  At December 31, 2018, we had $175.1 million of cash, cash equivalents and marketable securities and $305.9 million in working capital.

Operating activities used $1.6 million in net cash and cash equivalents for the three months ended March 31, 2019.  The net cash and cash equivalents used by operating activities during the three months ended March 31, 2019 resulted primarily from a decrease in cash used in operating assets and liabilities of $13.6 million, offset by net income, adjusted to exclude the effect of non-cash operating charges of $12.0 million.  This decrease was primarily attributed to increases in inventories.  Operating activities provided $4.6 million in net cash and cash equivalents for the three months ended March 31, 2018.  The net cash and cash equivalents provided by operating activities during the three months ended March 31, 2018 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $19.5 million, partially offset by a decrease in cash provided from operating assets and liabilities of $14.9 million.

Net cash and cash equivalents of $9.2 million were used in investing activities during the three months ended March 31, 2019 primarily for the purchase of marketable securities of $22.1 million and capital expenditures of $1.3 million, offset by proceeds from sales of marketable securities of $14.3 million.  Net cash and cash equivalents used in investing activities of $4.2 million during the three months ended March 31, 2018 resulted from the purchase of marketable securities of $57.1 million and capital expenditures of $1.4 million, offset by proceeds from sales of marketable securities of $54.4 million.

Net cash and cash equivalents used in financing activities during the three months ended March 31, 2019 of $1.3 million for the purchase of shares of our common stock under share repurchase authorizations of $0.7 million and tax payments related to shares withheld for share-based compensation plans of $0.6 million.  For the three months ended March 31, 2018, financing activities used $0.7 million, which resulted from tax payments related to shares withheld for share-based compensation plans of $0.8 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.1 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

We entered into a convertible loan agreement with Simax Precision Technologies Limited (“Simax”) on May 31, 2018.  Simax may borrow up to $15 million in multiple promissory notes from us, subject to limitations.  We expect to be a supplier of lithography modules to Simax which is focused on the manufacture, sale and service of lithography systems.  As of March 31, 2019, Simax has borrowed $5 million from us under the convertible loan agreement. See Note 7 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for further information.

In October 2018, the Board of Directors approved a new share repurchase authorization, which allows us to repurchase up to $40 million worth of shares of our common stock.  The authorization provides for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization has no expiration date and may be discontinued at any time.  During the three months ended March 31, 2019, we repurchased 37 thousand shares of common stock under our share repurchase authorization and those shares were subsequently retired.  At March 31, 2019, there was $32,494 available for future share repurchases.  For further information, see Note 17 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of March 31, 2019, the available line of credit was approximately $96.7 million with an available interest rate of 4.0%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.  To date, we have not utilized this line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale debt securities.  Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds.  We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities.  It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected.  Based on a sensitivity analysis performed on our financial investments held as of March 31, 2019, an immediate adverse change of 10% in interest rates (e.g., a change from 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software sales are denominated in U.S. dollars with the exception of Japan.  As a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all of our sales in Japan are denominated in Japanese yen.  From time to time, we may enter into forward exchange contracts to economically hedge a portion, but not all, of the existing and anticipated foreign currency denominated transactions expected to occur within 12 months.  The change in fair value of the forward exchange contracts is recognized under the caption “Other (income) expense” in the Condensed Consolidated Statements of Operations for each reporting period. As of March 31, 2019, we had twenty-three forward exchange contracts outstanding with a total notional contract value of $5.8 million.  We do not use derivative financial instruments for trading or speculative purposes.

We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China.  Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of March 31, 2019 was approximately $21.6 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $0.4 million in foreign currency exchange losses / (gains) which would be recorded as non-operating expense in other expense (income) in our

Condensed Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.  These controls are procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating disclosure controls and procedures, we have recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to exercise judgment in evaluating its controls and procedures.

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

Conclusions

As of March 31, 2019, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” in our 2018 10-K.

From time to time we are subject to ordinary routine litigation incidental to our business.  As of March 31, 2019, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position or otherwise.

Item 1A. Risk Factors

There have been no material changes to our risk factors as discussed in Part I, Item 1A, “Risk Factors” in our 2018 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2018, the Board of Directors approved a new share repurchase authorization, which allows us to repurchase up to $40 million worth of shares of our common stock.  The authorization provides for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization has no expiration date and may be discontinued at any time.  During the three months ended March 31, 2019, we repurchased 37.5 thousand shares of common stock under our share repurchase authorization and those shares were subsequently retired.  At March 31, 2019, there was $32.5 million available for future share repurchases.  For further information, see Note 17 in the accompanying Notes to the Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three months ended March 31, 2019, we withheld 27.3 thousand shares through net share settlements.  For the three month period ended March 31, 2019, net share settlements cost $0.6 million. Please refer to Note 11 of the Notes to Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three month period ended March 31, 2018 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1, 2019 - January 31, 2019	55.0	$20.43	37	$32,494
February 1, 2019 - February 28, 2019	8.2	22.36	—	$32,494
March 1, 2019 - March 31, 2019	1.6	22.17	—	$32,494
Three months ended September 30, 2018	64.8	$20.72	37	$32,494

[1] Includes Shares withheld through net share settlements.

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

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rudolph Technologies, Inc.

Date:	May 7, 2019	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	May 7, 2019	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer