Form 10-Q
period 2019-06-30
RUDOLPH TECHNOLOGIES INC
filed 2019-07-30
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

The number of outstanding shares of the Registrant’s Common Stock on July 17, 2019 was 31,115,871.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$111,958	$112,388
Marketable securities	67,892	62,684
Accounts receivable, less allowance of $538 and $691	62,142	64,194
Inventories, net	106,836	96,820
Income taxes receivable	4,499	6,111
Prepaid expenses and other current assets	11,218	8,710
Total current assets	364,545	350,907
Property, plant and equipment, net	18,575	18,874
Operating lease right-of-use assets	13,340	—
Goodwill	22,495	22,495
Identifiable intangible assets, net	6,674	7,448
Other assets	18,354	18,316
Total assets	$443,983	$418,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,501	$30,681
Deferred revenue	8,187	6,767
Current operating lease obligations	2,532	—
Other current liabilities	9,962	7,543
Total current liabilities	45,182	44,991
Non-current operating lease obligations	12,256	—
Other non-current liabilities	9,045	11,161
Total liabilities	66,483	56,152
Commitments and contingencies
Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	372,396	369,893
Accumulated other comprehensive loss	(1,256)	(1,263)
Retained earnings (accumulated deficit)	6,329	(6,773)
Total stockholders’ equity	377,500	361,888
Total liabilities and stockholders’ equity	$443,983	$418,040

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$61,511	$77,476	$122,403	$150,572
Cost of revenue	29,600	35,740	58,473	66,415
Gross profit	31,911	41,736	63,930	84,157
Operating expenses:
Research and development	13,056	12,733	25,774	24,516
Selling, general and administrative	13,050	11,946	24,356	24,739
Amortization	387	383	774	763
Total operating expenses	26,493	25,062	50,904	50,018
Operating income	5,418	16,674	13,026	34,139
Interest income, net	(860)	(476)	(1,666)	(867)
Other expense (income), net	157	(140)	(224)	42
Income before income taxes	6,121	17,290	14,916	34,964
Provision for income taxes	595	2,593	1,814	5,137
Net income	$5,526	$14,697	$13,102	$29,827
Earnings per share:
Basic	$0.18	$0.46	$0.42	$0.94
Diluted	$0.18	$0.45	$0.42	$0.92
Weighted average shares outstanding:
Basic	31,126	31,859	31,058	31,760
Diluted	31,398	32,437	31,369	32,377

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$5,526	$14,697	$13,102	$29,827
Other comprehensive income:
Change in net unrealized gains on marketable securities, net of tax	114	107	209	130
Change in currency translation adjustments	316	(855)	(202)	(223)
Total comprehensive income	$5,956	$13,949	$13,109	$29,734

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2018	30,906	$31	$369,893	$(1,263)	$(6,773)	$361,888
Issuance of shares through share-based compensation plans, net	103	—	—	—	—	—
Repurchase of common stock	(37)	—	(744)	—	—	(744)
Net income	—	—	—	—	7,576	7,576
Share-based compensation	—	—	2,163	—	—	2,163
Share-based compensation plan withholdings	(27)	—	(598)	—	—	(598)
Currency translation	—	—	—	(518)	—	(518)
Unrealized gain on investments	—	—	—	95	—	95
Balance at March 31, 2019	30,945	$31	$370,714	$(1,686)	$803	$369,862
Issuance of shares through share-based compensation plans, net	177	—	160	—	—	160
Repurchase of common stock	—	—	—	—	—	—
Net income	—	—	—	—	5,526	5,526
Share-based compensation	—	—	1,673	—	—	1,673
Share-based compensation plan withholdings	(6)	—	(151)	—	—	(151)
Currency translation	—	—	—	316	—	316
Unrealized gain on investments	—	—	—	114	—	114
Balance at June 30, 2019	31,116	$31	$372,396	$(1,256)	$6,329	$377,500

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	31,604	$32	$386,196	$(1,205)	$(51,869)	$333,154
Issuance of shares through share-based compensation plans, net	169	—	122	—	—	122
Net income	—	—	—	—	15,130	15,130
Share-based compensation	—	—	1,507	—	—	1,507
Share-based compensation plan withholdings	(31)	—	(839)	—	—	(839)
Currency translation	—	—	—	632	—	632
Unrealized gain on investments	—	—	—	23	—	23
Balance at March 31, 2018	31,742	$32	$386,986	$(550)	$(36,739)	$349,729
Issuance of shares through share-based compensation plans, net	164	—	368	—	—	368
Net income	—	—	—	—	14,697	14,697
Share-based compensation	—	—	2,081	—	—	2,081
Share-based compensation plan withholdings	(5)	—	(137)	—	—	(137)
Currency translation	—	—	—	(855)	—	(855)
Unrealized gain on investments	—	—	—	107	—	107
Balance at June 30, 2018	31,901	$32	$389,298	$(1,298)	$(22,042)	$365,990

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$13,102	$29,827
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	774	763
Depreciation	2,363	2,426
Foreign currency exchange (gain) loss	(222)	43
Change in fair value of contingent consideration	—	603
Share-based compensation	3,836	3,588
Provision for doubtful accounts and inventory valuation	1,003	1,875
Changes in operating assets and liabilities	(11,066)	(29,666)
Net cash and cash equivalents provided by operating activities	9,790	9,459
Cash flows from investing activities:
Purchases of marketable securities	(38,227)	(105,721)
Proceeds from sales of marketable securities	33,186	88,843
Purchases of property, plant and equipment	(2,654)	(2,178)
Net cash and cash equivalents used in investing activities	(7,695)	(19,056)
Cash flows from financing activities:
Purchase of common stock	(744)	—
Tax payments related to shares withheld for share-based compensation plans	(749)	(977)
Payment of contingent consideration for acquired business	(1,121)	(1,057)
Issuance of shares through share-based compensation plans	160	490
Net cash and cash equivalents used in financing activities	(2,454)	(1,544)
Effect of exchange rate changes on cash and cash equivalents	(71)	(138)
Net decrease in cash and cash equivalents	(430)	(11,279)
Cash and cash equivalents at beginning of period	112,388	67,770
Cash and cash equivalents at end of period	$111,958	$56,491

Supplemental disclosure of cash flow information:
Income taxes paid	$209	$52

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and six month periods ended June 30, 2019 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019.  The accompanying Condensed Consolidated Balance Sheets at December 31, 2018 has been derived from the audited consolidated financial statements included in the 2018 10-K.

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

There was not a cumulative-effect adjustment to the Company’s beginning retained earnings as a result of adopting ASU No. 2016-02. The Company has recognized additional operating lease assets and obligations of $14.4 million as of January 1, 2019. The Company elected to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019. For additional disclosure and detail, see Note 6 of the Notes to the Condensed Consolidated Financial Statements, “Leasing Arrangements.”

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade receivables, notes receivable and other commitments to extend credit held by a reporting entity. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on its consolidated financial position, results of operations, and cash flows.

Recently issued accounting guidance not discussed above is not applicable.

NOTE 2. Business Combinations

On June 23, 2019, the Company entered into an agreement and plan of merger to combine in an all-stock merger of equals transaction with Nanometrics Incorporated (“Nanometrics”), a provider of advanced process control metrology and software analytics.  The transaction was unanimously approved by the board of directors of both companies and is subject to the satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company.  The Company anticipates the merger to close in the second half of 2019.  Under the terms of the agreement, Rudolph stockholders will receive 0.8042 shares of Nanometrics common stock for each share of Rudolph common stock.  Upon completion of the merger, current Nanometrics stockholders will own approximately 50% of the combined company and current Rudolph stockholders will own approximately 50% of the combined company.    In addition, if the merger agreement is terminated prior to completion of the merger, a termination fee of $26.0 million if the merger agreement is terminated under circumstances specified in the merger agreement.  During the three months ended June 30, 2019, the Company accrued $2.5 million of direct costs associated with the merger.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$67,892	$—	$67,892	$—
Total assets	$67,892	$—	$67,892	$—
Liabilities:
Contingent consideration - acquisitions	$939	$—	$—	$939
Foreign currency forward contracts	38	—	38	—
Total liabilities	$977	$—	$38	$939

December 31, 2018
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$62,684	$—	$62,684	$—
Total assets	$62,684	$—	$62,684	$—
Liabilities:
Contingent consideration - acquisitions	$2,060	$—	$—	$2,060
Foreign currency forward contracts	32	—	32	—
Total liabilities	$2,092	$—	$32	$2,060

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

Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenue, timing of cash flows and estimates of discount rates of 9.2% and 9.4% for the six months ended June 30, 2019 and 2018, respectively.  A significant decrease in the projected revenue or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

This table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2018	$2,060
Additions	—
Payments	(1,121)
Transfer into (out of) Level 3	—
Balance at June 30, 2019	$939

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

The Company has determined that the gross unrealized losses on its marketable securities at June 30, 2019 and December 31, 2018 are temporary in nature.  The Company reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment.  Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

At June 30, 2019 and December 31, 2018, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
June 30, 2019
Municipal notes and bonds	$67,653	$239	$—	$67,892
Total marketable securities	$67,653	$239	$—	$67,892
December 31, 2018
Municipal notes and bonds	$62,681	$43	$40	$62,684
Total marketable securities	$62,681	$43	$40	$62,684

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$53,277	$53,366	$47,767	$47,732
Due after one through five years	14,376	14,526	14,914	14,952
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$67,653	$67,892	$62,681	$62,684

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at June 30, 2019 and December 31, 2018:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2019
Municipal notes and bonds	$—	$—	$—	$—
Total	$—	$—	$—	$—
December 31, 2018
Municipal notes and bonds	$27,952	$30	$4,671	$10
Total	$27,952	$30	$4,671	$10

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At June 30, 2019 and December 31, 2018, these contracts included the future sale of Japanese Yen to purchase U.S. dollars.  Derivative instruments are measured at fair value and recognized as either, “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets with changes in the net derivatives position reflected in operating cash flows.  The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations.  The forward contracts are not designated as hedges for accounting purposes and decreases in the fair value of $6 and $55 for the six months ended June 30, 2019 and 2018, respectively, are recorded under the caption “Other expense (income), net” in the Condensed Consolidated Statements of Operations.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Notional amount	$1,978	$6,746
Fair value of liability	$(38)	$(32)

NOTE 6. Leasing Arrangements

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

Operating lease costs were $869 and $1,746 during the three and six months ended June 30, 2019.  These costs are primarily related to long-term operating leases, but also include immaterial amounts for short-term leases less than 12 months.  Operating lease costs are recognized on a straight-line basis over the terms of the leases.

Additional operating lease right-of-use assets of $222 were recognized as non-cash asset additions that resulted from new operating lease liabilities as of the six months ended June 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $1,656 during the six months ended June 30, 2019 and is included in operating cash flows.

The Company often has the option to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average of the remaining lease term for operating leases as of June 30, 2019 was 7.9 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on the lease term in which lease payments are made. The weighted average discount rate used to measure operating lease liabilities as of June 30, 2019 was 4.7%.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of June 30, 2019:

June 30, 2019
Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$1,636
2020	3,012
2021	2,070
2022	2,011
2023	1,698
Thereafter	7,484
Total undiscounted operating lease payments	$17,911
Less: Imputed interest	3,123
Present value of operating lease liabilities	$14,788

NOTE 7. Purchased Intangible Assets

Purchased intangible assets as of June 30, 2019 and December 31, 2018 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
June 30, 2019
Finite-lived intangibles:
Developed technology	$66,177	$60,283	$5,894
Customer and distributor relationships	9,560	9,215	345
Trade names	4,361	3,926	435
Total identifiable intangible assets	$80,098	$73,424	$6,674
December 31, 2018
Finite-lived intangibles:
Developed technology	$66,177	$59,692	$6,485
Customer and distributor relationships	9,560	9,082	478
Trade names	4,361	3,876	485
Total identifiable intangible assets	$80,098	$72,650	$7,448

Intangible asset amortization expenses for the three and six months ended June 30, 2019 were $387 and $774, respectively.  For the three and six month period ended June 30, 2018, intangible assets amortization expenses were $383 and $763, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses for the remainder of 2019 are $774, and for each of the next five years estimated amortization expenses are $1,346 for 2020, $598 for 2021, $532 for 2022, $515 for 2023, and $431 for 2024.

NOTE 8. Convertible Notes Receivable

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

As of June 30, 2019, the convertible notes receivable balance was $5,000 with accrued interest of $105.

NOTE 9. Balance Sheet Details

Inventories

Inventories are comprised of the following:

	June 30, 2019	December 31, 2018
Materials	$69,714	$61,025
Work-in-process	22,361	21,910
Finished goods	14,761	13,885
Total inventories	$106,836	$96,820

The Company has established reserves of $11,347 and $11,678 as of June 30, 2019 and December 31, 2018, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	June 30, 2019	December 31, 2018
Land and building	$2,584	$2,584
Machinery and equipment	27,979	29,097
Furniture and fixtures	3,236	3,226
Computer equipment and software	10,489	7,906
Leasehold improvements	9,456	9,448
	53,744	52,261
Accumulated depreciation	(35,169)	(33,387)
Total property, plant and equipment, net	$18,575	$18,874

Other assets

Other assets is comprised of the following:

	June 30, 2019	December 31, 2018
Convertible notes receivable	$5,000	$5,000
Deferred income taxes	12,842	12,810
Other	512	506
Total other assets	$18,354	$18,316

Other current liabilities

Other current liabilities is comprised of the following:

	June 30, 2019	December 31, 2018
Contingent consideration - acquisitions	$939	$1,422
Customer deposits	610	1,135
Accrued inventory	2,348	1,103
Accrued merger related expenses	2,464	—
Other	3,601	3,883
Total other current liabilities	$9,962	$7,543

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	June 30, 2019	December 31, 2018
Unrecognized tax benefits (including interest)	$5,529	$5,409
Contingent consideration - acquisitions	—	638
Deferred revenue	1,162	1,314
Deferred rent	—	1,405
Other	2,354	2,395
Total other non-current liabilities	$9,045	$11,161

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

Changes in the Company’s warranty reserves are as follows:

	Six Months Ended June 30,
	2019	2018
Balance, beginning of the period	$2,441	$2,427
Accruals	1,390	1,930
Usage	(1,688)	(1,692)
Balance, end of the period	$2,143	$2,665

Warranty reserves are reported in the Condensed Consolidated Balance Sheets under the caption “Accounts payable and accrued liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  As of June 30, 2019, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position or otherwise.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of June 30, 2019 was approximately $93.0 million with an available interest rate of 4.0%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

NOTE 11. Revenue

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Systems	$44,315	$60,113	$87,087	$116,216
Software licensing, support and maintenance	7,297	7,547	14,334	15,002
Parts	7,073	6,758	15,150	13,742
Services	2,826	3,058	5,832	5,612
Total revenue	$61,511	$77,476	$122,403	$150,572

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Point-in-time	$57,308	$73,283	$113,899	$142,679
Over-time	4,203	4,193	8,504	7,893
Total revenue	$61,511	$77,476	$122,403	$150,572

See Note 17 of the Notes to the Condensed Consolidated Financial Statements for additional discussion of the Company’s disaggregated revenue in detail.

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

Changes in deferred revenue were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance, beginning of the period	$8,687	$8,773	$8,080	$7,206
Deferral of revenue	6,130	1,601	11,631	6,154
Recognition of deferred revenue	(5,468)	(1,575)	(10,362)	(4,561)
Balance, ending of the period	$9,349	$8,799	$9,349	$8,799

NOTE 12. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	794	$19.51
Granted	318	$23.59
Vested	(274)	$16.91
Forfeited	(17)	$23.03
Nonvested at June 30, 2019	821	$21.88

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

As of June 30, 2019 and December 31, 2018, there was $12,787 and $9,517 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.4 years and 2.1 years for each of the respective periods.

NOTE 13. Other Expense (Income), Net

Other expense (income), net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency exchange losses (gains), net	$159	$(140)	(222)	43
Rental income	(1)	—	(1)	(1)
Other	(1)	—	(1)	—
Total other expense (income), net	$157	$(140)	$(224)	$42

NOTE 14. Income Taxes

The following table provides details of income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income before income taxes	$6,121	$17,290	$14,916	$34,964
Provision for income taxes	$595	$2,593	$1,814	$5,137
Effective tax rate	9.7%	15.0%	12.2%	14.7%

The income tax provision for the three and six months ended June 30, 2019 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The changes in the Company’s effective tax rate for the three and six months ended June 30, 2019 as compared to the same period in 2018 are primarily due to changes in the mix of forecasted earnings by jurisdictions, Section 162 (m) adjustment and the tax-exempt interest.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to a projected Foreign Derived Intangible Income Deduction from the Tax Act and federal research and development tax credits.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing the need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against certain of its deferred tax assets of $3,172 as of June 30, 2019 and December 31, 2018.

NOTE 15. Earnings Per Share

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

The following table sets forth the weighted average number of restricted stock units that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Restricted stock units	64	11	136	22
Total	64	11	136	22

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$5,526	$14,697	$13,102	$29,827
Denominator:
Basic earnings per share - weighted average shares outstanding	31,126	31,859	31,058	31,760
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	272	578	311	617
Diluted earnings per share - weighted average shares outstanding	31,398	32,437	31,369	32,377
Earnings per share:
Basic	$0.18	$0.46	$0.42	$0.94
Diluted	$0.18	$0.45	$0.42	$0.92

NOTE 16. Accumulated Other Comprehensive Loss

Comprehensive income includes net income, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale debt securities.  See the Condensed Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gain on marketable securities	Accumulated other comprehensive loss (income)
Balance at December 31, 2018	$1,273	$(10)	$1,263
Net current period other comprehensive income	202	(209)	(7)
Reclassifications	—	—	—
Balance at June 30, 2019	$1,475	$(219)	$1,256

NOTE 17. Segment Reporting and Geographic Information

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

The following table lists the different sources of revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Systems and Software:
Process control	$44,253	72%	$56,262	72%	$83,411	68%	$104,295	70%
Lithography	62	—%	3,851	5%	3,676	3%	11,921	7%
Software licensing, support and maintenance	7,297	12%	7,547	10%	14,334	12%	15,002	10%
Parts	7,073	11%	6,758	9%	15,150	12%	13,742	9%
Services	2,826	5%	3,058	4%	5,832	5%	5,612	4%
Total revenue	$61,511	100%	$77,476	100%	$122,403	100%	$150,572	100%

The Company’s significant operations outside the United States include sales, service and application offices in Europe and Asia.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue from third parties:
United States	$8,932	$8,800	$18,063	$17,868
Taiwan	7,111	10,943	18,142	25,410
Japan	3,427	5,818	7,367	9,948
China	24,177	23,347	40,221	41,318
South Korea	10,775	16,374	21,546	33,604
Singapore	1,596	3,059	3,612	7,341
Other Asia	1,047	501	2,039	2,418
Germany	674	3,818	2,524	5,142
Other Europe	3,772	4,816	8,889	7,523
Total revenue	$61,511	$77,476	$122,403	$150,572

The following customer accounted for more than 10% of total revenue for the indicated periods:

	Six Months Ended June 30,
	2019	2018
Customer A	24.6%	11.6%

NOTE 18. Shares Repurchase Authorization

In October 2018, the Board of Directors approved a new share repurchase authorization, which allows the Company to repurchase up to $40,000 worth of shares of its common stock.  The authorization provides for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization has no expiration date and may be discontinued at any time.  During the three and six months ended June 30, 2019, the Company repurchased 0 and 37 shares of common stock, respectively, under the share repurchase authorization and those shares were subsequently retired.  At June 30, 2019, there was $32,494 available for future share repurchases.  Share repurchases under this plan are currently suspended until the completion of the merger with Nanometrics.  See Note 2 for additional information regarding the merger with Nanometrics.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are forward-looking statements, including those concerning our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position, our expectations of the semiconductor market outlook, future revenue, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate, our proposed merger with Nanometrics Incorporated (“Nanometrics”), our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation.  The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions; seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers; the global economic and political climates; difficulties or delays in product functionality or performance; the delivery performance of sole source vendors; the timing of future product releases; failure to respond adequately to either changes in technology or customer preferences; changes in pricing by us or our competitors; our ability to manage growth; changes in management; risk of nonpayment of accounts receivable; changes in budgeted costs; our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; our ability to successfully integrate acquired businesses into our business and fully realize, or realize within the expected time frame, the expected combination benefits from the acquisitions; the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions; our ability to integrate our business promptly and effectively with the business of Nanometrics following completion of our proposed merger with Nanometrics and to achieve the anticipated synergies and value-creation contemplated by the proposed merger; the parties’ ability to obtain the approval of the proposed merger by their respective stockholders and the timing of the closing of the proposed merger, including the risk that the conditions to the merger are not satisfied on a timely basis or at all and the failure of the proposed merger to close for any other reason; the risk that a consent or authorization that may be required for the proposed merger is not obtained or is obtained subject to conditions that are not anticipated; unanticipated difficulties or expenditures relating to the proposed merger; the response of business partners and employees as a result of the announcement and pendency of the proposed merger; the diversion of management time in connection with the proposed merger; and the “Risk Factors” set forth in Item 1A in our 2018 Form 10-K, as supplemented by Item 1A of Part II of this Quarterly Report on Form 10-K, and any subsequently filed Quarterly Reports on Form 10-Q.  The forward-looking statements reflect our position as of the date of this report and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Effective January 1, 2019, we adopted the provisions of ASC 842, “Leases.”  See Note 1 to the Condensed Consolidated Financial Statements included in this Form 10-Q regarding the impact of recent accounting pronouncements on our financial position and results of operations and Note 6, “Leasing Arrangements,” to the Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of the impact of the adoption of ASC 842 on our financial statements and accounting policies.

Recent Developments

On June 23, 2019, we entered into an agreement and plan of merger to combine in an all-stock merger of equals transaction with Nanometrics, a provider of advanced process control metrology and software analytics.  The transaction was unanimously approved by the board of directors of both companies and is subject to the satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company.  We anticipate the merger to close in the second half of 2019.  Under the terms of the agreement, our stockholders will receive 0.8042 shares of Nanometrics common stock for each share of our common stock.  Upon completion of the merger, current Nanometrics stockholders will own approximately 50% of the combined company and our current stockholders will own approximately 50%, of the combined company.  In addition, each party may be required to pay a termination fee of $26.0 million if the merger agreement is terminated under circumstances specified in the merger agreement.  During the three months ended June 30, 2019, we accrued $2.5 million of direct costs associated with the merger.

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

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions, as well as other economic drivers such as personal computers, mobile devices, data centers, artificial intelligence and automotive sales. Current forecasts by industry analysts for the semiconductor device manufacturing industry project capital equipment spending to be down 16-20% for 2019 as compared to 2018.  Our revenue and profitability tend to follow the trends of certain segments within the semiconductor market.

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  For the six months ended June 30, 2019 and for the years ended December 31, 2018, 2017 and 2016, aggregate sales to customers that individually represented at least five percent of our revenue accounted for 43.1%, 18.3%, 27.2%, and 34.5% of our revenue, respectively.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2019 and 2018

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $61.5 million decreased 20.6% for the three months ended June 30, 2019 as compared to the same period in 2018, in which revenue totaled $77.5 million.  For the six month periods ended June 30, 2019 and 2018, our revenue totaled $122.4 million and $150.6 million, respectively, representing a year-over-year decrease of 18.7%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Systems and Software:
Process control	$44,253	72%	$56,262	72%	$83,411	68%	$104,295	70%
Lithography	62	—%	3,851	5%	3,676	3%	11,921	7%
Software licensing, support and maintenance	7,297	12%	7,547	10%	14,334	12%	15,002	10%
Parts	7,073	11%	6,758	9%	15,150	12%	13,742	9%
Services	2,826	5%	3,058	4%	5,832	5%	5,612	4%
Total revenue	$61,511	100%	$77,476	100%	$122,403	100%	$150,572	100%

Total systems and software revenue decreased $29.8 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.  Process control system revenue decreased $20.9 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to lower inspection system sales in the 2019 period.  Lithography system revenue decreased $8.2 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to the shipment of a JetStep G system during the first half of 2018, which has a higher average selling price.  Software revenue decreased $0.7 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to lower process control software sales.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 75% and 74% of total revenue for the three and six months ended June 30, 2019, as compared to 75% of total revenue for both the three and six months ended June 30, 2018.  The year-over-year increase in total parts and services revenue for the six months ended June 30, 2019 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems.  Parts and services revenue are generated from parts sales, maintenance service contracts, system upgrades, as well as from time and material billable service calls.

Deferred revenue of $8.2 million was recorded in the Condensed Consolidated Balance Sheets under the caption “Deferred revenue” and $1.2 million was recorded under the caption “Other non-current liabilities” at June 30, 2019.  Deferred revenue primarily consisted of $7.7 million for deferred maintenance agreements and $1.7 million for outstanding deliverables.

Gross Profit.  Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $31.9 million and $63.9 million for the three and six months ended June 30, 2019, as compared to $41.7 million and $84.2 million for the same period in 2018.  Our gross profit represented 51.9% and 52.2% of our revenue for the three and six months ended June 30, 2019 and 53.9% and 55.9% for the same periods in 2018.  The decrease in gross profit as a percentage of revenue for the six months ended June 30, 2019, as compared to the same period in 2018, is primarily due to lower volume of system and software sales as well as product mix.

Operating Expenses.  Major components of operating expenses include research and development, as well as selling, general and administrative expenses.

Research and Development.  Our research and development expenses were $13.1 million and $25.8 million for the three and six months ended June 30, 2019, as compared to $12.7 million and $24.5 million for the same periods in 2018.  Research and development expenses represented 21.2% and 21.1% of our revenue for the three and six months ended June 30, 2019, respectively, as compared to 16.4% and 16.3% of revenue for the prior year periods.  Research and development expenses increased for the year-over-year periods due to increases in new product initiatives.

Selling, General and Administrative.  Our selling, general and administrative expenses were $13.1 million and $24.4 for the three and six months ended June 30, 2019, as compared to $11.9 million and $24.7 million for the same periods in 2018.  Selling, general and administrative expenses represented 21.2% and 19.9% of our revenue for the three and six months ended June 30, 2019, respectively, as compared to 15.4% and 16.4% of our revenue for the same periods in 2018.  The year-over-year dollar decrease for the six months ended June 30, 2019 in selling, general and administrative expenses was primarily due to a decrease in sales commissions and a loss recorded for the misappropriation of payroll taxes by a third-party accountant recorded in 2018, partially offset by accrued merger related expenses in 2019.

Income Taxes. We recorded an income tax provision of $0.6 million and $1.8 million for the three and six months ended June 30, 2019, respectively.  Our effective tax rate of 12.2% differs from the statutory rate of 21% for the six months ended June 30, 2019 primarily due to a projected Foreign Derived Intangible Income Deduction from the Tax Act and federal research and development tax credits.  For the three and six months ended June 30, 2018, we recorded an income tax provision of $2.6 million and $5.1 million, respectively.

Our future effective income tax rate depends on various factors, such as impacts of the Tax Act, possible further tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with business combinations, and research and development tax credits as a percentage of aggregate pre-tax income.

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

Liquidity and Capital Resources

At June 30, 2019, we had $179.9 million of cash, cash equivalents and marketable securities and $319.4 million in working capital.  At December 31, 2018, we had $175.1 million of cash, cash equivalents and marketable securities and $305.9 million in working capital.

Operating activities provided $9.8 million in net cash and cash equivalents for the six months ended June 30, 2019.  The net cash and cash equivalents provided by operating activities during the six months ended June 30, 2019 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $20.9 million, partially offset by a decrease in cash provided from operating assets and liabilities of $11.1 million.  Operating activities provided $9.5 million in net cash and cash equivalents for the six months ended June 30, 2018.  The net cash and cash equivalents provided by operating activities during the six months ended June 30, 2018 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $39.1 million, partially offset by a decrease in cash provided from operating assets and liabilities of $29.6 million.

Net cash and cash equivalents of $7.7 million were used in investing activities during the six months ended June 30, 2019 primarily for the purchase of marketable securities of $38.2 million and capital expenditures of $2.7 million, offset by proceeds from sales of marketable securities of $33.2 million.  Net cash and cash equivalents used in investing activities of $19.1 million during the six months ended June 30, 2018 resulted from the purchase of marketable securities of $105.7 million and capital expenditures of $2.2 million, offset by proceeds from sales of marketable securities of $88.8 million.

Net cash and cash equivalents used in financing activities during the six months ended June 30, 2019 of $2.5 million, which resulted from payment of contingent consideration for acquired business of $1.1 million, the purchase of shares of our common stock under share repurchase authorizations of $0.7 million and tax payments related to shares withheld for share-based compensation plans of $0.7 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.2 million.  For the six months ended June 30, 2018, financing activities used $1.5 million, which resulted from payment of contingent consideration for acquired business of $1.0 million, and tax payments related to shares withheld for share-based compensation plans of $1.0 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.5 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

We entered into a convertible loan agreement with Simax Precision Technologies Limited (“Simax”) on May 31, 2018.  Simax may borrow up to $15 million in multiple promissory notes from us, subject to limitations.  We expect to be a supplier of lithography modules to Simax which is focused on the manufacture, sale and service of lithography systems.  As of

June 30, 2019, Simax has borrowed $5 million from us under the convertible loan agreement. See Note 8 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for further information.

In October 2018, the Board of Directors approved a new share repurchase authorization, which allows us to repurchase up to $40 million worth of shares of our common stock.  The authorization provides for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization has no expiration date and may be discontinued at any time.  During the three and six months ended June 30, 2019, we repurchased no shares and 37 thousand shares of common stock under our share repurchase authorization and those shares were subsequently retired.  At June 30, 2019, there was $32,494 available for future share repurchases.  Share repurchases under this plan are currently suspended until the completion of the merger with Nanometrics.  For further information, see Note 18. Shares Repurchase Authorization and Note 2. Business Combinations in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of June 30, 2019, the available line of credit was approximately $93.0 million with an available interest rate of 4.0%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.  To date, we have not utilized this line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale debt securities.  Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds.  We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities.  It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected.  Based on a sensitivity analysis performed on our financial investments held as of June 30, 2019, an immediate adverse change of 10% in interest rates (e.g., a change from 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software sales are denominated in U.S. dollars with the exception of Japan.  As a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all of our sales in Japan are denominated in Japanese yen.  From time to time, we may enter into forward exchange contracts to economically hedge a portion, but not all, of the existing and anticipated foreign currency denominated transactions expected to occur within 12 months.  The change in fair value of the forward exchange contracts is recognized under the caption “Other (income) expense” in the Condensed Consolidated Statements of Operations for each reporting period. As of June 30, 2019, we had eleven forward exchange contracts outstanding with a total notional contract value of $2.0 million.  We do not use derivative financial instruments for trading or speculative purposes.

We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China.  Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of June 30, 2019 was approximately $25.9 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $1.3 million in foreign currency exchange losses / (gains) which would be recorded as non-operating expense in other expense (income) in our Condensed Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

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

Scope of the Controls Evaluation

The evaluation of our disclosure controls and procedures included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Form 10-Q.  In the course of the evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective actions, if any, including process improvements, were being undertaken.  This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K.  Many of the components of our disclosure controls and procedures are also evaluated on an ongoing basis by other personnel in our accounting, finance, internal audit and legal functions.  The overall goals of these various evaluation activities are to monitor our disclosure controls and procedures and to modify them on an ongoing basis as necessary.  A control system can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.  Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

As of June 30, 2019, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” in our 2018 10-K.

From time to time we are subject to ordinary routine litigation incidental to our business.  As of June 30, 2019, there are no legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position or otherwise.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors as discussed in Part I, Item 1A, “Risk Factors” in our 2018 10-K.

There are risks and uncertainties associated with our proposed merger with Nanometrics.

On June 23, 2019, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Nanometrics. Completion of the proposed merger is subject to various conditions, and the proposed merger may not occur even if we obtain stockholder approval.

Completion of the merger is subject to certain closing conditions, including, among other things, the (1) approval by the stockholders of Nanometrics of the issuance of the shares of Nanometrics common stock pursuant to the Merger Agreement, (2) approval by the stockholders of Nanometrics of an amendment and restatement of Nanometrics’ certificate of incorporation to increase the number of authorized shares of Nanometrics common stock, (3) the adoption by our stockholders of the Merger Agreement, (4) authorization for listing on the New York Stock Exchange of the shares of Nanometrics common stock (including the shares to be issued in the proposed merger), subject to official notice of issuance, (5) the receipt of required regulatory approvals, (6) effectiveness of a registration statement on Form S-4 with respect to the shares of Nanometrics common stock to be issued in connection with the proposed merger and (7) the absence of any order, injunction, decree or other legal restraint preventing, or any proceeding brought by a governmental authority challenging, the completion of the proposed merger or making the completion of the proposed merger illegal. Each party’s obligation to consummate the proposed merger is also subject to other specified customary conditions, including (1) the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the proposed merger, generally subject to an overall material adverse effect qualification, (2) the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the proposed merger, (3) receipt by such party of an opinion from its counsel of its obligations to the effect that the proposed merger will qualify as a reorganization within the meaning of Section 368(a) of the Code and (4) the absence of a continuing material adverse effect with respect to the other party.  We cannot provide any assurance that these conditions will be met or waived, or that we will be able to successfully consummate the proposed merger as provided for under the Merger Agreement, or at all.

If the proposed merger is not completed, our stock price likely will fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, we may be required to pay a termination fee of $26 million if the Merger Agreement is terminated under circumstances specified in the Merger Agreement.

In this regard, we face risks and uncertainties due both to the pendency of the proposed merger, as well as the potential failure to consummate the proposed merger, including:

•	diversion of management time and resources in connection with the proposed merger;
•	the occurrence of any event, change or other circumstances that could give us or Nanometrics the right to terminate the Merger Agreement;
•	the outcome of any legal proceedings that may be instituted against us, Nanometrics or our respective directors and officers with respect to the proposed merger;
•	the risk that we or Nanometrics may not obtain the required stockholder approvals on the expected schedule or at all;
•

the ability to obtain regulatory approvals and satisfy other closing conditions to the proposed merger in a timely manner or at all, including the risk that regulatory approvals required for the proposed merger are not obtained or are obtained subject to conditions that are not anticipated;

•	delay in closing the proposed merger;
•	difficulties and delays in integrating our business with Nanometrics’ business or fully realizing any anticipated cost savings or other benefits expected from the proposed merger;
•	business disruptions from the proposed merger that may harm our business or Nanometrics’ business, including current plans and operations;
•

any announcement relating to the proposed transaction could have adverse effects on our ability or the ability of Nanometrics to retain and hire key personnel or maintain relationships with suppliers and customers, or on our or Nanometrics’ operating results and businesses generally;

•

the risk that the announcement of the proposed transaction could have adverse effects on the market price of our common stock or Nanometrics’ common stock and the uncertainty as to the long-term value of the common stock of the combined company following the proposed merger; and

•	certain restrictions during the pendency of the proposed merger that may impact our ability or the ability of Nanometrics to pursue certain business opportunities or strategic transactions.

In addition, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed merger, and these fees and costs are payable by us regardless of whether the proposed merger is consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2018, the Board of Directors approved a new share repurchase authorization, which allows us to repurchase up to $40 million worth of shares of our common stock.  The authorization provides for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization has no expiration date and may be discontinued at any time.  During the three and six months ended June 30, 2019, we repurchased 0 and 37 thousand shares of common stock under our share repurchase authorization and those shares were subsequently retired.  At June 30, 2019, there was $32.5 million available for future share repurchases.  Share repurchases under this plan are currently suspended until the completion of the merger with Nanometrics.  For further information, see Note 18. Shares Repurchase Authorization and Note 2. Business Combinations in the accompanying Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and six months ended June 30, 2019, we withheld 6.3 thousand and 33.6 thousand shares through net share settlements.  For the three and six month periods ended June 30, 2019, net share settlements cost $0.2 million and $0.7 million, respectively. Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three month period ended June 30, 2019 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1, 2019 - April 30, 2019	6.2	$23.78	—	$32,494
May 1, 2019 - May 31, 2019	—	—	—	$32,494
June 1, 2019 - June 30, 2019	0.1	27.28	—	$32,494
Three months ended June 30, 2019	6.3	$23.81	—	$32,494

[1] Includes Shares withheld through net share settlements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 23, 2019, by and among Rudolph Technologies, Inc., Nanometrics Incorporated, and PV Equipment, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 425, (SEC File No. 001-36226) filed on June 24, 2019.

3.1

Amendment to Restated Bylaws of Rudolph Technologies, Inc., effective June 23, 2019 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 425, (SEC File No. 001-36226) filed on June 24, 2019.

10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form 425, (SEC File No. 001-36226) filed on June 24, 2019.
31.1	Certification of Michael P. Plisinski, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Rudolph Technologies, Inc.

Date:	July 30, 2019	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	July 30, 2019	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer