Form 10-Q
period 2019-09-30
RUDOLPH TECHNOLOGIES INC
filed 2019-11-07
CIK 1094392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (978) 253-6200

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	RTEC*	New York Stock Exchange (NYSE)

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

The number of outstanding shares of the Registrant’s Common Stock on October 22, 2019 was 31,123,763.

* Upon the completion of the previously announced merger of equals with Nanometrics Incorporated, shares of common stock of Rudolph (NYSE: RTEC) ceased trading on the New York Stock Exchange as of market close on October 25, 2019.  Each share of common stock of Rudolph was converted into 0.8042 shares of Onto Innovation common stock (NYSE: ONTO) at the effective time of the merger.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$139,702	$112,388
Marketable securities	53,436	62,684
Accounts receivable, less allowance of $578 and $691	63,337	64,194
Inventories, net	104,132	96,820
Income taxes receivable	—	6,111
Prepaid expenses and other current assets	11,571	8,710
Total current assets	372,178	350,907
Property, plant and equipment, net	19,052	18,874
Operating lease right-of-use assets	12,697	—
Goodwill	22,495	22,495
Identifiable intangible assets, net	6,337	7,448
Other assets	18,408	18,316
Total assets	$451,167	$418,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$25,597	$30,681
Deferred revenue	6,101	6,767
Current operating lease obligations	2,264	—
Other current liabilities	11,588	7,543
Total current liabilities	45,550	44,991
Non-current operating lease obligations	11,663	—
Other non-current liabilities	8,481	11,161
Total liabilities	65,694	56,152
Commitments and contingencies
Stockholders’ equity:
Common stock	31	31
Additional paid-in capital	374,073	369,893
Accumulated other comprehensive loss	(1,520)	(1,263)
Retained earnings (accumulated deficit)	12,889	(6,773)
Total stockholders’ equity	385,473	361,888
Total liabilities and stockholders’ equity	$451,167	$418,040

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$62,935	$60,432	$185,338	$211,004
Cost of revenue	31,424	28,978	89,897	95,393
Gross profit	31,511	31,454	95,441	115,611
Operating expenses:
Research and development	12,759	12,313	38,533	36,829
Selling, general and administrative	13,075	11,128	37,431	35,867
Amortization	387	384	1,161	1,147
Total operating expenses	26,221	23,825	77,125	73,843
Operating income	5,290	7,629	18,316	41,768
Interest income, net	1,001	607	2,667	1,474
Other income, net	617	132	841	90
Income before income taxes	6,908	8,368	21,824	43,332
Provision for income taxes	348	1,181	2,162	6,318
Net income	$6,560	$7,187	$19,662	$37,014
Earnings per share:
Basic	$0.21	$0.23	$0.63	$1.16
Diluted	$0.21	$0.22	$0.63	$1.14
Weighted average shares outstanding:
Basic	31,185	31,901	31,101	31,807
Diluted	31,466	32,408	31,402	32,387

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,560	$7,187	$19,662	$37,014
Other comprehensive income:
Change in net unrealized gains on marketable securities, net of tax	—	(68)	209	62
Change in currency translation adjustments	(264)	(202)	(466)	(425)
Total comprehensive income	$6,296	$6,917	$19,405	$36,651

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated
	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at December 31, 2018	30,906	$31	$369,893	$(1,263)	$(6,773)	$361,888
Issuance of shares through share-based compensation plans, net	103	—	—	—	—	—
Repurchase of common stock	(37)	—	(744)	—	—	(744)
Net income	—	—	—	—	7,576	7,576
Share-based compensation	—	—	2,163	—	—	2,163
Share-based compensation plan withholdings	(27)	—	(598)	—	—	(598)
Currency translation	—	—	—	(518)	—	(518)
Unrealized gain on investments	—	—	—	95	—	95
Balance at March 31, 2019	30,945	$31	$370,714	$(1,686)	$803	$369,862
Issuance of shares through share-based compensation plans, net	177	—	160	—	—	160
Net income	—	—	—	—	5,526	5,526
Share-based compensation	—	—	1,673	—	—	1,673
Share-based compensation plan withholdings	(6)	—	(151)	—	—	(151)
Currency translation	—	—	—	316	—	316
Unrealized gain on investments	—	—	—	114	—	114
Balance at June 30, 2019	31,116	$31	$372,396	$(1,256)	$6,329	$377,500
Issuance of shares through share-based compensation plans, net	1	—	123	—	—	123
Net income	—	—	—	—	6,560	6,560
Share-based compensation	—	—	1,555	—	—	1,555
Share-based compensation plan withholdings		—	(1)	—	—	(1)
Currency translation	—	—	—	(264)	—	(264)
Balance at September 30, 2019	31,117	$31	$374,073	$(1,520)	$12,889	$385,473

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance at December 31, 2017	31,604	$32	$386,196	$(1,205)	$(51,869)	$333,154
Issuance of shares through share-based compensation plans, net	169	—	122	—	—	122
Net income	—	—	—	—	15,130	15,130
Share-based compensation	—	—	1,507	—	—	1,507
Share-based compensation plan withholdings	(31)	—	(839)	—	—	(839)
Currency translation	—	—	—	632	—	632
Unrealized gain on investments	—	—	—	23	—	23
Balance at March 31, 2018	31,742	$32	$386,986	$(550)	$(36,739)	$349,729
Issuance of shares through share-based compensation plans, net	164	—	368	—	—	368
Net income	—	—	—	—	14,697	14,697
Share-based compensation	—	—	2,081	—	—	2,081
Share-based compensation plan withholdings	(5)	—	(137)	—	—	(137)
Currency translation	—	—	—	(855)	—	(855)
Unrealized gain on investments	—	—	—	107	—	107
Balance at June 30, 2018	31,901	$32	$389,298	$(1,298)	$(22,042)	$365,990
Issuance of shares through share-based compensation plans, net	1	—	—	—	—	—
Repurchase of common stock	(2)	—	(38)	—	—	(38)
Net income	—	—	—	—	7,187	7,187
Share-based compensation	—	—	1,291	—	—	1,291
Share-based compensation plan withholdings		—	(4)	—	—	(4)
Currency translation	—	—	—	(202)	—	(202)
Unrealized loss on investments	—	—	—	(68)	—	(68)
Balance at September 30, 2018	31,900	$32	$390,547	$(1,568)	$(14,855)	$374,156

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$19,662	$37,014
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Amortization of intangibles	1,161	1,147
Depreciation	3,399	3,634
Foreign currency exchange (gain) loss	(774)	217
Change in fair value of contingent consideration	267	603
Share-based compensation	5,391	4,879
Provision for doubtful accounts and inventory valuation	1,921	3,105
Changes in operating assets and liabilities	(6,127)	(26,160)
Net cash and cash equivalents provided by operating activities	24,900	24,439
Cash flows from investing activities:
Purchases of marketable securities	(52,945)	(113,353)
Proceeds from sales of marketable securities	62,231	152,588
Cash advanced on convertible note receivable	—	(1,000)
Purchases of property, plant and equipment	(4,201)	(4,127)
Net cash and cash equivalents provided by investing activities	5,085	34,108
Cash flows from financing activities:
Purchase of common stock	(744)	(38)
Tax payments related to shares withheld for share-based compensation plans	(750)	(980)
Payment of contingent consideration for acquired business	(1,121)	(1,057)
Issuance of shares through share-based compensation plans	283	490
Net cash and cash equivalents used in financing activities	(2,332)	(1,585)
Effect of exchange rate changes on cash and cash equivalents	(339)	(398)
Net increase in cash and cash equivalents	27,314	56,564
Cash and cash equivalents at beginning of period	112,388	67,770
Cash and cash equivalents at end of period	$139,702	$124,334

Supplemental disclosure of cash flow information:
Income taxes (refunded) paid	$(4,067)	$2,389

The accompanying notes are an integral part of these financial statements.

RUDOLPH TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

(Unaudited)

NOTE 1. Basis of Presentation

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by Rudolph Technologies, Inc. (the “Company” or “Rudolph”) and in the opinion of management reflect all adjustments, consisting of normal recurring accruals, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual amounts could differ materially from reported amounts.  The interim results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of results to be expected for the entire year or any future periods.  This interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 15, 2019.  The accompanying Condensed Consolidated Balance Sheets at December 31, 2018 has been derived from the audited consolidated financial statements included in the 2018 10-K.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”  This ASU eliminates Step 2 from the goodwill impairment test.   Accordingly, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess, limited to the total amount of goodwill allocated to the reporting unit.  The ASU is effective for the fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, with earlier adoption permitted.  The adoption of ASU No. 2017-04 during the three months ended September 30, 2019 did not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade receivables, notes receivable and other commitments to extend credit held by a reporting entity. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on its consolidated financial position, results of operations, and cash flows.

Recently issued accounting guidance not discussed above is not applicable.

NOTE 2. Business Combination

On June 23, 2019, the Company entered into an agreement and plan of merger to combine in an all-stock merger of equals transaction with Nanometrics Incorporated (“Nanometrics”), a provider of advanced process control metrology and software analytics The merger was completed on October 25, 2019.  The transaction was unanimously approved by the board of directors of both companies and was subject to the satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company.  As a result of the merger, Rudolph became a direct wholly-owned subsidiary of Nanometrics, which was renamed “Onto Innovation Inc.” upon the consummation of the merger. Shares of common stock of Rudolph (NYSE: RTEC) ceased trading on the New York Stock Exchange as of market close on October 25, 2019.  Each share of common stock of Rudolph was converted into 0.8042 shares of Onto Innovation common stock (NYSE: ONTO) at the effective time of the merger. Rudolph common stock will no longer be listed on the NYSE. Onto Innovation (NYSE: ONTO) shares began trading on the NYSE on October 28, 2019. At the effective date of the merger Nanometrics stockholders owned approximately 50% of the combined company and Rudolph stockholders also owned approximately 50% of the combined company.  During the three and nine months ended September 30, 2019, the Company recorded $2.4 million and $4.9 million of direct costs associated with the merger, respectively. Since the merger was not completed until October 25, 2019, the interim financial statements set forth in this report do not include or reflect the results of Nanometrics or the impact of the closing of the merger for any of the periods set forth therein.

The combined company will account for the acquisition pursuant to the merger agreement as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes.

In identifying Rudolph as the accounting acquiring entity, Nanometrics and Rudolph reviewed the accounting guidance as provided in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, which takes into account the type of consideration, the structure of the merger and the other transactions contemplated by the merger agreement, relative outstanding share ownership, the composition of the combined company board of directors, designation of certain senior management positions of the combined company, mainly the Chief Executive Officer and the Chief Financial Officer, relative voting rights, relative size as measured by assets, revenue or earnings as well as other metrics an investor would use for evaluating the respective company’s current and future financial performance, which of the combining entities initiated the combination and where the combined company’s headquarters will be located.

The Company is conducting a preliminary valuation analysis of identifiable assets and liabilities assumed for the merger in accordance with the requirements of ASC Topic 805. The final determination of the fair value of assets acquired and liabilities assumed will be completed in accordance with the applicable accounting guidance.  Due to the significance of the merger, the Company may use all of the measurement period permitted to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

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

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$53,436	$—	$53,436	$—
Total assets	$53,436	$—	$53,436	$—
Liabilities:
Contingent consideration - acquisitions	$1,206	$—	$—	$1,206
Foreign currency forward contracts	10	—	10	—
Total liabilities	$1,216	$—	$10	$1,206

December 31, 2018
Assets:
Available-for-sale debt securities:
Municipal notes and bonds	$62,684	$—	$62,684	$—
Total assets	$62,684	$—	$62,684	$—
Liabilities:
Contingent consideration - acquisitions	$2,060	$—	$—	$2,060
Foreign currency forward contracts	32	—	32	—
Total liabilities	$2,092	$—	$32	$2,060

Level 1 inputs are based on quoted market prices that are available in active markets.  The Company does not have any recurring financial assets and liabilities that are recorded in its Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 that are classified as Level 1 inputs.

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

Level 3 liabilities consisted of contingent consideration related to an acquisition for which the Company uses a discounted cash flow model to value these liabilities.  The Level 3 assumptions used in the discounted cash flow model for the contingent consideration included projected revenue, timing of cash flows and estimates of discount rates of 0.0% and 9.4% for the nine months ended September 30, 2019 and 2018, respectively.  A significant decrease in the projected revenue or increase in discount rates could result in a significantly lower fair value measurement for the contingent consideration.

This table presents a reconciliation of all liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2018	$2,060
Additions	267
Payments	(1,121)
Transfer into (out of) Level 3	—
Balance at September 30, 2019	$1,206

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

The Company has determined that the gross unrealized losses on its marketable securities at September 30, 2019 and December 31, 2018 are temporary in nature.  The Company reviews its investment portfolio to identify and evaluate marketable securities that have indications of possible impairment.  Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, credit quality and the Company’s ability and intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

At September 30, 2019 and December 31, 2018, marketable securities are categorized as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
September 30, 2019
Municipal notes and bonds	$53,218	$220	$2	$53,436
Total marketable securities	$53,218	$220	$2	$53,436
December 31, 2018
Municipal notes and bonds	$62,681	$43	$40	$62,684
Total marketable securities	$62,681	$43	$40	$62,684

The amortized cost and estimated fair value of marketable securities classified by the maturity date listed on the security, regardless of the Condensed Consolidated Balance Sheets classification, is as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$40,680	$40,784	$47,767	$47,732
Due after one through five years	12,538	12,652	14,914	14,952
Due after five through ten years	—	—	—	—
Due after ten years	—	—	—	—
Total marketable securities	$53,218	$53,436	$62,681	$62,684

The following table summarizes the estimated fair value and gross unrealized holding losses of marketable securities, aggregated by investment instrument and period of time in an unrealized loss position, at September 30, 2019 and December 31, 2018:

	In Unrealized Loss Position For Less Than 12 Months		In Unrealized Loss Position For Greater Than 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2019
Municipal notes and bonds	$2,302	$2	$—	$—
Total	$2,302	$2	$—	$—
December 31, 2018
Municipal notes and bonds	$27,952	$30	$4,671	$10
Total	$27,952	$30	$4,671	$10

See Note 3 for additional discussion regarding the fair value of the Company’s marketable securities.

NOTE 5. Derivative Instruments and Hedging Activities

The Company, when it considers it to be appropriate, enters into forward contracts to hedge the economic exposures arising from foreign currency denominated transactions. At September 30, 2019 and December 31, 2018, these contracts included the future sale of Japanese Yen to purchase U.S. dollars.  Derivative instruments are measured at fair value and recognized as either, “Prepaid expenses and other current assets” or “Other current liabilities” in the Condensed Consolidated Balance Sheets with changes in the net derivatives position reflected in operating cash flows.  The foreign currency forward contracts were entered into by the Company’s Japanese subsidiary to economically hedge a portion of certain intercompany obligations.  The forward contracts are not designated as hedges for accounting purposes and increases in the fair value of $22 and $111 for the nine months ended September 30, 2019 and 2018, respectively, are recorded under the caption “Other income, net” in the Condensed Consolidated Statements of Operations.

The dollar equivalent of the U.S. dollar forward contracts and related fair values as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Notional amount	$4,158	$6,746
Fair value of liability	$(10)	$(32)

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

Operating lease costs were $857 and $2,623 during the three and nine months ended September 30, 2019.  These costs are primarily related to long-term operating leases, but also include immaterial amounts for short-term leases less than 12 months.  Operating lease costs are recognized on a straight-line basis over the terms of the leases.

Additional operating lease right-of-use assets of $217 were recognized as non-cash asset additions that resulted from new operating lease liabilities as of the nine months ended September 30, 2019. Cash paid for amounts included in the measurement of operating lease liabilities was $2,456 during the nine months ended September 30, 2019 and is included in operating cash flows.

The Company often has the option to renew lease terms for buildings and other assets. The exercise of lease renewal options are generally at the Company’s sole discretion. In addition, certain lease arrangements may be terminated prior to their original expiration date at the Company’s discretion. The Company evaluates renewal and termination options at the lease commencement date to determine if it is reasonably certain to exercise the option on the basis of economic factors. The weighted average of the remaining lease term for operating leases as of September 30, 2019  was 7.8 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for our leases is determined based on the lease term in which lease payments are made. The weighted average discount rate used to measure operating lease liabilities as of September 30, 2019 was 4.7%.

The following table presents information about the amount and timing of cash flows arising from the Company’s operating leases as of September 30, 2019:

September 30, 2019
Maturity of Lease Liabilities	Lease Payments
2019 (remaining)	$611
2020	3,005
2021	2,068
2022	2,011
2023	1,698
Thereafter	7,484
Total undiscounted operating lease payments	$16,877
Less: Imputed interest	2,950
Present value of operating lease liabilities	$13,927

NOTE 7. Purchased Intangible Assets

Purchased intangible assets as of September 30, 2019 and December 31, 2018 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net
September 30, 2019
Finite-lived intangibles:
Developed technology	$66,227	$60,579	$5,648
Customer and distributor relationships	9,560	9,281	279
Trade names	4,361	3,951	410
Total identifiable intangible assets	$80,148	$73,811	$6,337
December 31, 2018
Finite-lived intangibles:
Developed technology	$66,177	$59,692	$6,485
Customer and distributor relationships	9,560	9,082	478
Trade names	4,361	3,876	485
Total identifiable intangible assets	$80,098	$72,650	$7,448

Intangible assets amortization expenses for the three and nine months ended September 30, 2019 were $387 and $1,161, respectively.  For the three and nine month periods ended September 30, 2018, intangible assets amortization expenses were $384 and $1,147, respectively.  Assuming no change in the gross carrying value of identifiable intangible assets and estimated lives, estimated amortization expenses for the remainder of 2019 are $388, and for each of the next five years estimated amortization expenses are $1,350 for 2020, $602 for 2021, $536 for 2022, $519 for 2023, and $436 for 2024.

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

As of September 30, 2019, the convertible notes receivable balance was $5,000 with accrued interest of $159.

NOTE 9. Balance Sheet Details

Inventories

Inventories are comprised of the following:

	September 30, 2019	December 31, 2018
Materials	$70,717	$61,025
Work-in-process	22,476	21,910
Finished goods	10,939	13,885
Total inventories	$104,132	$96,820

The Company has established reserves of $9,218 and $11,678 as of September 30, 2019 and December 31, 2018, respectively, for slow moving and obsolete inventory, which are included in the amounts above.

Property, Plant and Equipment

Property, plant and equipment, net is comprised of the following:

	September 30, 2019	December 31, 2018
Land and building	$2,584	$2,584
Machinery and equipment	28,751	29,097
Furniture and fixtures	3,248	3,226
Computer equipment and software	11,162	7,906
Leasehold improvements	9,458	9,448
	55,203	52,261
Accumulated depreciation	(36,151)	(33,387)
Total property, plant and equipment, net	$19,052	$18,874

Other assets

Other assets is comprised of the following:

	September 30, 2019	December 31, 2018
Convertible notes receivable	$5,000	$5,000
Deferred income taxes	12,899	12,810
Other	509	506
Total other assets	$18,408	$18,316

Other current liabilities

Other current liabilities is comprised of the following:

	September 30, 2019	December 31, 2018
Contingent consideration - acquisitions	$1,206	$1,422
Customer deposits	774	1,135
Accrued inventory	352	1,103
Accrued merger related expenses	4,135	—
Income taxes payable	602	—
Other	4,519	3,883
Total other current liabilities	$11,588	$7,543

Other non-current liabilities

Other non-current liabilities is comprised of the following:

	September 30, 2019	December 31, 2018
Unrecognized tax benefits (including interest)	$5,033	$5,409
Contingent consideration - acquisitions	—	638
Deferred revenue	1,171	1,314
Deferred rent	—	1,405
Other	2,277	2,395
Total other non-current liabilities	$8,481	$11,161

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

Changes in the Company’s warranty reserves are as follows:

	Nine Months Ended September 30,
	2019	2018
Balance, beginning of the period	$2,441	$2,427
Accruals	2,078	2,720
Usage	(2,477)	(2,589)
Balance, end of the period	$2,042	$2,558

Warranty reserves are reported in the Condensed Consolidated Balance Sheets under the caption “Accounts payable and accrued liabilities.”

Legal Matters

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business.  Subsequent to the announcement regarding the Company’s intention to merge with Nanometrics Incorporated, five (5) complaints were filed in August, September, and October 2019 by purported shareholders against the Company and its current directors, with one lawsuit including Nanometrics and PV Equipment Inc. as defendants as well.  Two of the lawsuits were filed as class action litigation in the United States District Court for the District of Delaware—Rosenblatt v. Rudolph Technologies, Inc., et al., (the “Rosenblatt Action”), and Stein v. Rudolph Technologies, Inc., et al., (the “W. Stein Action”).  The other three lawsuits were filed by individual plaintiffs, one in the United States District Court for the District of Delaware— Stein v. Rudolph Technologies, Inc., et al. (the “S. Stein Action”); one in the United States District Court for the District of New Jersey—Parikh v. Rudolph Technologies, Inc., et al., (the “Parikh Action”); and one in the United States District Court for the District of Massachusetts—Roy v. Rudolph Technologies, Inc., et al., (the “Roy Action”).  On October 11, 2019 the Company filed supplemental disclosures to the definitive proxy statement originally filed on August 15, 2019 (the “Supplemental Disclosures”).  That same day, the Company and the plaintiffs in the S. Stein, Rosenblatt, W. Stein, and Roy Actions entered into a memorandum of understanding with the intention to fully resolve and dismiss each of the matters.  Also on October 11, 2019, the Company and the plaintiff in the Parikh Action agreed in principle that he would dismiss with prejudice the claims asserted in that action, in return for the Company’s agreement to make the Supplemental Disclosures.  Pursuant to these agreements, the parties will attempt to resolve plaintiffs’ counsel’s claim for attorney’s fees and expenses based upon the purported benefit they believe was conferred upon Rudolph shareholders by causing the Supplemental Disclosures to be disseminated.  The plaintiffs and their counsel have reserved their right to file applications seeking attorney’s fees and expenses and the Company has reserved its right to oppose such fee applications.

Other than the foregoing, as of September 30, 2019, there are no other legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position or otherwise.

Line of Credit

The Company has a credit agreement with a bank that provides for a line of credit which is secured by the marketable securities the Company has with the bank.  The Company is permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  The available line of credit as of September 30, 2019 was approximately $105.1 million with an available interest rate of 3.5%.  The credit agreement is available to the Company until such time that either party terminates the arrangement at their discretion.  The Company has not utilized the line of credit to date.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by revenue source:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Systems	$47,560	$43,955	$134,647	$160,170
Software licensing, support and maintenance	5,226	6,877	19,560	21,879
Parts	7,142	7,141	22,292	20,884
Services	3,007	2,459	8,839	8,071
Total revenue	$62,935	$60,432	$185,338	$211,004

The following table represents a disaggregation of revenue by timing of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Point-in-time	$58,663	$56,185	$172,562	$198,864
Over-time	4,272	4,247	12,776	12,140
Total revenue	$62,935	$60,432	$185,338	$211,004

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

Contract Liabilities

The Company records contract liabilities when the customer has been billed in advance of the Company completing its performance obligations. These amounts are recorded as deferred revenue in the Condensed Consolidated Balance Sheets.

Changes in deferred revenue were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance, beginning of the period	$9,349	$8,799	$8,080	$7,206
Deferral of revenue	5,860	4,354	17,492	15,002
Recognition of deferred revenue	(7,937)	(4,449)	(18,300)	(13,504)
Balance, ending of the period	$7,272	$8,704	$7,272	$8,704

NOTE 12. Share-Based Compensation

Restricted Stock Unit Activity

A summary of the Company’s restricted stock unit activity with respect to the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	794	$19.51
Granted	323	$23.65
Vested	(275)	$16.94
Forfeited	(37)	$21.25
Nonvested at September 30, 2019	805	$21.97

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

As of September 30, 2019 and December 31, 2018, there was $10,983 and $9,517 of total unrecognized compensation cost related to restricted stock units granted under the Company’s stock plans, respectively.  That cost is expected to be recognized over a weighted average period of 2.2 years and 2.1 years for each of the respective periods.

NOTE 13. Other Income, Net

Other income, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency exchange gains (losses), net	$552	$(174)	$774	$(217)
Gain on casualty insurance claim	—	302	—	302
Rental income	—	4	1	5
Other	65	—	66	—
Total other income, net	$617	$132	$841	$90

NOTE 14. Income Taxes

The following table provides details of income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income before income taxes	$6,908	$8,368	$21,824	$43,332
Provision for income taxes	$348	$1,181	$2,162	$6,318
Effective tax rate	5.0%	14.1%	9.9%	14.6%

The income tax provision for the three and nine months ended September 30, 2019 was computed based on the Company’s annual forecast of profit by jurisdiction and forecasted effective tax rate for the year.  The changes in the Company’s effective tax rate for the three and nine months ended September 30, 2019 as compared to the same period in 2018 are primarily due to (i) changes in the mix of forecasted earnings by jurisdictions, (ii) computed R&D Credits on forecasted earnings levels, and (iii) current year UTP reserve reversals due to closed tax authority exams.  The Company’s recorded effective tax rate is less than the U.S. statutory rate primarily due to projected Foreign Derived Intangible Income Deductions from the Tax Act and federal research and development tax credits.

The Company currently has a partial valuation allowance recorded against certain foreign and state net operating loss and credit carryforwards where the realizability of such deferred tax assets is substantially in doubt.  Each quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including forecasted earnings in assessing its need for a valuation allowance.  As a result of the Company’s analysis, it concluded that it is more likely than not that a portion of its deferred tax assets will not be realized. Therefore, the Company continues to provide a valuation allowance against certain deferred tax assets.  The Company continues to monitor available evidence and may reverse some or all of the remaining valuation allowance in future periods, if appropriate.  The Company has a recorded valuation allowance against certain of its deferred tax assets of $2,939 and $3,172 as of September 30, 2019 and December 31, 2018, respectively.

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

The following table sets forth the weighted average number of restricted stock units that have been excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Restricted stock units	69	7	114	17
Total	69	7	114	17

The Company’s basic and diluted earnings per share amounts are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$6,560	$7,187	$19,662	$37,014
Denominator:
Basic earnings per share - weighted average shares outstanding	31,185	31,901	31,101	31,807
Effect of potential dilutive securities:
Employee stock options and restricted stock units - dilutive shares	281	507	301	580
Diluted earnings per share - weighted average shares outstanding	31,466	32,408	31,402	32,387
Earnings per share:
Basic	$0.21	$0.23	$0.63	$1.16
Diluted	$0.21	$0.22	$0.63	$1.14

NOTE 16. Accumulated Other Comprehensive Loss

Comprehensive income includes net income, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale debt securities.  See the Condensed Consolidated Statements of Comprehensive Income for the effect of the components of comprehensive income on the Company’s net income.

The components of accumulated other comprehensive loss, net of tax, are as follows:

	Foreign currency translation adjustments	Net unrealized gain on marketable securities	Accumulated other comprehensive loss (income)
Balance at December 31, 2018	$1,273	$(10)	$1,263
Net current period other comprehensive income	466	(209)	257
Reclassifications	—	—	—
Balance at September 30, 2019	$1,739	$(219)	$1,520

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

The following table lists the different sources of revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Systems and Software:
Process control	$44,221	71%	$41,164	68%	$127,632	69%	$145,458	69%
Lithography	3,339	5%	2,791	5%	7,015	4%	14,712	7%
Software licensing, support and maintenance	5,226	8%	6,877	11%	19,560	10%	21,879	10%
Parts	7,142	11%	7,141	12%	22,292	12%	20,884	10%
Services	3,007	5%	2,459	4%	8,839	5%	8,071	4%
Total revenue	$62,935	100%	$60,432	100%	$185,338	100%	$211,004	100%

The Company’s significant operations outside the United States include sales, service and application offices in Europe and Asia.  For geographical revenue reporting, revenue is attributed to the geographic location to which the product is shipped.  Revenue by geographic region is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue from third parties:
United States	$8,816	$11,476	$26,879	$29,344
Taiwan	14,304	10,233	32,446	35,643
Japan	8,962	4,134	16,330	14,082
China	14,666	11,547	54,887	52,866
South Korea	8,481	10,977	30,027	44,581
Singapore	2,396	4,644	6,007	11,985
Other Asia	1,386	1,102	3,425	3,520
Germany	735	3,527	3,260	8,668
Other Europe	3,189	2,792	12,077	10,315
Total revenue	$62,935	$60,432	$185,338	$211,004

The following customer accounted for more than 10% of total revenue for the indicated periods:

	Nine Months Ended September 30,
	2019	2018
Customer A	17.6%	10.5%

NOTE 18. Share Repurchase Authorization

In October 2018, the Board of Directors approved a share repurchase authorization, which allowed the Company to repurchase up to $40,000 worth of shares of its common stock.  The authorization provided for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization had no expiration date and could be discontinued at any time.  During the three and nine months ended September 30, 2019, the Company repurchased 0 and 37 shares of common stock, respectively, under the share repurchase authorization and those shares were subsequently retired.  At September 30, 2019, there was $32,494 available for future share repurchases.  The share repurchase authorization was terminated on October 25, 2019 due to the closing of the merger with Nanometrics.  See Note 2 for additional information regarding the merger with Nanometrics.

NOTE 19. Subsequent Event

Subsequent to September 30, 2019 and through the Company’s financial statement issuance date of November 7, 2019, it was announced that the Company had successfully completed its all-stock merger of equals transaction with Nanometrics on October 25, 2019.  The combined company is now called Onto Innovation Inc. and is headquartered in Wilmington, Massachusetts.  Further discussion of the Company’s merger with Nanometrics can be seen in Note 2, “Business Combination,” of these Notes to Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to “we”, “us”, “our”, the “Company” and “Rudolph” refer to the consolidated operations of Rudolph Technologies, Inc., and its consolidated subsidiaries.  Certain statements in this Quarterly Report on Form 10-Q (this “Form 10-Q”) are forward-looking statements, including those concerning our business momentum and future growth, acceptance of our products and services, our ability to deliver both products and services consistent with our customers’ demands and expectations and to strengthen our market position, our expectations of the semiconductor market outlook, future revenue, gross profits, research and development and engineering expenses, selling, general and administrative expenses, product introductions, technology development, manufacturing practices, cash requirements, our dependence on certain significant customers and anticipated trends and developments in and management plans for our business and the markets in which we operate, our recent merger with Nanometrics Incorporated (“Nanometrics”), our anticipated revenue as a result of acquisitions, and our ability to be successful in managing our cost structure and cash expenditures and results of litigation.  The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as, but not limited to, “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “plan,” “should,” “may,” “could,” “will,” “would,” “forecast,” “project” and words or phrases of similar meaning, as they relate to our management or us.

The forward-looking statements contained herein reflect our expectations with respect to future events and are subject to certain risks, uncertainties and assumptions.  Actual results may differ materially from those included in such forward-looking statements for a number of reasons including, but not limited to, the following: variations in the level of orders which can be affected by general economic conditions; seasonality and growth rates in the semiconductor manufacturing industry and in the markets served by our customers; the global economic and political climates; difficulties or delays in product functionality or performance; the delivery performance of sole source vendors; the timing of future product releases; failure to respond adequately to either changes in technology or customer preferences; changes in pricing by us or our competitors; our ability to manage growth; changes in management; risk of nonpayment of accounts receivable; changes in budgeted costs; our ability to leverage our resources to improve our position in our core markets, to weather difficult economic environments, to open new market opportunities and to target high-margin markets; the strength/weakness of the back-end and/or front-end semiconductor market segments; the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions; the ability of Onto Innovation to successfully integrate the businesses of Rudolph and Nanometrics promptly and effectively  and to achieve the anticipated synergies and value-creation contemplated by the merger of equals transaction within the expected time frame; unanticipated difficulties or expenditures relating to the merger; the response of business partners and retention as a result of the merger; the diversion of management time in connection with the merger; the effect of litigation related to the merger; the other factors that may be disclosed in Onto Innovation’s filings with the Securities and Exchange Commission (the “SEC”); and the “Risk Factors” set forth in Item 1A in our 2018 Form 10-K (“2018 10-K”) and other filings made with the SEC, as supplemented by Item 1A of Part II of this Form 10-Q, and any subsequently filed Quarterly Reports on Form 10-Q.  The forward-looking statements reflect our position as of the date of this Form 10-Q and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Recent Developments

On June 23, 2019, we entered into an agreement and plan of merger to combine in an all-stock merger of equals transaction with Nanometrics, a provider of advanced process control metrology and software analytics. The merger was completed on October 25, 2019.  The transaction was unanimously approved by the board of directors of both companies and was subject to the satisfaction of customary closing conditions, including receipt of customary regulatory approvals and approval by the shareholders of each company.  As a result of the merger, Rudolph became a direct wholly-owned subsidiary of Nanometrics, which was renamed “Onto Innovation Inc.” upon the consummation of the merger.  Shares of common stock of Rudolph (NYSE: RTEC) ceased trading on the New York Stock Exchange as of market close on October 25, 2019.  Each share of common stock of Rudolph was converted into 0.8042 shares of Onto Innovation common stock (NYSE: ONTO) at the effective time of the merger. Rudolph common stock will no longer be listed on the NYSE. Onto Innovation (NYSE: ONTO) shares began trading on the NYSE on October 28, 2019. At the effective date of the merger, Nanometrics stockholders owned approximately 50% of the combined company and our current stockholders owned approximately 50% of the combined company.  During the three and nine months ended September 30, 2019, we recorded $2.4 million and $4.9 million of direct costs associated with the merger, respectively.

Since the merger was not completed until October 25, 2019, after the reporting period closed on September 30, 2019, the interim financial statements set forth in this report do not include or reflect the results of Nanometrics for any of the periods set forth therein or the impact of the closing of the merger. In addition, Rudolph intends to file with the SEC a Form 15 suspending Rudolph’s reporting obligations under Sections 13 and 15(d) of the Exchange Act.  [As a result of the merger, the consolidated results of Nanometrics and Rudolph will be reported by Onto Innovation on a going-forward basis.]The combined company will account for the acquisition pursuant to the merger agreement as a reverse acquisition using the acquisition method of accounting in accordance with generally accepted accounting principles, with Rudolph being treated as the acquiring entity for accounting purposes.

In identifying Rudolph as the accounting acquiring entity, Nanometrics and Rudolph reviewed the accounting guidance as provided in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”, which takes into account the type of consideration, the structure of the merger and the other transactions contemplated by the merger agreement, relative outstanding share ownership, the composition of the combined company board of directors, designation of certain senior management positions of the combined company, mainly the Chief Executive Officer and the Chief Financial Officer, relative voting rights, relative size as measured by assets, revenue or earnings as well as other metrics an investor would use for evaluating the respective company’s current and future financial performance, which of the combining entities initiated the combination and where the combined company’s headquarters will be located.

We are conducting a preliminary valuation analysis of identifiable assets and liabilities assumed for the merger in accordance with the requirements of ASC Topic 805. The final determination of the fair value of assets acquired and liabilities assumed will be completed in accordance with the applicable accounting guidance.  Due to the significance of the merger, the Company may use all of the measurement period permitted to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

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

Our business is affected by the annual spending patterns of our customers on semiconductor capital equipment.  The amount that our customers devote to capital equipment spending depends on a number of factors, including general worldwide economic conditions, as well as other economic drivers such as personal computers, mobile devices, data centers, artificial intelligence and automotive sales.  Current forecasts by industry analysts for the semiconductor device manufacturing industry project capital equipment spending to be down 13-18% for 2019 as compared to 2018.  Our revenue and profitability tend to follow the trends of certain segments within the semiconductor market.

Historically, a significant portion of our revenue in each quarter and year has been derived from sales to relatively few customers, and we expect this trend to continue.  For the nine months ended September 30, 2019 and for the years ended December 31, 2018, 2017 and 2016, aggregate sales to customers that individually represented at least five percent of our revenue accounted for 42.4%, 18.3%, 27.2%, and 34.5% of our revenue, respectively.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2019 and 2018

Revenue.  Our revenue is primarily derived from the sale of our systems, services, spare parts and software licensing.  Our revenue of $62.9 million increased 4.1% for the three months ended September 30, 2019 as compared to the same period in 2018, in which revenue totaled $60.4 million.  For the nine month periods ended September 30, 2019 and 2018, our revenue totaled $185.3 million and $211.0 million, respectively, representing a year-over-year decrease of 12.2%.

The following table lists, for the periods indicated, the different sources of our revenue in dollars (thousands) and as percentages of our total revenue:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2019		2018		2019		2018
Systems and Software:
Process control	$44,221	71%	$41,164	68%	$127,632	69%	$145,458	69%
Lithography	3,339	5%	2,791	5%	7,015	4%	14,712	7%
Software licensing, support and maintenance	5,226	8%	6,877	11%	19,560	10%	21,879	10%
Parts	7,142	11%	7,141	12%	22,292	12%	20,884	10%
Services	3,007	5%	2,459	4%	8,839	5%	8,071	4%
Total revenue	$62,935	100%	$60,432	100%	$185,338	100%	$211,004	100%

Total systems and software revenue decreased $27.8 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.  Process control system revenue decreased $17.8 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to lower inspection system sales in the 2019 period.  Lithography system revenue decreased $7.7 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to the shipment of a JetStep G system during the nine months ended September 30, 2018, which had a higher average selling price.  Software revenue decreased $2.3 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to lower process control software sales.  Systems revenue generated by our latest product releases and major enhancements in each of our product families amounted to 79% and 76% of total revenue for the three and nine months ended September 30, 2019, as compared to 72% and 74% of total revenue for both the three and nine months ended September 30, 2018.  The year-over-year increase in total parts and services revenue for the nine months ended September 30, 2019 is primarily due to increased spending by our customers on system upgrades and repairs of existing systems.  Parts and services revenue are generated from parts sales, maintenance service contracts, system upgrades, as well as from time and material billable service calls.

Deferred revenue of $6.1 million was recorded in the Condensed Consolidated Balance Sheets under the caption “Deferred revenue” and $1.2 million was recorded under the caption “Other non-current liabilities” at September 30, 2019.  Deferred revenue primarily consisted of $5.4 million for deferred maintenance agreements and $1.9 million for outstanding deliverables.

Gross Profit.  Our gross profit has been and will continue to be affected by a variety of factors, including manufacturing efficiencies, provision for excess and obsolete inventory, pricing by competitors or suppliers, new product introductions, production volume, customization and reconfiguration of systems, international and domestic sales mix, system and software product mix and parts and service margins.  Our gross profit was $31.5 million and $95.4 million for the three and nine months ended September 30, 2019, as compared to $31.5 million and $115.6 million for the same periods in 2018.  Our gross profit represented 50.1% and 51.5% of our revenue for the three and nine months ended September 30, 2019 and 52.0% and 54.8% for the same periods in 2018.  The decrease in gross profit as a percentage of revenue for the nine months ended September 30, 2019, as compared to the same period in 2018, is primarily due to a lower volume of system and software sales as well as product mix.

Operating Expenses.  Major components of operating expenses include research and development, as well as selling, general and administrative expenses.

Research and Development.  Our research and development expenses were $12.8 million and $38.5 million for the three and nine months ended September 30, 2019, respectively, as compared to $12.3 million and $36.8 million for the same periods in 2018.  Research and development expenses represented 20.3% and 20.8% of our revenue for the three and nine months ended September 30, 2019, respectively, as compared to 20.4% and 17.5% of revenue for the same prior year periods.  Research and development expenses increased for the year-over-year periods due to new product initiatives in 2019.

Selling, General and Administrative.  Our selling, general and administrative expenses were $13.1 million and $37.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $11.1 million and $35.9 million for the same periods in 2018.  Selling, general and administrative expenses represented 20.8% and 20.2% of our revenue for the three and nine months ended September 30, 2019, respectively, as compared to 18.4% and 17.0% of our revenue for the same periods in 2018.  The year-over-year dollar increase for the nine months ended September 30, 2019 in selling, general and administrative expenses was primarily due to merger related expenses of $4.9 million, partially offset by a decrease in sales commissions in 2019.

Income Taxes. We recorded an income tax provision of $0.3 million and $2.2 million for the three and nine months ended September 30, 2019, respectively.  Our effective tax rate of 9.9% differs from the statutory rate of 21% for the nine months ended September 30, 2019 primarily due to (i) changes in mix of forecasted earnings by jurisdiction, (ii) computed R&D Credits on forecasted earning levels, and (iii) current year UTP reserve reversals due to closed tax authority exams.  For the three and nine months ended September 30, 2018, we recorded an income tax provision of $1.2 million and $6.3 million, respectively.

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

Liquidity and Capital Resources

At September 30, 2019, we had $193.1 million of cash, cash equivalents and marketable securities and $326.6 million in working capital.  At December 31, 2018, we had $175.1 million of cash, cash equivalents and marketable securities and $305.9 million in working capital.

Operating activities provided $24.9 million in net cash and cash equivalents for the nine months ended September 30, 2019.  The net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2019 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $31.0 million, partially offset by a decrease in cash provided from operating assets and liabilities of $6.1 million.  Operating activities provided $24.4 million in net cash and cash equivalents for the nine months ended September 30, 2018.  The net cash and cash equivalents provided by operating activities during the nine months ended September 30, 2018 resulted primarily from net income, adjusted to exclude the effect of non-cash operating charges of $50.6 million, partially offset by a decrease in cash provided from operating assets and liabilities of $26.2 million.

Investing activities provided net cash and cash equivalents of $5.1 million during the nine months ended September 30, 2019 through proceeds from sales of marketable securities of $62.2 million, partially offset by purchases of marketable securities of $52.9 million and capital expenditures of $4.2 million.  Net cash and cash equivalents of $34.1 million provided by investing activities during the nine months ended September 30, 2018 resulted from proceeds from sales of marketable securities of $152.6 million, partially offset by the purchase of marketable securities of $113.4 million, capital expenditures of $4.1 million, and cash advanced on a convertible note receivable of $1.0 million.

Net cash and cash equivalents used in financing activities during the nine months ended September 30, 2019 of $2.3 million resulted from the payment of contingent consideration for an acquired business of $1.1 million, the purchase of shares of our common stock under share repurchase authorizations of $0.7 million and tax payments related to shares withheld for share-based compensation plans of $0.8 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.3 million.  For the nine months ended September 30, 2018, financing activities used $1.6 million, which resulted from payment of contingent consideration for acquired business of $1.1 million, and tax payments related to shares withheld for share-based compensation plans of $1.0 million, partially offset by proceeds from sales of shares through share-based compensation plans of $0.5 million.

From time to time, we evaluate whether to acquire new or complementary businesses, products and/or technologies.  We may fund all of or a portion of the price of these investments or acquisitions in cash, stock, or a combination of cash and stock.

We entered into a convertible loan agreement with Simax Precision Technologies Limited (“Simax”) on May 31, 2018.  Simax may borrow up to $15.0 million in multiple promissory notes from us, subject to limitations.  We expect to be a supplier of lithography modules to Simax which is focused on the manufacture, sale and service of lithography systems.  As of September 30, 2019, Simax has borrowed $5.0 million from us under the convertible loan agreement. See Note 8 in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q for further information.

In October 2018, the Board of Directors approved a new share repurchase authorization, which allowed us to repurchase up to $40.0 million worth of shares of our common stock.  The authorization provided for repurchases to be made in the open market or through negotiated transactions from time to time.  During the three and nine months ended September 30, 2019, we repurchased no shares and 37 thousand shares of common stock under our share repurchase authorization and those shares were subsequently retired.  At September 30, 2019, there was $32.5 million available for future share repurchases.  This repurchase authorization has been terminated due to the closing of the merger with Nanometrics and its wholly owned subsidiary on October 25, 2019.  For further information, see Note 18. Share Repurchase Authorization and Note 2. Business Combinations in the accompanying Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

We have a credit agreement with a bank that provides for a line of credit that is secured by the marketable securities we have with the bank.  We are permitted to borrow up to 70% of the value of eligible securities held at the time the line of credit is accessed.  As of September 30, 2019, the available line of credit was approximately $105.1 million with an available interest rate of 3.5%.  The credit agreement is available to us until such time that either party terminates the arrangement at its discretion.  To date, we have not utilized this line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Credit Market Risk

We are exposed to changes in interest rates and market liquidity including our investments in certain available-for-sale debt securities.  Our available-for-sale securities consist of fixed and variable rate income investments, such as municipal notes, municipal bonds and corporate bonds.  We continually monitor our exposure to changes in interest rates, market liquidity and credit ratings of issuers for our available-for-sale securities.  It is possible that we are at risk if interest rates, market liquidity or credit ratings of issuers change in an unfavorable direction.  The magnitude of any gain or loss will be a function of the difference between the fixed or variable rate of the financial instrument and the market rate, and our financial condition and results of operations could be materially affected.  Based on a sensitivity analysis performed on our financial investments held as of September 30, 2019, an immediate adverse change of 10% in interest rates (e.g., a change from 3.00% to 3.30%) would result in an immaterial decrease in the fair value of our available-for-sale debt securities and would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Risk

A substantial portion of our systems and software sales are denominated in U.S. dollars with the exception of Japan.  As a result, we have relatively little exposure to foreign currency exchange risk with respect to these sales. Substantially all of our sales in Japan are denominated in Japanese yen.  From time to time, we may enter into forward exchange contracts to economically hedge a portion, but not all, of the existing and anticipated foreign currency denominated transactions expected to occur within 12 months.  The change in fair value of the forward exchange contracts is recognized under the caption “Other income, net” in the Condensed Consolidated Statements of Operations for each reporting period. As of September 30, 2019, we had twelve forward exchange contracts outstanding with a total notional contract value of $4.2 million.  We do not use derivative financial instruments for trading or speculative purposes.

We have branch operations in Taiwan, Singapore and South Korea and wholly-owned subsidiaries in Europe, Japan and China.  Our international subsidiaries and branches operate primarily using local functional currencies.  Our exposure to foreign currency exchange rate fluctuations arise from intercompany balances between our U.S. headquarters and that of our foreign owned entities. Our intercompany balances are denominated in U.S. dollars. Since each foreign entity’s functional currency is generally denominated in its local currency, there is exposure to foreign exchange risk when the foreign entity’s intercompany balance is remeasured at a reporting date, resulting in transaction gains or losses. The intercompany balance, exposed to foreign currency risk, as of September 30, 2019 was approximately $22.6 million. A hypothetical change of 10% in the relative value of the U.S. dollar versus local functional currencies could result in approximately $2.5 million in foreign currency exchange losses / (gains) which would be recorded as non-operating expense in other expense (income) in our Condensed Consolidated Statements of Operations.  We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.

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

Conclusions

As of September 30, 2019, an evaluation of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the CEO and CFO.  Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings” in our 2018 10-K as updated in Note 10 to the accompanying unaudited condensed consolidated financial statements.

Other than as discussed in Note 10, as of September 30, 2019, there are no other legal proceedings pending or threatened against the Company that management believes are likely to have a material adverse effect on the Company’s consolidated financial position or otherwise.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to our risk factors as discussed in Part I, Item 1A, “Risk Factors” in our 2018 10-K.

 We have completed the merger with Nanometrics and our combined company is subject to the combined risks of both of Rudolph and Nanometrics that existed prior to the merger.

In addition to the risk factors set forth in Part l, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year year ended December 31, 2018, filed with the SEC on February 15, 2019, as a result of the merger with Nanometrics on October 25, 2019, we are also subject to the risks relating to Nanometrics’ business, including those risks set forth in Part I, Item 1A, Risk Factors, in Nanometrics’ Annual Report on Form 10-K for the fiscal year ended December 29, 2018, filed with the SEC on February 25, 2019, which, although substantially similar to the risks facing us, may vary in some aspects given the nature of the business of Nanometrics.

Combining the businesses of Rudolph and Nanometrics may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the merger, which may adversely affect the combined company’s business results and negatively affect the value of the common stock of the combined company following the merger.

The success of the merger will depend on, among other things, the ability of Rudolph and Nanometrics to combine their businesses in a manner that realizes cost savings and facilitates growth opportunities.

Rudolph and Nanometrics must successfully combine their respective businesses in a manner that permits these benefits to be realized. In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the merger.

In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth and cost savings, if achieved, may be lower than what Rudolph and Nanometrics expect and may take longer to achieve than anticipated. If Rudolph and Nanometrics are not able to adequately address integration challenges, they may be unable to realize the anticipated benefits of the integration of the two companies.

The failure to successfully integrate the businesses and operations of Rudolph and Nanometrics in the expected time frame may adversely affect the combined company’s future results.

Rudolph and Nanometrics have in the past operated independently. There can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Rudolph employees or key Nanometrics employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, the following issues, among others, must be addressed in integrating the operations of Rudolph and Nanometrics in order to realize the anticipated benefits of the merger so the combined company performs as expected:

•	combining the companies’ operations and corporate functions;
•

combining the businesses of Rudolph and Nanometrics and meeting the capital requirements of the combined company, in a manner that permits the combined company to achieve any cost savings or revenue synergies anticipated to result from the merger, the failure of which would result in the anticipated benefits of the merger not being realized in the time frame currently anticipated or at all;

•	integrating personnel from the two companies;
•	integrating and unifying the offerings and services available to customers;
•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•	maintaining existing agreements with customers, distributors, providers and vendors and avoiding delays in entering into new agreements with prospective customers, distributors, providers and vendors;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	consolidating the companies’ administrative and information technology infrastructure;
•	coordinating distribution and marketing efforts; and
•	coordinating geographically dispersed organizations.

In addition, at times the attention of certain members of either company’s or both companies’ management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt each company’s ongoing business and the business of the combined company.

The combined company may not be able to retain customers or suppliers or customers or suppliers may seek to modify contractual obligations with the combined company, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with Rudolph or Nanometrics.

As a result of the merger, the combined company may experience impacts on relationships with customers and suppliers that may harm the combined company’s business and results of operations. Certain customers, licensors, business partners or suppliers may seek to terminate or modify contractual obligations following the merger whether or not contractual rights are triggered as a result of the merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed. Furthermore, the combined company does not have long-term arrangements with many of its significant suppliers. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all. Any of the aforementioned disruptions could limit the combined company’s ability to achieve the anticipated benefits of the merger.

The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

The combined company may be exposed to increased litigation from stockholders, customers, suppliers, consumers and other third parties due to the combination of Rudolph’s business and Nanometrics’ business following the merger. Such litigation may have an adverse impact on the combined company’s business and results of operations or may cause disruptions to the combined company’s operations.

The combined company may be unable to retain Rudolph and Nanometrics personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of the professionals previously separately employed by Rudolph and Nanometrics. It is possible that these employees may decide not to remain with the combined company. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating Rudolph and Nanometrics to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, Rudolph and Nanometrics may not be able to locate suitable replacements for any key employees that leave either company or offer employment to potential replacements on reasonable terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2018, the Board of Directors approved a share repurchase authorization, which allowed us to repurchase up to $40.0 million worth of shares of our common stock.  The authorization provided for repurchases to be made in the open market or through negotiated transactions from time to time.  The share repurchase authorization was terminated on October 25, 2019 due to the closing of the Nanometrics merger.  During the three and nine months ended September 30, 2019, we repurchased 0 and 37 thousand shares of common stock under our share repurchase authorization and those shares were subsequently retired.  At September 30, 2019, there was $32.5 million available for future share repurchases. For further information, see Note 18. Shares Repurchase Authorization and Note 2. Business Combinations in the accompanying Notes to the Condensed Consolidated Financial Statements.

In addition to our share repurchase program, we withhold common stock shares associated with net share settlements to cover tax withholding obligations upon the vesting of restricted stock unit awards and stock option exercises under the Company’s equity incentive program. During the three and nine months ended September 30, 2019, we withheld 48 shares and 33.7 thousand shares through net share settlements.  For the three and nine month periods ended September 30, 2019, net share settlements cost $1.1 thousand and $0.7 million, respectively. Please refer to Note 12 of the Notes to the Condensed Consolidated Financial Statements for further discussion regarding our equity incentive plan.

The following table provides details of common stock purchased during the three month period ended September 30, 2019 (in thousands, except per share data):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1, 2019 - July 31, 2019	—	$—	—	$32,494
August 1, 2019 - August 31, 2019	—	—	—	$32,494
September 1, 2019 - September 30, 2019	0.1	21.96	—	$32,494
Three months ended September 30, 2019	0.1	$21.96	—	$32,494

[1] Includes Shares withheld through net share settlements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of Rudolph Technologies, Inc., dated October 25, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on October 28, 2019 (File No. 001-36226).

3.2

Amended and Restated Bylaws of Rudolph Technologies, Inc., dated October 25, 2019, incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on October 28, 2019 (File No. 001-36226).

31.1	Certification of Michael P. Plisinski, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	Certification of Steven R. Roth, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Michael P. Plisinski, Chief Executive Officer of Rudolph Technologies, Inc.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Steven R. Roth, Chief Financial Officer of Rudolph Technologies, Inc.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rudolph Technologies, Inc.

Date:	November 7, 2019	By:	/s/ Michael P. Plisinski
Michael P. Plisinski
Chief Executive Officer

Date:	November 7, 2019	By:	/s/ Steven R. Roth
Steven R. Roth
Senior Vice President, Chief Financial Officer and Principal Accounting Officer